Form 10-K
period 2022-12-31
F&G Annuities & Life, Inc.
filed 2023-02-27
CIK 1934850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-41490
F&G Annuities & Life, Inc.
(Exact name of registrant as specified in its charter)

Delaware	85-2487422
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

801 Grand Avenue, Suite 2600 Des Moines, Iowa 50309
(Address of principal executive offices, including zip code)
(515) 330-3340
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001 per share	FG	New York Stock Exchange
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report    Yes  ☐   No ☒

If the company’s securities are registered under Section 12(b), indicate by check mark whether the company’s financial statements included in the Form 10-K reflect the correction of an error to previously issued financial statements.     Yes  ☐   No ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the company’s executive officers during the relevant recovery period pursuant to Rule 10D-1(b) under the Exchange Act.     Yes     No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐   No ☒

As of the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s Common Stock was not publicly traded.

The registrant had outstanding 126,409,904 shares of common stock as of January 31, 2023.

DOCUMENTS INCORPORATED BY REFERENCE
None.

The information in Part III hereof for the fiscal year ended December 31, 2022, will be filed within 120 days after the close of the fiscal year that is the subject of this Report on a Form 10-K/A..

F&G ANNUITIES & LIFE, INC.
FORM 10-K

Introductory Note
The following describes the business of F&G Annuities & Life, Inc. and its subsidiaries. Except where otherwise noted in this Annual Report on Form 10-K, all references to “we,” “us,” “our,” the “Company,” or “F&G” are to F&G Annuities & Life, Inc. and its subsidiaries, taken together.
Statement Regarding Forward-Looking Information
Certain statements included in this Annual Report and the documents incorporated into this document by reference are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements include statements about our plans and objectives, including our future financial condition, anticipated capital expenditures, anticipated distributions, and our belief that we have the liquidity and capital resources necessary to meet our known obligations and to make additional real estate acquisitions and capital improvements when appropriate to enhance long-term growth.
This Annual Report and other materials that F&G has filed or will file with the SEC contains information that includes or is based upon forward-looking statements that are intended to enhance the reader’s ability to assess our future financial and business performance.
Some of the forward-looking statements can be identified by the use of terms such as “believes”, “expects”, “may”, “will”, “should”, “could”, “seeks”, “intends”, “plans”, “estimates”, “anticipates” or other comparable terms. However, not all forward-looking statements contain these identifying words. These forward-looking statements include all matters that are not related to present facts or current conditions or that are not historical facts. They appear in a number of places throughout this report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our consolidated results of operations, financial condition, liquidity, prospects and growth strategies and the industries in which we operate and including, without limitation, statements relating to our future performance.
Forward-looking statements are subject to known and unknown risks and uncertainties, many of which are beyond our control. We caution you that forward-looking statements are not guarantees of future performance and that our actual consolidated results of operations, financial condition and liquidity, and industry development may differ materially from those made in or suggested by the forward-looking statements contained in this report. In addition, even if our consolidated results of operations, financial condition and liquidity, and industry development are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors could cause actual results to differ materially from those contained in or implied by the forward-looking statements, including the risks and uncertainties discussed in “Risk Factors” and the Risk Factor Summary provided below. Factors that could cause actual results to differ from those reflected in forward-looking statements relating to our operations and business include the following (among others):
•general economic conditions and other factors, including prevailing interest and unemployment rate levels and stock and credit market performance;
•natural disasters, public health crises, international tensions and conflicts, geopolitical events, terrorist acts, labor strikes, political crises, accidents and other events;
•concentration in certain states for distribution of our products;
•the impact of interest rate fluctuations;
•equity market volatility;
•credit market volatility or disruption;
•the impact of credit risk of our counterparties;

•volatility or decline in the market price of our common stock could impair our ability to raise necessary capital;
•changes in our assumptions and estimates regarding the amortization of our deferred acquisition costs, deferred sales inducements and value of business acquired balances;
•changes in our methodologies, estimates and assumptions regarding our valuation of investments and the determinations of the amounts of allowances and impairments;
•changes in our valuation allowance against our deferred tax assets, and restrictions on our ability to fully utilize such assets;
•the accuracy of management’s reserving assumptions;
•regulatory changes or actions, including those relating to regulation of financial services affecting (among other things) underwriting of insurance products and regulation of the sale, underwriting and pricing of products, and minimum capitalization and statutory reserve requirements for insurance companies, or the ability of our insurance subsidiaries to make cash distributions to us (including dividends or payments on surplus notes those insurance subsidiaries issue to us);
•the ability to maintain or obtain approval of the Iowa Insurance Division (“IID”), The New York State Department of Financial Services (“NYDFS”) and other regulatory authorities as required for our operations and those of our insurance subsidiaries;
•the impact of fiduciary standards on us and on our products, distribution and business model;
•changes in the federal income tax laws and regulations which may affect the relative income tax advantages of our products;
•changes in tax laws which affect us and/or our shareholders;
•the impact on our business of new accounting rules or changes to existing accounting rules;
•our potential need and our insurance subsidiaries’ potential need for additional capital to maintain our and their financial strength and credit ratings and meet other requirements and obligations;
•our ability to successfully acquire new companies or businesses and integrate such acquisitions into our existing framework;
•the impact of potential litigation, including class action litigation;
•our ability to protect our intellectual property;
•our ability to maintain effective internal controls over financial reporting;
•the impact of restrictions in our debt instruments on its ability to operate its business, finance its capital needs or pursue or expand its business strategies;
•our ability and our insurance subsidiaries’ ability to maintain or improve financial strength ratings;
•the performance of third parties including third-party administrators, investment managers, independent distributors, underwriters, actuarial consultants and other outsourcing relationships;
•the loss of key personnel;
•interruption or other operational failures in telecommunication, information technology and other operational systems, or a failure to maintain the security, integrity, confidentiality or privacy of sensitive data residing on such systems;

•our exposure to unidentified or unanticipated risk not adequately addressed by our risk management policies and procedures;
•the impact on our business of natural and man-made catastrophes, pandemics, and malicious and terrorist acts;
•our ability to compete in a highly competitive industry;
•our ability to attract and retain national marketing organizations and independent agents;
•our subsidiaries’ ability to pay dividends to us; and
•the other factors discussed in “Risk Factors” of this Annual Report
Consequently, any forward-looking statements should be regarded solely as F&G’s current plans, estimates and beliefs and are based on management’s beliefs and assumptions about the businesses in which F&G competes, global and domestic economic conditions and other factors. F&G does not intend, and will not undertake any obligation, to update any forward-looking statements to reflect future events or circumstances or changed assumptions after the date of such statements.
You should review carefully the section captioned “Risk Factors” in this Annual Report to better understand the risks and uncertainties inherent in our business and underlying any forward-looking statements.
Risk Factor Summary
Risks Related to Our Business
•Our debt instruments may restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.
•A financial strength ratings downgrade, potential downgrade, or any other negative action by a rating agency could increase our cost of capital, making it challenging to grow our business, and could hinder our ability to participate in certain market segments, thereby adversely affecting our results of operations and our financial condition.
•We may face losses if our actual experience differs significantly from our reserving assumptions.
•Our valuation of investments and the determinations of the amounts of allowances and impairments taken on our investments may include methodologies, estimates and assumptions which are subject to differing interpretations and, if changed, could materially adversely affect our results of operations and financial condition.
•Change in our evaluation of the recoverability of our deferred tax assets could materially adversely affect our results of operations and financial condition.
•We are subject to the credit risk of our counterparties, including companies with whom we have reinsurance agreements or from whom we have purchased options.
•Interruption or other operational failures in telecommunication, information technology and other operational systems, or a failure to maintain the security, integrity, confidentiality or privacy of sensitive data residing on such systems, including as a result of human error, could result in a loss or disclosure of confidential information, damage to our reputation, monetary losses, additional costs and impairment of our ability to conduct business effectively.
•We have a long-term contractual relationship with Blackstone ISG-I Advisors LLC (“BIS”) that limits our ability to terminate this relationship or retain another investment manager without BIS’s consent.
•Increased regulation or scrutiny of alternative investment advisers, arrangements with such investment advisers and investment activities may affect BIS’s or, if engaged, any other asset manager’s ability to manage our investment portfolio or impact the reputation of our business.
Risks Related to Economic Conditions and Market Conditions
•Conditions in the economy generally could adversely affect our business, results of operations and financial condition.

•Our investments are subject to credit risks of the underlying issuer, borrower, or physical collateral which can change over time with the credit cycle.
•Interest rate fluctuations could adversely affect our business, financial condition, liquidity and results of operations.
•Our business could be materially and adversely affected by the occurrence of a catastrophe, including natural or man-made disasters.
Legal, Regulatory and Tax Risks
•Our business is subject to government regulation in each of the jurisdictions in which we conduct business and regulators have broad administrative and discretionary authority over our business and business practices.
•Current and emerging developments relating to market conduct standards for the financial industry emerging from the U. S. Department of Labor’s (“DOL”) implementation of the “fiduciary rule” may over time materially affect our business.
•The SECURE Act of 2022 may impact our business and the markets in which we compete.
Risks Related to the Separation and Distribution and our Status as a subsidiary of Fidelity National Financial, Inc. (“FNF”)
•We may not achieve some or all of the expected benefits of the separation and distribution, and the separation and distribution may materially adversely affect our business, financial condition or operating results.
•Although we have past history of operating as a public company, our historical financial information and summary historical financial information are not necessarily representative of the results that we would have achieved as a separate, publicly traded company and may not be a reliable indicator of our future results.
•FNF is our principal shareholder and retains significant rights with respect to our governance and certain corporate actions. In certain cases, FNF may have interests which differ from our other stockholders.
•Provisions in our amended and restated certificate of incorporation and bylaws, and of Delaware law, may prevent or delay an acquisition of us, which could decrease the trading price of our common stock.
•We are a “controlled company” within the meaning of the NYSE rules and, as a result, we qualify for, and rely on, exemptions from certain corporate governance requirements.
•Insurance holding company laws generally provide that no person, corporation or other entity may acquire control of an insurance company, which is presumed to exist if a person owns, directly or indirectly, 10% or more of the voting securities of an insurance company, without the prior approval of such insurance company's domiciliary state insurance regulator. Persons considering an investment in our common stock should take into consideration their ownership of FNF voting securities and consult their own legal advisors regarding such laws in light of their particular circumstances.
•Our amended and restated bylaws contain an exclusive forum provision that could limit our stockholders’ ability to choose a judicial forum that they find favorable for certain disputes with us or our directors, officers, stockholders, employees or agents, and may discourage lawsuits with respect to such claims.
•We and certain of our subsidiaries file consolidated federal income tax returns with FNF.
Risks Related to Our Common Stock
•Substantial sales of our common stock may occur which could cause our stock price to be volatile and to decline.
•We cannot guarantee the timing, amount or payment of dividends on our common stock in the future.

Part I
Item 1. Business
Overview
Founded in 1959, F&G is a leading provider of insurance solutions serving retail annuity and life customers as well as institutional clients. Our mission is to help people turn their aspirations into reality and, as of December 31, 2022, F&G has approximately 623,000 policyholders who count on the safety and protection our fixed annuity and life insurance products provide.
Through our insurance subsidiaries, including Fidelity & Guaranty Life Insurance Company (“FGL Insurance”) and Fidelity & Guaranty Life Insurance Company of New York (“FGL NY Insurance”), we market a broad portfolio of annuities, including fixed indexed annuities (“FIAs”) and multi-year guarantee annuities (“MYGAs”), pension risk transfer (“PRT”) solutions, as well as indexed universal life (“IUL”) insurance and institutional funding agreements.
We were acquired on June 1, 2020, by Fidelity National Financial, Inc. (“FNF”) . We benefited from immediate financial strength ratings upgrades following the acquisition; S&P and Fitch upgraded us to A-, A.M. Best affirmed at A-, and Moody’s upgraded to Baa1. These upgrades, valued by our distribution partners, positioned us to quickly expand our business in our existing channels and gain access to new markets. Gross sales increased from $4.5 billion for the full year 2020 to $11.3 billion in 2022 and did so profitably. With our success in expanding distribution under FNF’s ownership, we have grown assets under management (“AUM”) from $26.5 billion at the time of acquisition to $43.6 billion as of December 31, 2022. We now operate in and source significant premiums from five distinct channels, versus a single channel prior to the acquisition by FNF in June of 2020. For a discussion of the five distinct channels, see “We Play in Large and Growing Markets” and “Our Retail Distribution Channels” within this section of the Annual Report.
We believe the strength of our balance sheet provides confidence to our policyholders and business partners and positions us for continued growth. Our invested assets comprise what we believe to be a highly rated and well diversified portfolio. As of December 31, 2022, 94% of our fixed maturity securities were rated under criteria of the National Association of Insurance Commissioners (the “NAIC”) as NAIC 1 or NAIC 2, the two highest credit rating designations of the NAIC. These assets are managed against what we believe to be prudently underwritten liabilities. We have in-force liabilities of $41.6 billion at December 31, 2022, with a liability duration of 5 years, well matched to our assets. For the year ended December 31, 2022, Net earnings attributable to common shareholders was $481 million, we produced adjusted net earnings (“ANE”) of $345 million, and we had an adjusted return on assets (“ROA”) of 86 basis points. We are focused on growing our in-force liabilities and AUM, driven by sales of attractively priced liabilities, including fixed indexed annuities, fixed rate annuities, indexed universal life, funding agreements, and pension risk transfer.
As of December 31, 2022, we had $1.8 billion of total F&G equity and $4.6 billion of total F&G shareholders’ equity excluding accumulated other comprehensive earnings (“AOCI”). FGL Insurance’s estimated U.S. RBC ratio was approximately 440% as of December 31, 2022, as compared to 451% and 415% as of December 31, 2021 and December 31, 2020, respectively. FGL Insurance expects to maintain its U.S. RBC ratio at or above our target of 400%. Going forward, we intend to fund our continued growth through strong and growing statutory earnings, reinsurance programs, and unused debt capacity.
F&G Dividend Distribution (the “separation and distribution”)
On March 16, 2022, FNF announced its intention to partially spin off F&G through a dividend to FNF shareholders.
On December 1, 2022, FNF distributed, on a pro rata basis, approximately 15% of the common stock of F&G. The purpose of the separation and distribution was to enhance and more fully recognize the overall market value of each company. FNF retained control of F&G through ownership of approximately 85% of F&G common stock.

For additional information about risks to F&G related to the separation and distribution, please see “Risk Factors - Risks Related to the Separation and Distribution and our Status as a subsidiary of FNF.”
Our Strategy
Through a diversification growth strategy, F&G has demonstrated profitable, compound annual growth rates (“CAGRs”) in gross sales of 42% and AUM of 18% for the three-year period 2019 to 2022 and, more recently, annual increases in gross sales of 17% and AUM of 19% for the year ended December 31, 2022 as compared to the year ended December 31, 2021. We have expanded our business in our traditional channels, and entered new markets. With this strategy, we will continue to deliver stable ROA, excluding short-term mark-to-market effects, driven by asset growth and increasing margins from scale as well as expansion into higher-margin, less capital-intensive products. We are positioned to accomplish our goals through the following areas of strategic focus:
•Targeting large and growing markets. The opportunity for our core annuity products remains significant, as policyholders seek to add safety and certainty to their retirement plans. Our investments in life insurance products allows us to penetrate the underserved middle market, which addresses the needs of many of our cultural communities. And as corporations continue to de-risk their pension funds, our buyout solutions can guarantee pension-holders the lifetime benefits they need and want. Finally, we continue to attract strong institutional annuity buyers with funding agreements. F&G is a national leader in the markets we play in, and demographic trends provide tailwinds and significant room to continue growing.
•Superior ecosystem. Our business model gives us a sustainable competitive advantage. We have strong and long-standing relationships with a diverse network of distributors, a durable investment edge through our Blackstone partnership, a scalable administrative platform, and a track record of attracting and retaining top talent.
•Consistent track record of success. F&G’s deep and experienced management team has successfully diversified products and channels in recent years and demonstrated our ability to deliver consistent top line growth, increase assets under management and generate steady spreads and ROA, excluding short-term mark-to-market effects, across varying market cycles.
Our Competitive Advantages
Our business model is strong and positions us to capitalize on the growth prospects in our addressable markets.
•Trusted by distributors. We have long-standing relationships with a broad range of distributors representing more than 82,000 independent agents and financial advisors, and built on our reputation for transparency and a consistently competitive product portfolio. We offer fixed annuities and life insurance products through a network of approximately 20 leading banks and broker dealers and approximately 271 Independent Marketing Organizations (“IMOs”) that provide back-office support for thousands of independent insurance agents.
•Winning in high-growth markets. The U.S. retirement and middle markets are growing, and we are both well-established and well-positioned for continued growth. Our strategic alignment with our distribution partners allows us to reach a diverse, growing and underserved middle market demographic in both our retail and institutional channels.
•Durable investment management edge. FGL Insurance and certain other subsidiaries of F&G (other than FGL NY Insurance) are party to investment management agreements (“IMAs”) with Blackstone ISG-I Advisors LLC (“BIS”) pursuant to which BIS is appointed as investment manager of substantially all assets in the general and separate accounts of those entities (the “F&G Accounts”). MVB Management, LLC, (“MVB Management”), an entity that is 50% owned by affiliates of William Foley, the Chairman of FNF and a director of F&G, receives a participation fee from BIS in connection with assets of F&G and its subsidiaries that are managed by BIS. BIS also receives services from MVB Management. BIS pays MVB Management a fee of approximately 15% of certain fees paid to BIS and its affiliates pursuant to the investment management agreements with BIS. BIS, in accordance with our IMAs, has delegated certain investment services to its affiliates, including Blackstone’s Credit, Real Estate Debt and Asset-Based Finance businesses, in each case, pursuant to separate sub-management agreements executed between BIS and each such affiliate. Our strategic partnership with Blackstone provides a sustained competitive advantage for our business. Blackstone and BIS partner with our strategic investment office to deeply understand our liability profile when making asset allocation decisions and then originates unique investment opportunities not traditionally available to insurers. These investments allow us to enter higher-margin lines and create the potential to intermediate investment banks in credit origination.
•Clean and profitable in-force book. As a life insurer, we generate spread earnings based on our assets under management and over the lifetime of the liabilities in place. Our disciplined new business underwriting process provides us with stable liabilities, primarily in products that reset annually, which has allowed us to achieve consistently attractive lifetime returns. Approximately 91% of our $30.4 billion fixed indexed and fixed rate annuities account value are surrender-charge protected and our asset and liability cash flows are well matched.
•Track record of attracting top talent. F&G’s management team and nearly 872 employees have a record of long-term success and have delivered impressive results in the last few years. Our commitment to our cultural values is the cornerstone of our success, whereby F&G is a company of individuals who believe in the power of partnerships, encourage innovation and creativity, and are transparent about decisions while delivering on their commitments. This is borne out by consistently being recognized as an employer of choice as well as an involuntary turnover rate that is well below that of other financial services companies. We believe our flexible, employee-centric work approach positions us as an employer of choice.
•Clear governance structure. We have a disciplined approach for considering new lines of business to enter, the appropriate product/channel mix for achieving our targeted new business profitability, and the management of our capital and in-force liabilities. Further, we target and pursue opportunities that leverage our strengths.
We Play in Large and Growing Markets
We are in the midst of an age wave, with 10,000 Baby Boomers retiring each day through 2029. Today’s retirees face unique challenges: guaranteed income traditionally provided by pensions is going away, requiring many retirees to rely solely on their personal assets; for many, Social Security income is not enough and the value of Certificates of Deposit (“CDs”), once a reliable source of income, has eroded; finally, today’s retirees must plan for a retirement that could last 30 or 40 years, weathering the ups and downs of the markets along the way. Insurance solutions can simplify retirement planning through features that generate more accumulation than traditional fixed income vehicles and generate more (and guaranteed) retirement income than traditional strategies.
The U.S. retirement market opportunity is vast and comprised of the $2.3 trillion U.S. consumer savings market, the $600 billion CD market and the $354 billion retail life and annuities market. While insured products are designed to effectively serve the needs of retirees, annuities and life insurance solutions continue to be underutilized. We believe middle market consumers, in particular, lack the guidance they need and want and can benefit greatly from insurance solutions.
Until recently, F&G distributed our flagship annuity and life insurance products solely through our longstanding IMO relationships. In mid-2020, we expanded into the bank and broker dealer channels to broaden our reach and capture share of the personal savings and CDs markets. Our entry into these channels was successful, resulting in $1 billion in new business within the first ten months. Annuity sales through the bank and broker dealer channels were $3.6 billion and $1.7 billion for the full year ended December 31, 2022 and 2021, respectively. The approximate 20 banks and broker dealers we work with account for 44% of all annuity sales. In these retail markets F&G ranks: (i) 4th and 9th in FIA sales in the IMO and bank channels and 7th in FIA industry sales; (ii) 4th and 6th in MYGA sales in the broker dealer and bank channels and 8th in MYGA industry sales; and (iii) 7th in IUL sales in the IMO channel, 3rd in the number of IUL policies sold and 8th in IUL industry sales, in each case, for the third quarter of 2022, as sourced from Wink’s Sales and Market Report.

We successfully expanded into new retail channels and diversified our annuity distribution, yet not at the expense of our traditional IMO channel. Over the same period, we grew our IMO channel sales by 16% in the full year 2021, above and beyond the industry’s 14%, and by 11% for the full year ended December 31, 2022, as compared to the year ended December 31, 2021.
We continue to invest in our life insurance business, focusing our approach to meet the needs of the underserved middle market which we reach largely through Network Marketing Groups (“NMGs”). The middle market segment was the largest in 2019, at 37% of households. NMGs are unique and growing, recruiting members of diverse communities for careers in insurance and penetrating cultural segments. NMGs have proven to be one of our most cost-efficient distribution channels, in large part because they tend to work with a smaller number of strategic product providers. This has allowed us to build deep and lasting relationships with both the NMGs and the agents. Since 2018, largely due to our NMG strategy, F&G’s IUL sales growth has far outpaced the industry, with a three-year combined annual growth rate of 46% compared to the industry’s 3.4%. This makes F&G the fastest growing IUL company of the top 20 IUL sellers in the market. Untapped opportunities remain in this channel, particularly among younger and more diverse demographics. The life insurance protection gap has widened to $23.4 trillion, which is equivalent to over 60% of the current in-force individual life insurance. Hispanics, the second largest ethnic group behind Caucasians, have the largest uninsured population among adults at 40%, representing significant opportunity for us to serve this market. We purchased a 30% minority ownership stake in Freedom Equity Group (“FEG”) in October 2021. FEG is a nearly 4,000 agent strong NMG that focuses on cultural markets including Mexican-American, Hmong, Laotian, Filipino, Burmese, Congolese-American, Samoan, African-American, Thai and Vietnamese. We also purchased a 49% minority ownership stake in Syncis Holdings, LLC, an NMG, in January 2023. Syncis is an approximately 1,200 agent NMG that focuses on cultural markets including Korean, African-American, and Persian.
In 2021, F&G entered two institutional business lines to further diversify our sources of revenue. Our competitive asset management advantage through Blackstone allows us to have very competitive offerings in our spread lending products as well as in the PRT market, while still meeting our internal pricing targets.
•In addition to our funding agreement business with the Federal Home Loan Bank of Atlanta, (“FHLB”), we now offer the proven ability to originate Funding Agreement Backed Notes (“FABN”), a $140 billion market. Our FABN Program (the “FABN Program”) offers funding agreements to institutional clients by means of capital markets transactions through investment banks. Together, this business line has generated $2.3 billion in sales for F&G in 2021, its year of inception of FABN, and $1.4 billion in sales for the year ended December 31, 2022.
•We also offer PRT solutions to a $40 billion (of $2 trillion total defined benefit plan assets) market. We launched our PRT business by building an experienced team with access to brokers and institutional consultants for distribution. We expect our opportunity to continue to grow as employers shift away from traditional defined benefit pension plans and seek to de-risk frozen pension plans. This line of business generated $1.1 billion in sales for F&G in 2021, its year of inception, and $1.4 billion in sales for the year ended December 31, 2022.
We Have Meaningfully Diversified Our Business
With the addition of the retail bank and broker dealer channels and our success in entering the PRT and funding agreement institutional markets, F&G has diversified our product and distribution capabilities from one primary channel to now five, and from one primary product to now five. We completed this expansion over a three-year period and, combined with organic growth in our core IMO channel, increased gross sales by 190%, from $3.9 billion in 2019 to $11.3 billion in 2022.
We have reinforced our earnings engine in addition to driving top-line growth. We have acquired and retained customers through the COVID years, growing AUM from $26.5 billion at the time of FNF’s acquisition to $44 billion as of December 31, 2022. Profitable growth in AUM is the most important driver of F&G’s earnings and our ability to return capital to shareholders.

An Inflection Point: Numerous opportunities to create value for our shareholders
Through a diversified growth strategy, F&G seeks to deliver shareholder value by increasing ANE driven by asset growth. The successful execution of this strategy has provided a clear line of sight to both AUM and ANE growth. We are able to optimize sales growth by products and channels based on market and competitive conditions. We are also able to adjust capital usage by, for example, moving to higher margin or less capital-intensive products. This leads to increasing margins and higher returns on capital. In addition, as we scale, we expect our expense ratios to decline due to our significant investments in technology and other operating platforms over the last three years. Finally, we have reached an inflection point with our first dividend and expect to increase dividends over time.
Our Financial Goals
Our competitive advantages – product and channel diversification, as well as our strategic partnership with Blackstone – enable us to address a greater share of the markets in which we play. Further, the strength of our distribution partner relationships has allowed the Company to achieve double digit profitable sales growth, increase AUM and retain the higher margin business such as FIA and middle market cultural life insurance while diversifying sources of margin. We will continue using retained sales as a lever for capital efficient diversified margins as we earn additional fee income through reinsurance. We will also strategically use reinsurance to further diversify our sources of earnings into less capital-intensive adjacent products and services. We began our reinsurance program in 2021 by ceding 50% of our MYGA premiums, which amounted to approximately $869 million in 2021 and $2,246 million through December 31, 2022. During September 2022, we amended this reinsurance program to provide for the cession of 75% of our MYGA premiums dating from and following September 1, 2022, capped at $350 million cession per month. The reinsurer pays the Company an up-front fee on the premium as well as an ongoing annual fee for generating the business. The reinsurance enhances our overall return of the business issued and diversifies a portion of earnings to fee income. We continue to strategically review and determine if the Company could benefit from other opportunities to leverage our core core competency of new business generation by potentially earning fees from third parties through reinsurance partnerships or from additional products and services.

The Products We Offer
F&G’s expertise in annuities, life insurance, pension risk transfer solutions and funding agreements will allow us to continue to introduce innovative products and solutions designed to meet customers’ changing needs. We work hand-in-hand with our distributors and institutional advisors to devise the most suitable solutions for the ever-changing market. Our retail annuities serve as a retirement and savings tool on which our customers rely for principal protection and predictable income streams. In addition, our life insurance products provide our customers with a complementary product that allows them to build on their savings and provide a payment to their designated beneficiaries upon the policyholder’s death. Our most popular products are FIAs that tie contractual returns to specific market indices, such as the S&P 500 Index. Our customers value our FIAs, which provide a portion of the gains of an underlying market index, while also providing principal protection. We believe this principal protection fills the need for middle-income Americans who must save for retirement but who want to limit the risk of decline in their savings.
For the year ended December 31, 2022, FIAs generated approximately 40% of our gross sales. The remaining 60% of sales were primarily generated from fixed rate annuities (33%), funding agreements (13%), PRT sales (13%) and IUL (1%). We invest the proceeds primarily in fixed income securities. We also use options and futures that hedge the index credit of our FIA and IUL liabilities by replicating the market index returns to our policyholders. We invest predominantly in options on the S&P 500 Index. The majority of our products allow for active management to achieve targeted lifetime returns. In addition, our annuity contracts generally either cannot be surrendered or include surrender charges that discourage early redemptions.
Annuities. Through F&G’s insurance subsidiaries, we issue a broad portfolio of deferred annuities (FIA and fixed rate annuities), immediate annuities, and PRT solutions. A deferred annuity is a type of contract that accumulates value on a tax deferred basis and typically begins making specified periodic or lump sum payments a certain number of years after the contract has been issued. An immediate annuity is a type of contract that begins making specified payments within one annuity period (e.g., one month or one year) and typically pays principal and earnings in equal payments over some period of time.
Deferred Annuities – FIAs. Our FIAs allow contract owners the possibility of earning returns linked to the performance of a specified market index, predominantly the S&P 500 Index, while providing principal protection. The contract owners typically make a single deposit into our deferred annuities. The contracts include a provision for a minimum guaranteed surrender value calculated in accordance with applicable law. A market index tracks the performance of a specific group of stocks representing a particular segment of the market, or in some cases an entire market. For example, the S&P 500 Composite Stock Price Index is an index of 500 stocks intended to be representative of a broad segment of the market. All FIA products allow policyholders to allocate funds once a year among several different crediting strategies, including one or more index-based strategies and a traditional fixed rate strategy. High surrender charges apply for early withdrawal, typically for seven to fourteen years after purchase.
We purchase derivatives consisting predominantly of over-the-counter options and, to a lesser degree, futures contracts (specifically for FIA contracts) on the equity indices underlying the applicable policy such as the S&P 500. These derivatives are used to fund the index credits due to policyholders under the FIA and IUL contracts based upon policyholders’ contract elections. The down-side risk to F&G is limited to the cost of the options because if the value of the options decreases there is no index credit. The cost of the hedge is included in the pricing of the product and can be reset on an annual basis for each policy based on market conditions. The majority of all such call options are one-year options purchased to match the funding requirements underlying the FIA/IUL contracts. On the anniversary dates of the FIA/IUL contracts, the market index used to compute the annual index credit under the contracts is reset. At such time, we purchase new call options to fund the next index credit. We manage the cost of these purchases through the terms of our FIA/IUL contracts, which permit us to change caps or participation rates, subject to certain guaranteed minimums on each contract’s anniversary date. The change in the fair value of the options and futures contracts is generally designed to offset the equity market related change in the fair value of the FIA/IUL contract’s related reserve liability. The options and futures contracts are marked to fair value with the change in fair value included as a component of “Recognized gains and losses, net” in our Consolidated Statements of Earnings. The change in fair value of the options and futures contracts includes the gains and losses recognized at the expiration of the instrument’s term or upon early termination and the changes in fair value of open positions. GAAP accounting of the reserve liability for products with embedded derivatives such as FIA creates additional volatility beyond the accounting for the options and the futures.
The contract holder account value of a FIA contract is equal to the sum of deposits paid, premium bonuses, if any, (described below), and index credits based on the change in the relevant market index (subject to a cap, spread and/or a participation rate) less any fees for riders and any withdrawals taken to-date. Caps (a maximum rate that may be credited) generally range from 1% to 5% when measured annually and 1% to 3% when measured monthly, spreads (a credited rate determined by deducting a specific rate from the index return) generally range from —% to 3% when measured annually, and participation rates (a credited rate equal to a percentage of index return) generally range from 100% to 180% of the performance of the applicable market index. The cap, spread and participation rate can typically be reset annually and in some instances every two to five years. Certain riders provide a variety of benefits, such as the ability to increase their cap, lifetime income or additional liquidity for a set fee. As this fee is fixed, the contract holder may lose principal if the index credits received do not exceed the amount of such fee.
Approximately 30% of the FIA sales for the year ended December 31, 2022, involved “premium bonuses” or vesting bonuses. Premium bonuses increase the initial annuity deposit by a specified rate of 2%. The vesting bonuses, which range from 1% to 15%, increase the initial annuity deposit liability but are subject to adjustment for unvested amounts in the event of surrender by the policyholder prior to the end of the vesting period. We made compensating adjustments in the commission paid to the agent or the surrender charges on the policy to offset the premium bonus.
Approximately 37% of our FIA contracts were issued with a guaranteed minimum withdrawal benefit (“GMWB”) rider for the year ended December 31, 2022. With this rider, a contract owner can elect to receive guaranteed payments for life from the FIA contract without requiring the owner to annuitize the FIA contract value. The amount of the income benefit available is determined by the growth in the policy’s benefit base value as defined in the FIA contract rider. Typically, this accumulates for 10 years based on a guaranteed rate of 3% to 8%.

Guaranteed withdrawal payments may be stopped and restarted at the election of the contract owner. Some of the FIA contract riders that we offer include an additional death benefit or an increase in benefit amounts under chronic health conditions. Rider fees range from 0% to 1%. Unlike a variable annuity, policyholder values do not decline with market movements.
Deferred Annuities – Fixed Rate Annuities. Fixed rate annuities are typically single deposit contracts and include annual reset and multi-year rate guaranteed policies. Fixed rate annual reset annuities issued by us have an annual interest rate (the “crediting rate”) that is guaranteed for the first policy year. After the first policy year, we have the discretionary ability to change the crediting rate once annually to any rate at or above a guaranteed minimum rate. MYGAs are similar to fixed rate annual reset annuities except that the initial crediting rate is guaranteed for a specified number of years before it may be changed at our discretion. As of December 31, 2022, crediting rates on outstanding (i) single-year guaranteed annuities generally ranged from 2% to 6% and (ii) MYGA ranged from 1% to 6%. The average crediting rate on all outstanding fixed rate annuities at December 31, 2022 was 3%.
Withdrawal Options for Deferred Annuities. After the first year following the issuance of a deferred annuity policy, holders of deferred annuities are typically permitted penalty-free withdrawals up to a contractually specified amount. The penalty-free withdrawal amount is typically 10% of the prior year account value for FIAs, and is typically up to accumulated interest for fixed rate annuities, subject to certain restrictions. Withdrawals in excess of allowable penalty-free amounts are assessed a surrender charge if such withdrawals are made during the penalty period of the deferred annuity policy. The penalty period typically ranges from seven to fourteen years for FIAs and three to ten years for fixed rate annuities. This surrender charge initially ranges from 8% to 15% of the contract value for FIAs and is 9% of the contract value for fixed rate annuities and generally decreases by approximately one to two percentage points per year during the penalty period. The average surrender charge was 7% for our FIAs and 7% for our fixed rate annuities as of December 31, 2022. A market value adjustment (“MVA”) will also apply in most states to any withdrawal that incurs a surrender charge, subject to certain exceptions. The MVA is based on a formula that accounts for changes in interest rates since contract issuance. Generally, if interest rates have risen, the MVA will decrease surrender value, whereas if rates have fallen, it will increase surrender value. At December 31, 2022, approximately 72% of our business included an MVA feature.
The following table summarizes our deferred annuity account values and surrender charge protection as of December 31, 2022 (dollars in millions):

SURRENDER CHARGE EXPIRATION BY YEAR	Fixed Rate and Fixed Indexed Annuities Account Value	Percent of Total	Weighted Average Surrender Charge
Out of surrender charge	$2,626	9%	—%
2023	1,463	5%	5%
2024 - 2026	6,830	22%	6%
2027 - 2028	5,017	17%	7%
2029 - 2030	5,977	20%	8%
Thereafter	8,490	27%	11%
Total	$30,403	100%	37%
Subsequent to the penalty period, the policyholder may elect to take the proceeds of the surrender either in a single payment or in a series of payments over the life of the policyholder or for a fixed number of years (or a combination of these payment options). In addition to the foregoing withdrawal rights, policyholders may also elect to have additional withdrawal benefits by purchasing a GMWB.
Single Premium Immediate Annuities. We have previously sold single premium immediate annuities (or “SPIAs”), which provide a series of periodic payments for a fixed period of time or for the life of the policyholder, according to the policyholder’s choice at the time of issue. The amounts, frequency and length of time of the payments are fixed at the outset of the annuity contract. SPIAs are often purchased by persons at or near retirement age who desire a steady stream of payments over a future period of years. Existing policyholders may elect to surrender their contract and use the proceeds to purchase a supplementary contract which functions as a SPIA.

Life Insurance. We currently offer IUL insurance policies and have previously sold universal life, term and whole life insurance products. Holders of universal life insurance policies may make periodic payments over the life of the contract and earn returns on their policies, which are credited to the policyholder’s cash value account. The insurer periodically deducts its expenses and the cost of life insurance protection from the cash value account. The balance of the cash value account is credited interest at a fixed rate or returns based on the performance of a market index, or both, at the option of the policyholder, using a method similar to that described above for FIAs.
Almost all of the life insurance policies in force, except for the return of premium benefits on term life insurance products and universal life contracts issued after March 1, 2010, are subject to a reinsurance arrangement with Wilton Re. See “—Wilton RE Transaction.”
Funding Agreements. As defined by the IID, a funding agreement is an agreement for an insurer to accept and accumulate funds and to make one or more payments at future dates in amounts that are not based on mortality or morbidity contingencies of the person to whom the funding agreement is issued. In essence, funding agreement providers are agreeing to a defined stream of future payments in exchange for a single upfront premium. This type of business is sometimes referred to as spread lending, as funding agreement providers invest upfront premiums with the intent to earn an investment spread on the funds prior to making agreed upon maturity and interest payments. The structure of the payments can take several forms, but are commonly a fixed or variable interest payment with a single maturity principal re-payment.
F&G currently utilizes two forms of funding agreement offerings. The first is through the issuance of collateralized funding agreements with the FHLB. This enables spread-based income without longevity or mortality exposure given the certainty in liability profile. Funding agreements through the FHLB are flexible in their format and the ability to issue during broad windows, as long as sufficient eligible collateral has been deposited with the bank.
In June 2021, we established a FABN Program, which is a medium term note program under which funding agreements are issued to a special-purpose trust that issues marketable notes. The notes are underwritten and marketed by major investment banks’ broker-dealer operations and are sold to institutional investors. These FABN offerings are more limited regarding timing of issuance, but do not require collateralization as with the FHLB. The maximum aggregate principal amount permitted to be outstanding at any one time under the FABN Program is currently $5.0 billion. As of December 31, 2022, we had approximately $2.6 billion outstanding under the FABN Program.
Pension Risk Transfer. In July 2021, we entered the PRT market. A PRT occurs when a defined-benefit pension provider seeks to remove some or all of its obligation to pay guaranteed retirement income or post-retirement benefits to plan participants. There are four major types of PRT strategies: longevity reinsurance, buy-in, buy-out, and paying in lump sums. We are currently active in plan buy-outs, where we have a direct, irrevocable commitment to each covered participant to make the specified annuity payments based upon the terms of the pension plan. Plan buy-out transactions fully and permanently transfer all investment, mortality, and administrative risk, associated with covered benefits, from the pension plan sponsor to the insurance provider.
Our PRT products are comparable to income annuities, as we generally receive a single, upfront premium in exchange for paying a guaranteed stream of future income payments which are typically fixed in nature, but may vary in duration based on participant mortality experience. These products primarily create earnings through spread income. In each transaction FGL Insurance and/or FGL NY Insurance issues a group annuity contract to discharge pension plan liabilities from a pension plan sponsor, either through a separate account or through a general account guarantee. Certificate holders covered under a group annuity contract have a guaranteed benefit from the insurance company.
We entered the PRT solutions business by building a team of experienced professionals, then working with brokers and institutional consultants for distribution. As of December 31, 2022, we had completed PRT transactions that represented pension obligations of $2.5 billion.
Reinsurance philosophy/arrangements. Our insurance subsidiaries cede insurance to other insurance companies. We use reinsurance to diversify risks and earnings, to manage loss exposures, to enhance our capital position, and to manage new business volume. The effects of certain reinsurance agreements are not accounted for as reinsurance as they do not reinsure insurance contracts or they do not transfer the risks of the reinsured policies.
In instances where we are the ceding company, we pay a premium to a reinsurer in exchange for the reinsurer assuming a portion of our liabilities under the policies we issued and collect expense allowances in return for our administration of the ceded policies. Use of reinsurance does not discharge our liability as the ceding company because we remain directly liable to our policyholders and are required to pay the full amount of our policy obligations in the event that our reinsurers fail to satisfy their obligations. We collect reimbursement from our reinsurers when we pay claims on policies that are reinsured.
We monitor the credit risk related to the ability of our reinsurers to honor their obligations under various agreements. To minimize the risk of credit loss on such contracts, we generally diversify our exposures among many reinsurers and limit the amount of exposure to each based on financial strength ratings, which are reviewed annually. We are able to further manage risk via funds withheld arrangements.
Please refer to the section titled “Quantitative and Qualitative Disclosure about Market Risk” in this Annual Report for further discussion on credit risk and counterparty risk.
Please refer to “Risk Factors” for additional details regarding credit risk related to reinsurance agreements. A description of significant ceded reinsurance transactions appears below.
Wilton Reinsurance Transaction. Pursuant to the agreed upon terms, Wilton Reassurance Company (“Wilton Re”) purchased through a 100% quota share reinsurance agreement certain FGL Insurance life insurance policies that are subject to redundant reserves, reported on a statutory basis, under Regulation XXX and Guideline AXXX, as well as another block of FGL Insurance’s in-force traditional, universal life and IUL insurance policies. The effects of this agreement are accounted for as reinsurance as the ceded policies qualify as insurance products and because the agreement satisfies the risk transfer requirements for GAAP.
Hannover Reinsurance Transaction. FGL Insurance has a reinsurance agreement with Hannover Life Reassurance Company of America (Bermuda) Ltd. (“Hannover Re”), an unaffiliated reinsurer, to reinsure an in-force block of FGL Insurance’s FIA and fixed deferred annuity contracts with GMWB and Guaranteed Minimum Death Benefit (“GMDB”) guarantees. In accordance with the terms of this agreement, we cede 70% net retention of secondary guarantee payments in excess of account value for GMWB and GMDB guarantees. The effects of this agreement are not accounted for as reinsurance as it does not satisfy the risk transfer requirements for GAAP; therefore, deposit accounting is applied.
Canada Life Reinsurance Transaction. Effective May 1, 2020, FGL Insurance entered into an indemnity reinsurance agreement with Canada Life Assurance Company United States Branch (“Canada Life”), a third-party reinsurer, to reinsure FIA policies with GMWB. In accordance with the terms of this agreement, FGL Insurance cedes a quota share percentage of the net retention of guarantee payments in excess of account value for GMWB. Effective October 1, 2022, FGL Insurance and Canada Life Amended and restated this agreement to, among other changes, also reinsure additional FIA business policies. The effects of this agreement are not accounted for as reinsurance as it does not satisfy the risk transfer requirements for GAAP; therefore, deposit accounting is applied.
Kubera & Somerset Reinsurance Transactions. FGL Insurance entered into a reinsurance agreement with Kubera Insurance (SAC) Ltd. (“Kubera”), an unaffiliated reinsurer, effective December 31, 2018, to cede certain MYGA and deferred annuity reserves on a coinsurance funds withheld basis, net of applicable existing reinsurance. Effective October 31, 2021, this agreement was novated from Kubera to Somerset Reinsurance Ltd. (“Somerset”), a certified third-party reinsurer. As the policies ceded to Somerset are investment contracts, there is no significant insurance risk present and therefore the reinsurance agreement is accounted for as a separate investment contract. The presentation of this agreement is similar to other reinsurance agreements that apply reinsurance accounting as discussed in further detail within Note J Reinsurance to our Consolidated Financial Statements included in this Annual Report.
Aspida Reinsurance Transaction. FGL Insurance has a reinsurance agreement with ASPIDA Life Re Ltd. (“Aspida Re”), an unaffiliated reinsurer, to cede certain MYGA business, on a funds withheld coinsurance basis, net of applicable existing reinsurance. As the policies ceded to Aspida Re are investment contracts, there is no significant insurance risk present and therefore the reinsurance agreement is accounted for as a separate investment contract. The presentation of this agreement is similar to other reinsurance agreements that apply reinsurance accounting as discussed in further detail within Note J Reinsurance to our Consolidated Financial Statements included in this Annual Report.
New Reinsurance Transaction. Effective December 31, 2022, FGL Insurance entered into an indemnity reinsurance agreement with New Reinsurance Company Ltd. (“New Re”), a third-party reinsurer and wholly owned subsidiary of Münchener Rückversicherungs-Gesellschaft Aktiengesellschaft in München (d/b/a Munich Re), to cede certain fixed index annuity policies.
The CARVM Facility. Life insurance companies operating in the United States must calculate required reserves for life and annuity policies based on statutory principles. The insurance divisions have adopted the methodology contained in the NAIC Valuation Manual (“VM”) as the prescribed methodology for the insurance industry. The industry has reduced or eliminated redundancies thereby increasing capital using a variety of techniques including reserve facilities.
FGL Insurance has a reinsurance treaty with Raven Reinsurance Company (“Raven Re”), its wholly owned captive reinsurance company, to cede the Commissioners Annuity Reserve Valuation Method (“CARVM”) liability for annuity benefits where surrender charges are waived. In connection with the CARVM reinsurance agreement (the “CARVM Treaty”), FGL Insurance and Raven Re entered into an agreement with Nomura Bank International plc (“NBI”) to upsize and extend its reserve financing facility in the form of a letter of credit issued by NBI. The financing facility has $200 million available to draw on as of December 31, 2022. The facility may terminate earlier than the current termination date of October 1, 2027, in accordance with the terms of the reimbursement agreement. Under the terms of the reimbursement agreement, in the event the letter of credit is drawn upon, Raven Re is required to repay the amounts utilized, and Fidelity & Guaranty Life Holdings, Inc. (“FGLH”) is obligated to repay the amounts utilized if Raven Re fails to make the required reimbursement. FGLH also is required to make capital contributions to Raven Re in the event that Raven Re’s statutory capital and surplus falls below certain defined levels. As of December 31, 2022, December 31, 2021 and December 31, 2020, Raven Re’s statutory capital and surplus was $11 million, $62 million and $29 million, respectively, in excess of the minimum level required under the reimbursement agreement. As this letter of credit is provided by an unaffiliated financial institution, Raven Re is permitted to carry the letter of credit as an admitted asset on the Raven Re statutory balance sheet.
Effective December 31, 2022, FGL Insurance entered into a Coinsurance Agreement with its affiliate F&G Life Re Ltd. (“F&G Life Re”), a Bermuda reinsurer, to reinsure a quota share of certain pension risk transfer group annuity contracts on a funds withheld coinsurance and modified coinsurance basis. The cession is on an 80% quota share basis, net of applicable incurring reinsurance, with the liabilities payable out of FGL Insurance’s separate account ceded on a modified coinsurance basis and general accounts liabilities ceded on a funds withheld basis.
Our Retail Distribution Channels
We distribute our annuity and life insurance products through three main retail channels of distribution: independent agents, banks, and broker dealers.
In our independent agent channel, the sale of our products typically occurs as part of a four party, three stage sales process between FGL Insurance, an IMO, the agent and the customer. FGL Insurance designs, manufactures, issues, and services the product. The IMOs will typically sign contracts with multiple insurance carriers to provide their agents with a broad and competitive product portfolio. The IMO provides training and discusses product options with agents in preparation for meetings with clients. The IMO staff also provide assistance to the agent during the selling and application process. The agent may get customer leads from the IMOs. The agent conducts a fact finding and presents suitable product choices to the customers. We monitor the business issued by each distribution partner for pricing metrics, mortality, persistency, as well as market conduct and suitability.
We offer our products through a network of approximately 271 IMOs, representing approximately 73,000 agents. We believe that our relationships with these IMOs are strong. The average tenure of the Power Partners is approximately 19 years. We identify Power Partners as those who have demonstrated the ability to generate significant production for our business. We currently have 41 Power Partners, comprised of 19 annuity IMOs and 22 life insurance IMOs.
We took a similar approach in launching products as a new entrant into the bank and broker dealer channels by partnering with one of the largest broker dealers in the industry. In 2020, F&G launched a set of fixed rate annuity and FIA products to banks and broker dealers, and gained selling agreements with some of the largest banks and broker dealers in the United States. We offer our products through a network of approximately 20 banks and broker dealers, representing approximately 9,000 financial advisers. The financial advisers at our bank and broker dealer partners are able to offer their clients guaranteed rates of return, protected growth, and income for life through our Secure series of annuity products. We employ a hybrid distribution model in this channel, whereby some financial institutions partner directly with F&G and our sales team, and others work with an intermediary. As such, we partner with a select number of financial institution intermediaries who have expertise in the channel and maintain the appropriate field wholesaling forces to be successful in this channel. In 2022, the top 5 firms represented 87% of channel sales. Bank and broker dealers represented 44% of annuity sales for the year ended December 31, 2022.
The top five states for the distribution of F&G’s retail products in the year ended December 31, 2022 were Florida, California, Texas, Pennsylvania and New Jersey, which together accounted for 37% of F&G’s retail sales.
Our Investment Management Governance and Approach
We embrace a long-term conservative investment philosophy, investing nearly all the insurance premiums we receive in a wide range of high-quality debt securities. Our investment strategy is designed to (i) preserve capital, (ii) provide consistent yield and investment income, and (iii) achieve attractive absolute returns. We base all of our decisions on fundamental, bottom-up research, coupled with a top-down view that respects the cyclicality of certain asset classes. The types of assets in which we may invest are influenced by various state laws, which prescribe qualified investment assets applicable to insurance companies.
FGL Insurance and certain other subsidiaries of F&G (other than FGL NY Insurance) are party to IMAs with BIS pursuant to which BIS is appointed as investment manager of the F&G Accounts. There are no specified minimum amounts of assets that we have agreed that BIS will manage; however, BIS has the right to manage (and receive fees based on) all assets in the F&G Accounts with limited exceptions. For certain asset classes, we continue to utilize specialized third-party investment managers. As of December 31, 2022, approximately 91% of our $41 billion investment portfolio was managed by BIS, with 8% managed by other third parties, and the remaining 1% internally managed. BIS, in accordance with our IMAs, has delegated certain investment services to its affiliates, including Blackstone’s Credit, Real Estate Debt and Asset-Based Finance businesses, in each case, pursuant to separate sub-management agreements executed between BIS and each such affiliate.
The management fees payable to BIS under the IMAs are calculated based on the aggregate assets under management in the F&G Accounts, such that that BIS’s per annum management fee is based upon:
•for aggregate assets under management in the F&G Accounts up to $25 billion, 0.26% of such aggregate assets under management;
•for aggregate assets under management in the F&G Accounts above $25 billion and up to $34 billion, a rate equal to (x) the sum of $25 billion multiplied by 0.26% and the excess over $25 billion multiplied by 0.24% divided by (y) total aggregate assets under management; and
•for aggregate assets under management in the F&G Accounts above $34 billion, a rate equal to (x) the sum of $25 billion multiplied by 0.26%, $9 billion multiplied by 0.24%, 80% of the aggregate assets under management above $34 billion multiplied by 0.12% and 20% of the aggregate assets under management above $34 billion multiplied by 0.24% divided by (y) total aggregate assets under management; provided, that in the event BIS and MVB Management amend their participation fee agreement in the future to reduce the fee payable for assets under management in the F&G Accounts over $34 billion by 50%, BIS’s per annum management fee for assets under management in the F&G Accounts over $34 billion will be reduced such that all aggregate assets under management above $34 billion will be multiplied by 0.12%.

Aggregate fees paid to BIS were $155 million and $132 million for the years ended December 31, 2022 and 2021, respectively, $62 million for the seven month period between June 1, 2020 and ended December 31, 2020 and $39 million for the five months ended May 31, 2020 (or $101 million for the year ended December 31, 2020). In the third quarter of 2021, we negotiated a reduction in the fee rates charged by BIS for AUM in the F&G Accounts in excess of $34 billion (which prior to such amendment would have been charged at a fee rate of 0.22% or 0.20%).
F&G has a robust governance process and framework to manage the investment portfolio. While BIS is primarily responsible for security selection, F&G makes all investment strategy decisions and sets risk parameters. All major decisions need to be reviewed and approved by the F&G Investment Committee, and new investment asset classes go through an internal risk assessment process ‘RAP’ at F&G to ensure the investments are suitable for an insurance company balance sheet. We define risk tolerance across a wide range of factors, including credit risk, liquidity risk, concentration (issuer and sector) risk, and caps on specific asset classes, which in turn establish conservative risk thresholds.
F&G and BIS undertook a substantial investment portfolio reposition to improve the credit quality and asset-liability duration match of the portfolio, as well as to add diversification, by reducing exposure to BBB rated corporates and adding higher quality structured credit, specialty finance assets, commercial & residential mortgage loans, and alternative investments. This was completed in 2018, and the result was a meaningful yield pick-up along with improved credit quality which was accomplished by taking advantage of illiquidity and structural complexity premiums, and not by increasing credit risk in the portfolio. Since then several de-risking programs have been undertaken to take advantage of the extended credit cycle and favorable market conditions or to undertake prudent risk management in anticipation of an unfavorable economic environment. We have also added several new asset classes to the investment portfolio to further enhance diversification.
Each of our subsidiaries that is party to an investment management agreement with BIS may terminate such agreement upon 30 days’ notice. BIS may also terminate any investment management agreement upon 30 days’ notice. However, F&G and FNF are party to an omnibus termination side letter under which they are required to cause our insurance subsidiaries to engage BIS as an investment manager and to generally not engage any other person as an investment manager. See also “Risk Factors—Risks Relating to Our Business—We rely on our investment management or advisory agreements with BIS and other investment managers and sub-managers for the management of portions of certain of our life insurance companies’ investment portfolios.”
The initial term of the side letter expires in 2027 and will automatically renew for successive one-year terms unless F&G terminates the side letter. Prior to June 1, 2027, we and FNF may only terminate the side letter for cause. Cause is generally limited to circumstances where BIS is legally unable to manage our assets, if BIS fails to offer us “most favored nations” rights with respect to certain products it may issue to third parties, or where BIS has acted with gross negligence, willful misconduct or reckless disregard of its obligations under the investment management agreements. In addition, at the expiration of the initial term of the side letter in 2027, or at the end of any renewal term, we may with prior notice terminate the side letter for (i) unsatisfactory long term performance by BIS that is materially detrimental to one of our subsidiaries or (ii) unfair and excessive fees charged by BIS compared to those that would be charged by a comparable asset manager (taking into account the experience, education and qualification of BIS’s personnel, the scale and scope of the services being provided by BIS, and the composition of the managed investment portfolio and comparable investment guidelines). If we provide any such notice, the termination would not become effective for two years from the date of termination given in the notice, during which time BIS may seek to cure the events giving arise to the termination notice.
Because our subsidiaries can terminate an investment management agreement at any time upon 30 days' notice, it is possible that such a termination by one of our subsidiaries could cause us to be in breach of our obligations under the side letter. BIS’s contractual remedies under the side letter include specific performance and the right to seek damages including, in the event of a non-permitted termination of an investment management agreement by one of our subsidiaries, as compensation for the costs incurred in performing services under, and the failure to receive the benefits reasonably anticipated by, an IMA, the full amount of damages available at law in the same manner and to the same extent as if such IMA had been terminated by us our at our direction in violation of the terms of the side letter.

Our investment portfolio consists of high-quality fixed maturities, including publicly issued and privately issued corporate bonds, municipal and other government bonds, ABS, residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”), commercial mortgage loans (“CMLs”), residential mortgage loans (“RMLs”), limited partnership investments, and other investments. We also maintain holdings in floating rate, and less rate-sensitive investments, including senior tranches of CLOs, non-agency RMBS, and various types of ABS. It is our expectation that our investment portfolio will broaden in scope and diversity to include other asset classes held by life and annuity insurance writers. We also have a small amount of equity holdings required as part of our funding arrangements with the FHLB.
The portfolio also has exposure to U.S. dollar denominated emerging market bonds, highly rated preferred stocks and hybrids, and structured securities including ABS. We currently maintain:
•a well-matched asset/liability profile (asset duration, including cash and cash equivalents, of 4.9 years vs. liability duration of 5.1 years); and
•an exposure to less rate-sensitive assets of 30% of invested assets as of December 31, 2022.
Please refer to Note C Investments in the Consolidated Financial Statements and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investment Portfolio” in this Annual Report for additional information about our investment portfolio.
Mature Risk Management Framework and Governance
Risk management is a critical part of our business to manage our financial strength and meet or exceed regulatory requirements. We seek to assess risk to our business through a comprehensive, formal process involving:
a.identifying short-term and long-term strategic and operational objectives;
b.development of risk appetite statements that establish what the Company is willing to accept in terms of risks to achieving its goals and objectives;
c.identifying the levers that control the risk appetite of the Company;
d.establishing the overall limits of risk acceptable for a given risk driver;
e.establishing operational risk limits that are aligned with the tolerances;
f.assigning risk limit quantification and mitigation responsibilities to individual team members within functional groups;
g.analyzing the potential qualitative and quantitative impact of individual risks, including but not limited to stress and scenario testing covering over eight economic and insurance related risks;
h.mitigating risks by appropriate actions; and
i.identifying, documenting and communicating key business risks in a timely fashion.
Our most significant risks are governed through holding company governance committees and overall by the enterprise risk management committee. Our most significant risks such as credit risk, liquidity risk, and policyholder behavior associated with interest rate risk have established risk limits associated with our risk appetite statements. These include investment limits by asset class, ratings and issuer. Liquidity risk is managed through frequent forecasting of sources and uses of cash and managed to our Liquidity Policy. Asset liability management procedures and limits protect the Company, within limits, against significant changes in interest rates. In addition, the risks are stressed as part of our scenario testing process to identify areas requiring mitigation plans based on the macroeconomic environment. Risk limits, risk appetite and scenario testing results of the stresses are discussed with stakeholders such as the F&G ERM Committee, the Board of Directors and Audit Committee of F&G, regulators and rating agencies.

The responsibility for monitoring, evaluating and responding to risk embedded across the organization: first assigned to our management and employees, second to those occupying specialist functions, such as legal compliance and risk teams, and third to those occupying supervisory functions, such as internal audit and the board of directors.
Operations/Outsourcing
We believe we have designed an efficient corporate platform which enables us to be highly scalable with volume over time, and allows us to onboard incremental business with low incremental fixed operating cost. As a result, we believe we should be able to convert a significant portion of incremental net investment income from additional invested assets and liabilities into operating income.
We outsource the following functions to third-party service providers:
•new business administration (data entry and policy issue only);
•service of existing policies;
•underwriting administration of life insurance applications;
•life reinsurance administration;
•call centers;
•information technology development and maintenance;
•investment accounting and custody; and
•co-located data centers and hosting of financial systems.
We closely manage our outsourcing partners and integrate their services into our operations. We believe that outsourcing such functions allows us to focus capital and our employees on our core business operations and perform differentiating functions, such as finance, actuarial, product development and risk management functions. In addition, we believe an outsourcing model provides predictable pricing, service levels and volume capabilities and allows us to benefit from technological developments that enhance our customer self-service and sales processes. We believe that we have a good relationship with our principal outsource service providers.
Our Financial Strength/Ratings
Our access to funding and our related cost of borrowing, the attractiveness of certain of our products to customers and requirements for derivatives collateral posting are affected by our credit ratings and insurance financial strength ratings, which are periodically reviewed by the rating agencies. Financial strength ratings and credit ratings are important factors affecting public confidence in an insurer and its competitive position in marketing products.
As of the date of this Annual Report, A.M. Best, Fitch, Moody’s, and S&P had issued credit ratings, financial strength ratings and/or outlook statements regarding us, as listed below. Credit ratings represent the opinions of rating agencies regarding an entity’s ability to repay its indebtedness. Financial strength ratings represent the opinions of rating agencies regarding the ability of an insurance company to meet its financial obligations under an insurance policy and generally involve quantitative and qualitative evaluations by rating agencies of a company’s financial condition and operating performance. Generally, rating agencies base their financial strength ratings upon information furnished to them by the insurer and upon their own investigations, studies and assumptions. Financial strength ratings are based upon factors of concern to policyholders, agents and intermediaries and are not directed toward the protection of investors. Credit and financial strength ratings are not recommendations to buy, sell or hold securities and they may be revised or revoked at any time at the sole discretion of the rating organization.
In addition to the financial strength ratings, rating agencies use an “outlook statement” to indicate a medium- or long-term trend that, if continued, may lead to a rating change. A positive outlook indicates a rating may be raised and a negative outlook indicates a rating may be lowered. A stable outlook is assigned when ratings are not likely to be changed. A developing outlook is assigned when a rating may be raised, lowered, or affirmed. Outlooks should not be confused with expected stability of the issuer’s financial or economic performance. A rating may have a “stable” outlook to indicate that the rating is not expected to change, but a “stable” outlook does not preclude a rating agency from changing a rating at any time without notice.
The rating organizations may take various actions, positive or negative. Such actions are beyond our control and we cannot predict what these actions may be and the timing thereof.

	A.M. Best	S&P	Fitch	Moody’s
Holding Company & Security Ratings
F&G Annuities & Life, Inc.
Issuer Credit / Default Rating	Not Rated	BBB-	BBB	Ba2
Outlook		Stable	Stable	Positive
Senior Unsecured Notes (2028 maturity) (a)	Not Rated	BBB-	BBB-	Not Rated
CF Bermuda Holdings Limited
Issuer Credit / Default Rating	Not Rated	BBB-	BBB	Ba1
Outlook		Stable	Stable	Positive
Fidelity & Guaranty Life Holdings, Inc.
Issuer Credit / Default Rating	BBB-	BBB-	BBB	Not Rated
Outlook	Positive	Stable	Stable
Senior Unsecured Notes (2025 maturity) (b)	BBB-	BBB	BBB	Baa2
Outlook	Positive			Stable
Operating Subsidiary Ratings
Fidelity & Guaranty Life Insurance Company
Financial Strength Rating	A-	A-	A-	Baa1
Outlook	Positive	Stable	Stable	Positive
Fidelity & Guaranty Life Insurance Company of New York
Financial Strength Rating	A-	A-	A-	Not Rated
Outlook	Positive	Stable	Stable
F&G Life Re Ltd
Financial Strength Rating	Not Rated	A-	A-	Baa1
Outlook		Stable	Stable	Positive
F&G Cayman Re Ltd
Financial Strength Rating	Not Rated	Not Rated	A-	Not Rated
Outlook			Stable

(a) Issuance by F&G Annuities & Life, Inc. on January 13, 2023
(b) Explicitly guaranteed by parent Fidelity National Financial, Inc. upon acquisition of F&G on June 1, 2020
A.M. Best, S&P, Fitch and Moody’s review their ratings of insurance companies from time to time. There can be no assurance that any particular rating will continue for any given period of time or that it will not be changed or withdrawn entirely if, in their judgment, circumstances so warrant. While the degree to which ratings adjustments will affect sales and persistency is unknown, we believe if our ratings were to be negatively adjusted for any reason, we could experience a material decline in the sales of our products and the persistency of our existing business. See “Risk Factors” in this Annual Report.
Potential Impact of a Ratings Downgrade. We are required to maintain minimum ratings as a matter of routine practice as part of our over-the-counter derivatives agreements on ISDA forms. Under some ISDA agreements, we have agreed to maintain certain financial strength ratings. Please refer to Note D Derivative Financial Instruments to the Consolidated Financial Statements for disclosure around our requirement to maintain minimum ratings.
If the insurance subsidiaries held net short positions against a counterparty, and the subsidiaries’ financial strength ratings were below the levels required in the ISDA agreement with the counterparty, the counterparty would demand immediate further collateralization, which could negatively impact overall liquidity. Based on the fair value of our derivatives as of December 31, 2022, we hold no net short positions against a counterparty; therefore, there is currently no potential exposure for us to post collateral.
A downgrade of the financial strength rating of one of our principal insurance subsidiaries could affect our competitive position in the insurance industry and make it more difficult for us to market our products, as potential customers may select companies with higher financial strength ratings. A downgrade of the financial strength rating could also impact our borrowing costs.
Regulation of F&G
U.S. Regulatory Overview
FGL Insurance, FGL NY Insurance and Raven Re are subject to comprehensive regulation and supervision in their domiciles, Iowa, New York and Vermont, respectively, and in each state in which they do business. FGL Insurance does business throughout the United States and Puerto Rico, except for New York. FGL NY Insurance only does business in New York. Raven Re is a special purpose captive reinsurance company that only provides reinsurance to FGL Insurance under the CARVM Treaty. FGL Insurance’s principal insurance regulatory authority is the IID; however, state insurance departments throughout the United States also monitor FGL Insurance’s insurance operations as a licensed insurer. The New York State Department of Financial Services (“NYDFS”) regulates the operations of FGL NY Insurance. The purpose of these regulations is primarily to protect insurers’ policyholders and beneficiaries and not their general creditors and shareholders of those insurers or of their holding companies. Many of the laws and regulations to which FGL Insurance and FGL NY Insurance are subject are regularly re-examined and existing or future laws and regulations may become more restrictive or otherwise adversely affect their operations.
Generally, insurance products underwritten by, and rates used by, FGL Insurance and FGL NY Insurance must be approved by the insurance regulators in each state or territory in which they are sold. In addition, insurance products may also be subject to ERISA.
State insurance authorities have broad administrative powers over FGL Insurance and FGL NY Insurance with respect to all aspects of the insurance business, including:
•licensing to transact business;
•licensing agents;
•prescribing which assets and liabilities are to be considered in determining statutory surplus;
•regulating premium rates for certain insurance products;
•approving policy forms and certain related materials;
•requiring insurers and agents to act in the best interests of consumers when making recommendations to purchase annuities, or to determine whether a reasonable basis exists as to the suitability of such investments for consumers;
•regulating unfair trade and claims practices;
•establishing reserve requirements and solvency standards;
•regulating the amount of dividends that may be paid in any year by insurance companies;
•regulating the availability of reinsurance or other substitute financing solutions, the terms thereof and the ability of an insurer to take credit on its financial statements for insurance ceded to reinsurers or other substitute financing solutions;

•fixing maximum interest rates on life insurance policy loans and minimum accumulation or surrender values; and
•regulating the type, amounts, and valuations of investments permitted, transactions with affiliates and other matters.
Financial Regulation
State insurance laws and regulations require FGL Insurance, FGL NY Insurance and Raven Re to file reports, including financial statements, with state insurance departments in each state in which they do business, and their operations and accounts are subject to examination by those departments at any time. FGL Insurance, FGL NY Insurance and Raven Re prepare statutory financial statements in accordance with accounting practices and procedures prescribed or permitted by these departments.
The NAIC has approved a series of statutory accounting principles and various model regulations that have been adopted, in some cases with certain modifications, by all state insurance departments. These statutory principles are subject to ongoing change and modification. Moreover, compliance with any particular regulator’s interpretation of a legal or accounting issue may not result in compliance with another regulator’s interpretation of the same issue, particularly when compliance is judged in hindsight. Any particular regulator’s interpretation of a legal or accounting issue may change over time to FGL Insurance’s, FGL NY Insurance’s and Raven Re’s detriment, or changes to the overall legal or market environment, even absent any change of interpretation by a particular regulator, may cause FGL Insurance, FGL NY Insurance and Raven Re to change their views regarding the actions they need to take from a legal risk management perspective, which could necessitate changes to FGL Insurance’s, FGL NY Insurance’s or and Raven Re’s practices that may, in some cases, limit their ability to grow and improve profitability.
State insurance departments conduct periodic examinations of the books and records, financial reporting, policy and rate filings, market conduct and business practices of insurance companies domiciled in their states, generally once every three to five years. Examinations are generally carried out in cooperation with the insurance departments of other states under guidelines promulgated by the NAIC. State insurance departments also have the authority to conduct examinations of non-domiciliary insurers that are licensed in their states.
Dividend and Other Distribution Payment Limitations
The insurance laws of Iowa and New York regulate the amount of dividends that may be paid in any year by FGL Insurance and FGL NY Insurance, respectively.
Pursuant to Iowa insurance law, ordinary dividends are payments, together with all other such payments within the preceding twelve months, that do not exceed the greater of (i) 10% of FGL Insurance’s statutory surplus as regards policyholders as of December 31 of the preceding year; or (ii) the net gain from operations of FGL Insurance (excluding realized capital gains) for the 12-month period ending December 31 of the preceding year.
Dividends in excess of FGL Insurance’s ordinary dividend capacity are referred to as extraordinary and require prior approval of the Iowa Insurance Commissioner. In deciding whether to approve a request to pay an extraordinary dividend, Iowa insurance law requires the Iowa Insurance Commissioner to consider the effect of the dividend payment on FGL Insurance’s surplus and financial condition generally and whether the payment of the dividend will cause FGL Insurance to fail to meet its required U.S. RBC ratio. FGL Insurance may only pay dividends out of statutory earned surplus.
In 2022, FGL Insurance did not pay extraordinary dividends to FGLH. FGL Insurance’s maximum ordinary dividend capacity for 2023 is $0.
Any payment of dividends by FGL Insurance is subject to the regulatory restrictions described above and the approval of such payment by the board of directors of FGL Insurance, which must consider various factors, including general economic and business conditions, tax considerations, FGL Insurance’s strategic plans, financial results and condition, FGL Insurance’s expansion plans, any contractual, legal or regulatory restrictions on the payment of dividends and its effect on RBC and such other factors the board of directors of FGL Insurance considers relevant. For example, payments of dividends could reduce FGL Insurance’s RBC and financial condition and lead to a reduction in FGL Insurance’s financial strength rating. See "Risk Factors—Risks Relating to Our Business—A financial strength ratings downgrade, potential downgrade, or any other negative action by a rating agency could increase our cost of capital, making it challenging to grow our business, and could hinder our ability to participate in certain market segments, thereby adversely affecting our results of operations and our financial condition” in this Information Statement.
Each year, FGL NY Insurance may pay a certain limited amount of ordinary dividends or other distributions as calculated under New York insurance laws without being required to obtain the prior consent of the NYDFS. However, to pay any dividends or distributions (including the payment of any dividends or distributions for which prior consent is not required), FGL NY Insurance must provide advance written notice to the NYDFS.
FGL NY Insurance has historically not paid dividends.
Surplus and Capital
FGL Insurance and FGL NY Insurance are subject to the supervision of the regulators in states where they are licensed to transact business. Regulators have discretionary authority in connection with the continued licensing of these entities to limit or prohibit sales to policyholders if, in their judgment, the regulators determine that such entities have not maintained the minimum surplus or capital or that the further transaction of business would be hazardous to policyholders.
Risk-Based Capital
In order to enhance the regulation of insurers’ solvency, the NAIC adopted a model law to implement RBC requirements for life, health and property and casualty insurance companies. All states have adopted the NAIC’s model law or a substantially similar law. RBC is used to evaluate the adequacy of capital and surplus maintained by an insurance company in relation to risks associated with: (i) asset risk, (ii) insurance risk, (iii) interest rate risk, and (iv) business risk. In general, RBC is calculated by applying factors to various asset, premium and reserve items, taking into account the risk characteristics of the insurer. Within a given risk category, these factors are higher for those items with greater underlying risk and lower for items with lower underlying risk. The RBC formula is used as an early warning regulatory tool to identify possible inadequately capitalized insurers for purposes of initiating regulatory action, and not as a means to rank insurers generally. Insurers that have less statutory capital than the RBC calculation requires are considered to have inadequate capital and are subject to varying degrees of regulatory action depending upon the level of capital inadequacy. As of the most recent annual statutory financial statements filed with insurance regulators, the RBC ratios for FGL Insurance and FGL NY Insurance each exceeded the minimum RBC requirements.
It is desirable to maintain an RBC ratio in excess of the minimum requirements in order to maintain or improve financial strength ratings. FGL Insurance’s estimated U.S. RBC ratio was approximately 440% as of December 31, 2022. See “Risk Factors — Risks Relating to Our Business — A financial strength ratings downgrade, potential downgrade, or any other negative action by a rating agency could increase our cost of capital, making it challenging to grow our business, and could hinder our ability to participate in certain market segments, thereby adversely affecting our results of operations and our financial condition” in this Information Statement.
See “—Bermuda Regulatory Overview — ECR and Bermuda Solvency Capital Requirements” for a discussion of Bermuda regulatory requirements that impact F&G Life Re.
Insurance Regulatory Information System Tests
The NAIC has developed a set of financial relationships or tests known as the Insurance Regulatory Information System ("IRIS") to assist state regulators in monitoring the financial condition of U.S. insurance companies and identifying companies that require special attention or action by insurance regulatory authorities. A ratio falling outside the prescribed “usual range” is not considered a failing result. Rather, unusual values are viewed as part of the regulatory early monitoring system. In many cases, it is not unusual for financially sound companies to have one or more ratios that fall outside the usual range. Insurance companies generally submit data annually to the NAIC, which in turn analyzes the data using prescribed financial data ratios, each with defined “usual ranges”. Generally, regulators will begin to investigate or monitor an insurance company if its ratios fall outside the usual ranges for four or more of the ratios. IRIS consists of a statistical phase and an analytical phase whereby financial examiners review insurers’ annual statements and financial ratios. The statistical phase consists of 12 key financial ratios based on year-end data that are generated from the NAIC database annually; each ratio has a “usual range” of results.
As of December 31, 2022, FGL Insurance, FGL NY Insurance and Raven Re had three, four and three ratios outside the usual range, respectively. The IRIS ratios for net income to total income (including realized capital gains and losses), change in premium and change in product mix for FGL Insurance were outside the usual range. The IRIS ratios for net change in capital and surplus, gross change in capital and surplus, net income to total income (including realized capital gains and losses) and change in reserving ratio for FGL NY Insurance were outside the usual range. The IRIS ratios for net income to total income (including realized capital gains and losses), adequacy of investment income and change in premium for Raven Re were outside the usual range.
In all instances in prior years, regulators have been satisfied upon follow-up that no regulatory action was required. FGL Insurance, FGL NY Insurance and Raven Re are not currently subject to regulatory restrictions based on these ratios.
Group Capital Calculation
The NAIC developed a group capital calculation tool using an RBC methodology for all entities within the insurance holding company system, including non-U.S. entities. In December 2020, the NAIC adopted the Group Capital Calculation Template and Instructions, as well as amendments to the Model Holding Company Act and Regulation. The amendments implement the annual filing requirement for the group capital calculation but will not become effective until adopted by state legislatures or regulatory agencies. Legislation was introduced in New York in May 2022 that would require a group capital calculation. The Company’s lead regulator has not yet adopted a requirement for Group Capital.
Insurance Reserves
State insurance laws require insurers to analyze the adequacy of reserves. Following the implementation of principle-based reserving for life insurance products, the NAIC is now developing a principle-based reserving framework for fixed annuity products. The respective appointed actuaries for FGL Insurance, FGL NY Insurance and Raven Re must each submit an opinion on an annual basis that their respective reserves, when considered in light of the respective assets FGL Insurance, FGL NY Insurance and Raven Re hold with respect to those reserves, make adequate provision for the contractual obligations and related expenses of FGL Insurance, FGL NY Insurance and Raven Re. FGL Insurance, FGL NY Insurance and Raven Re have filed all of the required opinions with the insurance departments in the states in which they do business.
Credit for Reinsurance Regulation
States regulate the extent to which insurers are permitted to take credit on their financial statements for the financial obligations that the insurers cede to reinsurers. Where an insurer cedes obligations to a reinsurer that is neither licensed nor accredited by the state insurance department, the ceding insurer is not permitted to take such financial statement credit unless the unlicensed or unaccredited reinsurer secures the liabilities it will owe under the reinsurance contract.
Under the laws regulating credit for reinsurance issued by such unlicensed or unaccredited reinsurers, the permissible means of securing such liabilities are (i) the establishment of a trust account by the reinsurer to hold certain qualifying assets in a qualified U.S. financial institution, such as a member of the Federal Reserve, with the ceding insurer as the exclusive beneficiary of such trust account with the unconditional right to demand, without notice to the reinsurer, that the trustee pay over to it the assets in the trust account equal to the liabilities owed by the reinsurer; (ii) the posting of an unconditional and irrevocable letter of credit by a qualified U.S. financial institution in favor of the ceding company allowing the ceding company to draw upon the letter of credit up to the amount of the unpaid liabilities of the reinsurer and (iii) a “funds withheld” arrangement by which the ceding company withholds transfer to the reinsurer of the assets, which support the liabilities to be owed by the reinsurer, with the ceding insurer retaining title to and exclusive control over such assets.
In addition, all U.S. states, including Iowa and New York, permit an insurer to take credit for reinsurance ceded to a non-U.S. reinsurer that posts collateral in amounts less than 100% of the reinsurer’s obligations if the reinsurer has been designated as a “certified reinsurer” and is domiciled in a country recognized by the state and the NAIC as a “Qualified Jurisdiction.” The reduced percentage of full collateral applied to a certified reinsurer is based upon an assessment of the reinsurer and its financial ratings. Iowa and New York both also recognize certain qualified non-U.S. insurers as reciprocal jurisdiction reinsurers such that ceding domestic insurers may receive credit for reinsurance ceded to such unauthorized reinsurers without the requirement for the reinsurer to provide collateral.
FGL Insurance and FGL NY Insurance are subject to the credit for reinsurance rules described above in Iowa and New York, respectively, insofar as they enter into any reinsurance contracts with reinsurers that are neither licensed, accredited nor certified in Iowa and New York, respectively, or recognized as a reciprocal reinsurer in such jurisdictions.
Insurance Holding Company Regulation
F&G, as the indirect parent company of FGL Insurance and FGL NY Insurance, is subject to the insurance holding company laws in Iowa and New York. These laws generally require each insurance company directly or indirectly owned by the holding company to register with the insurance department in the insurance company’s state of domicile and to furnish annually financial and other information about the operations of companies within the holding company system. Generally, all transactions between insurers and affiliates within the holding company system are subject to regulation and must be fair and reasonable, and may require prior notice and approval or non-disapproval by its domiciliary insurance regulator.
Most states, including Iowa and New York, have insurance laws that require regulatory approval of a direct or indirect change of control of an insurer or an insurer’s holding company. Such laws prevent any person from acquiring control, directly or indirectly, of F&G, FGL US Holdings Inc. (“FGL US Holdings”), CF Bermuda Holdings Limited (“CF Bermuda”), FGLH, FGL Insurance or FGL NY Insurance or certain of their affiliates unless that person has filed a statement with specified information with the insurance regulators and has obtained their prior approval. In addition, investors deemed to have a direct or indirect controlling interest are required to make regulatory filings and respond to regulatory inquiries. Under most states’ statutes, including those of Iowa and New York, acquiring 10% or more of the voting stock of an insurance company or its parent company is presumptively considered a change of control, although such presumption may be rebutted. In addition, the insurance laws of Iowa and New York permit a determination of control in circumstances where the thresholds for the presumption of control have not been crossed. Similar laws apply to a direct or indirect change of ownership of Raven Re. Any person who is deemed to acquire control over F&G, FNF, FGL US Holdings, CF Bermuda, FGLH, FGL Insurance, FGL NY Insurance, Raven Re or certain of their affiliates including any person who acquires 10% or more of our or FNF’s voting securities of FGL Insurance, FGL NY Insurance or certain of their affiliates, without the prior approval of the insurance regulators of Iowa and New York, will be in violation of those states’ laws and may be subject to injunctive action requiring the disposition or seizure of those securities by the relevant insurance regulator or prohibiting the voting of those securities and to other actions determined by the relevant insurance regulator.
Insurance Guaranty Association Assessments
Each state has insurance guaranty association laws under which insurers doing business in the state may be assessed by state insurance guaranty associations for certain obligations of insolvent insurance companies to policyholders and claimants. Typically, states assess each member insurer in an amount related to the member insurer’s proportionate share of the business written by all member insurers in the state. Although no prediction can be made as to the amount and timing of any future assessments under these laws, FGL Insurance and FGL NY Insurance have established reserves that they believe are adequate for assessments relating to insurance companies that are currently subject to insolvency proceedings.

Market Conduct Regulation
State insurance laws and regulations include numerous provisions governing the marketplace activities of insurers, including provisions governing the form and content of disclosure to consumers, illustrations, advertising, sales and complaint process practices. State regulatory authorities generally enforce these provisions through periodic market conduct examinations. In addition, FGL Insurance and FGL NY Insurance must file, and in many jurisdictions and for some lines of business obtain regulatory approval for, rates and forms relating to the insurance written in the jurisdictions in which they operate. FGL Insurance is currently the subject of four ongoing market conduct examinations in various states. Market conduct examinations can result in monetary fines or remediation and generally require FGL Insurance to devote significant resources to the management of such examinations. FGL Insurance does not believe that any of the current market conduct examinations it is subject to will result in any fines or remediation orders that will be material to its business.
Regulation of Investments
FGL Insurance, FGL NY Insurance and Raven Re are subject to state laws and regulations that require diversification of their investment portfolios and limit the amount of investments in certain asset categories, such as below investment grade fixed income securities, equity, real estate, other equity investments and derivatives. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as either non-admitted assets for purposes of measuring surplus or as not qualified as an asset held for reserve purposes and, in some instances, would require divestiture or replacement of such non-qualifying investments. We believe that the investment portfolios of FGL Insurance, FGL NY Insurance, and Raven Re as of December 31, 2022, complied in all material respects with such regulations.
Privacy Regulation
Our operations are subject to certain federal and state laws and regulations that require financial institutions and other businesses to protect the security and confidentiality of personal information, including health-related and customer information, and to notify customers and other individuals about their policies and practices relating to their collection and disclosure of health-related and customer information and their practices relating to protecting the security and confidentiality of such information. These laws and regulations require notice to affected individuals, law enforcement agencies, regulators and others if there is a breach of the security of certain personal information, including social security numbers, and require holders of certain personal information to protect the security of the data. Our operations are also subject to certain federal regulations that require financial institutions and creditors to implement effective programs to detect, prevent and mitigate identity theft. In addition, our ability to make telemarketing calls and to send unsolicited email or fax messages to consumers and customers and our uses of certain personal information, including consumer report information, are regulated. Federal and state governments and regulatory bodies may be expected to consider additional or more detailed regulation regarding these subjects and the privacy and security of personal information.
The Dodd-Frank Act
The Dodd-Frank Act made sweeping changes to the regulation of financial services entities, products and markets. Certain provisions of the Dodd-Frank Act are applicable to us, our competitors or those entities with which we do business. These provisions may impact us in many ways, including, but not limited to, having an effect on the overall business climate, requiring the allocation of certain resources to government affairs, and increasing our legal and compliance related activities and the costs associated therewith.
Under the Dodd-Frank Act, annuities that meet specific requirements, including requirements relating to certain state suitability rules, are specifically exempted from being treated as securities by the SEC. We believe that the types of FIAs that FGL Insurance and FGL NY Insurance sell will meet these requirements and, therefore, are exempt from being treated as securities by the SEC and state securities regulators. However, there can be no assurance that federal or state securities laws or state insurance laws and regulations will not be amended or interpreted to impose further requirements on FIAs. If FIAs were to be treated as securities, federal and state securities laws would require additional registration and licensing of these products and the agents selling them, and FGL Insurance and FGL NY Insurance would be required to seek additional marketing relationships for these products, any of which could impose significant restrictions on its ability to conduct operations as currently operated.
ERISA and Fiduciary Standards
We may offer certain insurance and annuity products to employee benefit plans governed by ERISA and/or the Code, including group annuity contracts designated to fund tax-qualified retirement plans. ERISA and the Code provide (among other requirements) standards of conduct for employee benefit plan fiduciaries, including investment managers and investment advisers with respect to the assets of such plans, and hold fiduciaries liable if they fail to satisfy fiduciary standards of conduct.
State and federal regulators have been adopting stronger consumer protection regulations that may materially impact our company, business, distribution, and products. The NAIC adopted an amended Suitability in Annuity Transactions Model Regulation in February 2020 incorporating a requirement that agents act in the best interest of consumers without putting their own financial interests or insurer’s interests ahead of consumer interests. The best interest requirement is satisfied by complying with four regulatory obligations relating to care, disclosure, conflict of interest, and documentation. The amended model regulation also requires agents to provide certain disclosures to consumers, obligates insurers to supervise agent compliance with the new requirements, and prohibits sales contests or other incentives based on sales of specific annuities within a limited period of time.
Several states have adopted the revised NAIC model regulation, including FGL Insurance’s domiciliary state of Iowa. Management has instituted business procedures to comply with these revised requirements where required. FGL NY Insurance separately instituted new business procedures in response to the NYDFS best interest rule adopted in August 2019 which survived a legal challenge and deviates from the NAIC model regulation and is considered more onerous in certain respects including its broader application to life insurance sales.
In December 2020, the DOL issued its final version of an investment advice rule replacing the previous “Fiduciary Rule” that had been challenged by industry participants and vacated in March 2018 by the United States Fifth Circuit Court of Appeals. The new investment advice rule reinstates the five-part test for determining whether a person is considered a fiduciary for purposes of ERISA and the Code and sets forth a new PTE referred to as PTE 2020-02. The rule’s preamble also contains the DOL’s reinterpretation of elements of the five-part test that appears to encompass more insurance agents selling individual retirement account (“IRA”) products and withdraws the agency’s longstanding position that rollover recommendations out of employer plans are not subject to ERISA. The new rule took effect on February 16, 2021.
The DOL investment advice rule leaves in place PTE 84-24, which is a longstanding class exemption providing prohibited transaction relief for insurance agents selling annuity products, provided certain disclosures are made to the plan fiduciary, which is the policyholder in the case of an IRA, and certain other conditions are met. Among other things, these disclosures include the agent’s relationship to the insurer and commissions received in connection with the annuity sale. FGL Insurance along with FGL NY Insurance, designed and launched a compliance program in January 2022 requiring all agents selling IRA products to submit an acknowledgment with each IRA application indicating the agent has satisfied PTE 84-24 requirements on a precautionary basis in case the agent acted or is found to have acted as a fiduciary. Meanwhile, the DOL has publicly announced its intention to consider future rulemaking that may revoke or modify PTE 84-24.
Management believes these current and emerging developments relating to market conduct standards for the financial services industry may over time materially affect the way in which our agents do business, the role of IMOs, sale of IRA products including IRA-to-IRA and employer plan rollovers, how the company supervises its distribution force, compensation practices, and liability exposure and costs. In addition to implementing the compliance procedures described above, management is monitoring further developments closely and will be working with IMOs and distributors to adapt to evolving regulatory requirements and risks.
Structured Securities
On December 7, 2021, the NAIC assigned to its Macroprudential Working Group, the evaluation of a list of “Regulatory Considerations Applicable (But Not Exclusive) to Private Equity (PE) Owned Insurers.” Included

within this list is the consideration of material increases in privately structured securities (both by affiliated and non-affiliated asset managers), which the NAIC says introduces other sources of risk or increases traditional credit risk, such as complexity risk and illiquidity risk. The NAIC is considering proposals to increase disclosure requirements for these risks, as well as additional disclosure regarding private securities.
In addition, the NAIC continues to refine its application of RBC factors for certain investments and is considering changes related to the risk assessment of structured securities.
The SECURE 2.0 Act
New and recently passed legislation may also impact the industry in which F&G competes. For example, the SECURE 2.0 Act of 2022, which went into effect as early as January 1, 2023, in certain respects, creates an opportunity for F&G and its competitors to pursue sales to employer retirement plan sponsors as well as its traditional customers. In addition, F&G and its competitors may implement operational changes to adapt to the effect of the new legislation. See “Risk Factors—Legal, Regulatory and Tax Risks—The SECURE 2.0 Act of 2022 may impact our business and the markets in which we compete.”
Climate Risk
On November 15, 2021, NYDFS issued final Guidance for New York Domestic Insurers on Managing the Financial Risks from Climate Change, detailing NYDFS’s expectations related to domestic insurers' management of the financial risks from climate change. These guidelines are applicable to FGL NY Insurance and are effective in 2022. Under the guidelines, climate change risk must be specifically included in an insurance group's enterprise risk management function.
Diversity and Corporate Governance
The NAIC and certain state insurance regulators are focused on the issue of diversity within the insurance industry, such as the diversity of an insurer’s board of directors and management. The NAIC is developing a framework for approaching issues related to race and insurance. On March 16, 2021, the NYDFS issued a circular letter that states that the NYDFS expects the insurers it regulates to make diversity of their leadership a business priority and key element of their corporate governance. This guidance is applicable to FGL NY Insurance. NYDFS intends to include questions relating to diversity and inclusion efforts in its examination process starting in 2022.
Bermuda Regulatory Overview
F&G Life Re is a Bermuda exempted company incorporated under the Companies Act 1981, as amended (the “Companies Act”) and registered as a Class E insurer under the Insurance Act. F&G Life Re is regulated by the Bermuda Monetary Authority (“BMA”).
The Insurance Act provides that no person may carry on an insurance business in or from within Bermuda unless registered as an insurer under the Insurance Act by the BMA. In deciding whether to grant registration, the BMA has broad discretion to act as it thinks fit in the public interest. The BMA is required by the Insurance Act to determine whether the applicant is a fit and proper body to be engaged in the insurance business and, in particular, whether it has, or has available to it, adequate knowledge and expertise. The registration of an applicant as an insurer is subject to the insurer complying with the terms of its registration and such other conditions as the BMA may impose at any time. In addition, the Insurance Act requires BMA approval of increases in control or dispositions of control of an insurance company.
Bermuda has been awarded full equivalence for commercial insurers under Europe’s Solvency II regime applicable to insurance companies, which regime came into effect on January 1, 2016.
All insurers are required to implement corporate governance policies and processes as the BMA considers appropriate given the nature, size, complexity and risk profile of the insurer and all insurers, on an annual basis, are required to deliver a declaration to the BMA confirming whether or not they meet the minimum criteria for registration under the Insurance Act.

All insurers are required to comply with the Bermuda Insurance Code of Conduct, which is a codification of best practices for insurers provided by the BMA, and to submit annually to the BMA with its statutory financial return a declaration of compliance confirming it complies with the Bermuda Insurance Code of Conduct.
The BMA utilizes a risk-based approach when it comes to licensing and supervising insurance and reinsurance companies. As part of the BMA’s risk-based system, an assessment of the inherent risks within each particular class of insurer or reinsurer is used to determine the limitations and specific requirements that may be imposed. Thereafter the BMA keeps its analysis of relative risk within individual institutions under review on an ongoing basis, including through the scrutiny of audited financial statements, and, as appropriate, meeting with senior management during onsite visits.
The Insurance Act imposes on Bermuda insurance companies solvency and liquidity standards, as well as auditing and reporting requirements. Certain significant aspects of the Bermuda insurance regulatory framework are set forth below.
Minimum Solvency Margin. The Insurance Act provides that the value of the assets of an insurer must exceed the value of its liabilities by an amount greater than its prescribed minimum solvency margin.
The minimum solvency margin that must be maintained by a Class E insurer is the greater of: (i) $8,000,000; (ii) 2% of first $500,000,000 of assets plus 1.5% of assets above $500,000,000; and (iii) 25% of that insurer’s enhanced capital requirement (“ECR”). An insurer may file an application under the Insurance Act to waive the aforementioned requirements.
ECR and Bermuda Solvency Capital Requirements (“BSCR”). Class E insurers are required to maintain available capital and surplus at a level equal to or in excess of the applicable ECR, which is established by reference to either the applicable BSCR model or an approved internal capital model. Furthermore, to enable the BMA to better assess the quality of the insurer’s capital resources, a Class E insurer is required to disclose the makeup of its capital in accordance with its 3-tiered capital system. An insurer may file an application under the Insurance Act to have the aforementioned ECR requirements waived.
Restrictions on Dividends and Distributions. In addition to the requirements under the Companies Act (as discussed below), the Insurance Act limits the maximum amount of annual dividends and distributions that may be paid or distributed by F&G Life Re without prior regulatory approval.
F&G Life Re is prohibited from declaring or paying a dividend if it fails to meet its minimum solvency margin, or ECR, or if the declaration or payment of such dividend would cause such breach. If F&G Life Re were to fail to meet its minimum solvency margin on the last day of any financial year, it would be prohibited from declaring or paying any dividends during the next financial year without the approval of the BMA.
In addition, as a Class E insurer, F&G Life Re must not declare or pay a dividend to any person other than a policyholder unless the value of the assets of such insurer, as certified by the insurer’s approved actuary, exceeds its liabilities (as so certified) by the greater of its margin of solvency or ECR. In the event a dividend complies with the above, F&G Life Re must ensure the amount of any such dividend does not exceed that excess.
Furthermore, as a Class E insurer, F&G Life Re must not declare or pay a dividend in any financial year which would exceed 25% of its total capital and statutory surplus, as set out in its previous year’s financial statements, unless at least seven days before payment of such dividend F&G Life Re files with the BMA an affidavit signed by at least two directors of F&G Life Re and its principal representative under the Insurance Act stating that, in the opinion of those signing, declaration of such dividend has not caused the insurer to fail to meet its relevant margins.
The Companies Act also limits F&G Life Re’s ability to pay dividends and make distributions to its shareholders. F&G Life Re is not permitted to declare or pay a dividend, or make a distribution out of its contributed surplus, if it is, or would after the payment be, unable to pay its liabilities as they become due or if the realizable value of its assets would be less than its liabilities.

Reduction of Capital. F&G Life Re may not reduce its total statutory capital by 15% or more, as set out in its previous year’s financial statements, unless it has received the prior approval of the BMA. Total statutory capital consists of the insurer’s paid in share capital, its contributed surplus (sometimes called additional paid in capital) and any other fixed capital designated by the BMA as statutory capital.
Cayman Islands Regulatory Overview
F&G Cayman Re Ltd. (“F&G Cayman Re”) is licensed as a class D insurer in the Cayman Islands by CIMA. As a regulated insurance company, F&G Cayman Re is subject to the supervision of CIMA and CIMA may at any time direct F&G Cayman Re, in relation to a policy, a line of business or the entire business, to cease or refrain from committing an act or pursing a course of conduct and to perform such acts as in the opinion of CIMA are necessary to remedy or ameliorate the situation.
The laws and regulations of the Cayman Islands require that, among other things, F&G Cayman Re maintain minimum levels of statutory capital, surplus and liquidity, meet solvency standards, submit to periodic examinations of its financial condition and restrict payments of dividends and reductions of capital. Statutes, regulations and policies that F&G Cayman Re is subject to may also restrict the ability of F&G Cayman Re to write insurance and reinsurance policies, make certain investments and distribute funds. Any failure to meet the applicable requirements or minimum statutory capital requirements could subject it to further examination or corrective action by CIMA, including restrictions on dividend payments, limitations on our writing of additional business or engaging in finance activities, supervision or liquidation.
Our Approach to Environmental, Social, and Governance (“ESG”)
F&G’s solutions inherently provide a social good, and that sentiment of service also provides the foundation for F&G’s culture and guides business operations as well as interactions within our communities. Our Company and our Board of Directors seek to address ESG issues to better serve our employees, business partners, and the communities impacted by our business. To honor that goal, our management team leads our ESG efforts with oversight from the Audit Committee, who reports our ESG progress and efforts to the Board of Directors.
Being Environmentally Conscious: F&G works to integrate environmental management practices into our operations, including our facilities. As part of our commitment to preserve the environment, we understand that we not only have a duty to protect the local environments where we operate, but that environmental change also poses risks and opportunities to our business. In 2022, we formed a Climate Risk Working Group to conduct our first climate risk assessment to understand climate-related risks that may impact our business and to manage these risks through our enterprise risk management systems.
F&G aims to reduce the Company’s environmental footprint through a variety of sustainable and environmentally sound programs throughout its new headquarters building in Des Moines, Iowa. This includes:
•Sensors on restroom equipment to limit excess water flow
•Recycling bins at each workspace
•Installation of motion sensors to reduce electricity use
•Flexible work from home arrangements which reduce commute time and paper usage
Being the Best Place to Work: F&G is committed to providing employees with the opportunities and flexibility they need to succeed, as well as ensuring a culture of belonging and inclusion by:
•Providing competitive benefits offerings to meet diverse employee needs including more flexible PTO, an Employee Assistance Program and a wellness reimbursement
•Supporting employee growth through learning programs, tuition reimbursement, and manager and leadership training

•Increasing the percentage of women and people of color in leadership roles; F&G’s executive team is now comprised of 40% female leadership
•Driving diversity and inclusion in the workplace and beyond through partnerships including:
◦The International Association of Black Actuaries and The Organization of Latino Actuaries where F&G employees are members and serve as a network for potential new hires
◦Women Lead Change, an organization dedicated to the development, advancement and promotion of women, their organizations, and impact to the economy and future workforce
◦Capitol City Pride, brings together members of Iowa’s LGBTQ+ community, allies and businesses and honored F&G as the 2021 Corporate Partner of the Year
•Enabling our employee-led Employee Resource Groups work in creating awareness and support around important topics such as mental health awareness with guidance from a Diversity, Equity and Inclusion (“DEI”) Advisory Council
•Ranking as a Top Workplaces company for 5 consecutive years according to the Des Moines Register Top Workplace Survey
Being a Responsible & Award-Winning Community Partner: F&G believes people are not in a position to turn their aspirations into reality if their most essential needs are not satisfied. Therefore, F&G focuses its community engagement and charitable giving to support essential needs such as food insecurity and housing. In 2021 and 2020, F&G won awards from the United Way for its corporate support and employee involvement. Other community investments include:
•Serving as founding partner of the American Council of Life Insurers’ Impact Investments Initiative to make housing affordable and sustainable in underserved communities
•Fostering partnerships in the Des Moines community with the Iowa Food Bank and Polk County Housing Trust
•Offering company-wide volunteer events for employees to make an impact locally with organizations such as Rebuilding Together
•Providing employees with 16 hours of paid time off per year for corporate volunteering and 16 hours for personal volunteering
•Supporting dozens of other community organizations identified by F&G employees in support of essential needs within the community where they live and work
Available Information
Our web address is www.fglife.com. Our electronic filings with the SEC (including all Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and if applicable, amendments to those reports) will be available free of charge on the website as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. The information posted on our website is not incorporated into this document.
The SEC maintains a website that contains reports, proxy statements and other information about issuers, like us, that file electronically with the SEC. The address of that site is www.sec.gov.

Item 1A. Risk Factors
You should carefully consider the following risks and other information in this Annual Report in evaluating F&G and our common stock. The occurrence of any of the following risks could materially and adversely affect our business, financial condition, prospects, results of operations and cash flows. In such case, the trading price of F&G’s common stock could decline and you could lose all or part of your investment.
The risk factors generally have been separated into the following 6 groups: risks related to our business; risks related to economic conditions and market conditions; risks related to legal, regulatory and tax; risks relating to our indebtedness and financing; risks related to the separation and distribution and our status as a subsidiary of FNF; and risks related to our common stock. However, these risks are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also materially affect our business, financial condition, results of operations and prospects.
Risks Related to Our Business
Our debt instruments may restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.
At December 31, 2022, we had outstanding (i) $550 million of borrowings under an unsecured revolving credit agreement with Bank of America, N.A., as administrative agent, the lenders (“the Lenders”) and guarantors party thereto and the other parties thereto (the “Credit Agreement”) and (ii) $550 million aggregate principal amount of 5.50% senior notes due 2025 (the “5.50% F&G Notes”). A net partial revolver paydown of $35 million was made on January 6, 2023 and, on February 21, 2023, we entered into an amendment with the Lenders to increase the available aggregate principal amount of the Credit Agreement by $115 million to $665 million. On January 13, 2023, we completed the issuance and sale of $500 million aggregate principal amount of our 7.40% Senior Notes due 2028 (the "7.40% F&G Notes").
The Credit Agreement imposes significant operating and financial restrictions, including financial covenants, and the Credit Agreement and the indenture governing the 5.50% F&G Notes limit, among other things, our and our subsidiaries’ ability to:
•incur or assume additional indebtedness, including guarantees;
•incur or assume liens;
•engage in mergers or consolidations;
•convey, transfer, lease or dispose of assets;
•make certain investments;
•enter into transactions with affiliates;
•declare or make any dividend payments or distributions or repurchase capital stock or other equity interests;
•change the nature of our business materially,
•make changes in accounting treatment or reporting practices that affect the calculation of financial covenants, or change our fiscal year; and
•enter into certain agreements that would restrict the ability of subsidiaries to make payments to us.
Upon the occurrence of a “change of control triggering event” as defined in the indentures governing the 5.50% F&G Notes and 7.40% F&G Notes, respectively, the holders of the notes will have the right to require us to repurchase all or any part of their notes at a price equal to 101% of the principal amount plus any accrued but unpaid interest to the repurchase date. In addition, under the indenture governing the 7.40% F&G Notes, the interest rate payable on the 7.40% F&G Notes may be subject to adjustment if either S&P or Fitch (or a substitute rating agency therefor) downgrades (or downgrades and subsequently upgrades) the credit ratings assigned to such notes.
As a result of these covenants and restrictions, we are, and will be, limited in how we conduct our business, and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. The terms of any future indebtedness we may incur could include additional or different restrictive covenants. If we fail to comply with these covenants in the future, we would be required to obtain waivers or amend the covenants, which we may not be successful in obtaining.
Our failure to comply with the restrictive covenants in existing or future debt instruments could result in an event of default, which, if not cured or waived, could result in our being required to repay outstanding indebtedness before their due date. If we are forced to refinance indebtedness on less favorable terms or are unable to refinance at all, our results of operations and financial condition could be materially adversely affected.
Our ability to grow depends in large part upon the continued availability of capital.
Our long-term strategic capital requirements will depend on many factors, including our accumulated statutory earnings and the relationship between our statutory capital and surplus and various elements of required capital. To support long-term capital requirements, we may need to increase or maintain statutory capital and surplus of our insurance subsidiaries through financings which could include debt, equity, financing arrangements or other surplus relief transactions. On June 24, 2022, FNF capitalized $400 million of intercompany indebtedness into common stock of F&G. FNF is not obligated to, may choose not to, or may not be able to provide financing or make capital contributions to us now or in the future. Consequently, financings, if available at all, may be available only on terms that are not favorable to us. Under a note purchase agreement with Kubera Insurance (SAC) Ltd. (“Kubera”), in which we are a noteholder, and capital keep-well agreements with our reinsurance subsidiary F&G Cayman Re Ltd. (“F&G Cayman Re”), there is an obligation to provide financing to the extent of a funding shortfall on a reserve note facility. Adverse market conditions have affected and continue to affect the availability and cost of capital from external sources. If we cannot maintain adequate capital for our insurance subsidiaries, or if we are obligated to provide capital contributions in the event of funding shortfalls, we may be required to limit growth in sales of new policies, and such action could materially adversely affect our business, operations and financial condition.
A financial strength ratings downgrade, potential downgrade, or any other negative action by a rating agency could increase our cost of capital, making it challenging to grow our business, and could hinder our ability to participate in certain market segments, thereby adversely affecting our results of operations and our financial condition.
Various nationally recognized rating agencies review the financial performance and condition of insurers, including our insurance subsidiaries, and publish their financial strength ratings as indicators of an insurer’s ability to meet policyholder and contract holder obligations. These ratings are important to maintaining public confidence in our products, our ability to market our products and our competitive position. Downgrades, unfavorable changes in rating methodology or other negative action by a rating agency could have a material adverse effect on us in many ways, including the following:
•adversely affecting relationships with distributors, independent marketing organizations (“IMOs”) and sales agents, which could result in reduction of sales;
•increasing the number or amount of policy lapses or surrenders and withdrawals of funds;
•requiring a reduction in prices for our subsidiaries’ insurance products and services in order to remain competitive;
•excluding us from participating in the PRT business or FABN issuances;
•adversely affecting our ability to obtain reinsurance at a reasonable price, on reasonable terms or at all;

•requiring us to collateralize reserves, balances or obligations under certain reinsurance agreements. In the event of a withdrawal or downgrade of our S&P issuer credit rating to BB or lower, we are required to fund a note issued by a reinsurance counterparty up to $300 million. As of December 31, 2022, the amount funded under the note agreement was insignificant; and
•requiring us to collateralize balances or obligations under derivatives agreements. As of December 31, 2022, we had no derivatives contracts that required us to post collateral.
We may face losses if our actual experience differs significantly from our reserving assumptions.
Our profitability depends significantly upon the extent to which our actual experience is consistent with the assumptions used in setting rates for our products and establishing liabilities for future life insurance, annuity and PRT policy benefits and claims. However, due to the nature of the underlying risks and the high degree of uncertainty associated with the determination of the liabilities for unpaid policy benefits and claims, we cannot precisely determine the amounts we will ultimately pay to settle these liabilities. As a result, we may experience volatility in our reserves and, therefore, our profitability from period to period. To the extent that actual experience is less favorable than our underlying assumptions, we could be required to increase our reserves which may reduce our profitability and impact our financial strength.
We have been issuing guaranteed minimum withdrawal benefit (“GMWB”) products since 2008. In our reserve calculations, we make assumptions for policyholder behavior as it relates to GMWB utilization. If emerging experience deviates from our assumptions on GMWB utilization, it could have a significant effect on our reserve levels and related results of operations. Based on experience of GMWB utilization, which continues to emerge, we updated our GMWB utilization assumption during 2022, with a favorable impact on reserves. We will continue to monitor the GMWB utilization assumption and update our best estimate as applicable.
Our valuation of investments and the determinations of the amounts of allowances and impairments taken on our investments may include methodologies, estimates and assumptions which are subject to differing interpretations and, if changed, could materially adversely affect our results of operations and financial condition.
Fixed maturities, equity securities and derivatives represent the majority of total cash and invested assets reported at fair value on our balance sheet. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). Fair value estimates are made based on available market information and judgments about the financial instrument at a specific point in time. Expectations that our investments will continue to perform in accordance with their contractual terms are based on evidence gathered through our normal credit surveillance process and on assumptions a market participant would use in determining the current fair value.
The determination of current expected credit loss varies by investment type and is based upon our periodic evaluation and assessment of known and inherent risks associated with the respective asset class. Our management considers a wide range of factors about the instrument issuer (e.g., operations of the issuer and future earnings potential) and uses their best judgment in evaluating the cause of the decline in the estimated fair value of the instrument and in assessing the prospects for recovery. In addition, we conduct various quantitative credit screens on the investment portfolio to create a credit watchlist. The credit watchlist investments are then further analyzed by our portfolio manager for likelihood of loss of contractual principal and interest. Our portfolio managers also maintain a credit spotlight for investments that do not meet the quantitative screens. These investments have been identified as requiring a higher level of review and monitoring due to idiosyncratic risk. Such evaluations and assessments require significant judgment and are revised as conditions change and new information becomes available. Additional impairments may need to be taken in the future, and the ultimate loss may exceed management’s current estimate of impairment amounts.
The value and performance of certain of our assets are dependent upon the performance of collateral underlying these investments. It is possible the collateral will not meet performance expectations leading to adverse changes in the cash flows on our holdings of these types of securities.

See Note C Investments to the consolidated financial statements including the notes thereto, (the “Consolidated Financial Statements”) included elsewhere in this Annual Report for additional information about our investment portfolio.
The pattern of amortizing our VOBA, DAC and DSI balances relies on assumptions and estimates made by management. Changes in these assumptions and estimates could impact our results of operations and financial condition.
Amortization of our value of business acquired ("VOBA"), deferred acquisition costs ("DAC"), and deferred sales inducements ("DSI") balances depends on the actual and expected profits generated by the respective lines of business that incurred the expenses. Expected profits are dependent on assumptions regarding a number of factors including investment returns, benefit payments, expenses, mortality, and policy lapse. Due to the uncertainty associated with establishing these assumptions, we cannot, with precision, determine the exact pattern of profit emergence. As a result, amortization of these balances will vary from period to period. Any difference in actual experience versus expected results could require us to, among other things, accelerate the amortization of VOBA, DAC and DSI which would reduce profitability for such lines of business in the current period.
Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” for additional details on the amortization of VOBA, DAC and DSI balances. Also, please refer to Note Q Recent Accounting Pronouncements, regarding the upcoming implementation of ASU 2018-12, Financial Services-Insurance (Topic 944), Targeted Improvements to the Accounting for Long-Duration Contracts, as clarified and amended by ASU 2019-09, Financial Services-Insurance: Effective Date and ASU 2020-11, Financial Services-Insurance: Effective Date and Early Application, effective for fiscal years beginning after December 15, 2022 including interim periods within those fiscal years. Amongst other requirements, this update provides that deferred acquisition costs are no longer required to be amortized in proportion to premiums, gross profits, or gross margins; instead, those balances must be amortized on a constant level basis over the expected term of the related contracts and deferred acquisition costs must be written off for unexpected contract terminations;
Change in our evaluation of the recoverability of our deferred tax assets could materially adversely affect our results of operations and financial condition.
Deferred tax assets and liabilities are attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases using enacted tax rates expected to be in effect during the years in which the basis differences reverse. Deferred tax assets, in essence, represent future savings of taxes that would otherwise be paid in cash. We are required to evaluate the recoverability of our deferred tax assets each quarter and establish a valuation allowance, if necessary, to reduce our deferred tax assets to an amount that is more-likely-than-not to be realizable. In determining the need for a valuation allowance, we consider many factors, including future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in prior carryback years and implementation of any feasible and prudent tax planning strategies management would employ to realize the tax benefit.
Based on our current assessment of future taxable income, including available tax planning opportunities, we anticipate it is more-likely-than-not that we will generate sufficient taxable income to realize all of our deferred tax assets as to which we do not have a valuation allowance. If future events differ from our current assumptions, the valuation allowance may need to be increased, which could have a material adverse effect on our results of operations and financial condition.
We have recorded goodwill as a result of past acquisitions, and adverse events affecting the value of our reporting unit could cause the balance to become impaired, requiring write-downs that would reduce our operating income.
Current accounting rules require that goodwill be assessed for impairment annually or more frequently if changes in events or circumstances indicate that the fair value of our reporting unit may be less than its carrying value. Factors that may be considered a change in circumstance indicating the carrying value of goodwill may not be recoverable include, but are not limited to, significant underperformance relative to historical or projected future operating results, divestitures, and negative industry or economic trends. Evaluating this asset’s recoverability requires us to make estimates and assumptions to estimate the fair value of our reporting unit. For the years ended December 31, 2022 and 2021, the period from June 1, 2020 to December 31, 2020 and FGL Holdings and its subsidiaries as predecessor (“Predecessor”) period from January 1, 2020 to May 31, 2020 (prior to the FNF Acquisition), no goodwill impairment charge was recorded. However, if there is an adverse event affecting the value of our reporting unit in the future, the carrying amount of our goodwill may no longer be recoverable, and we may be required to record an impairment charge, which would have a negative impact on our results of operations and financial condition. We will continue to monitor our operating results and the impact of the economy to determine if there is an impairment of goodwill in future periods.
If we are unable to attract and retain national marketing organizations and independent agents, sales of our products may be reduced.
We must attract and retain our network of IMOs and independent agents to sell our products. Insurance companies compete vigorously for productive agents. We compete with other life insurance companies for marketers and agents primarily on the basis of our financial position, support services, compensation and product features. Such marketers and agents may promote products offered by other life insurance companies that offer a larger variety of products than we do. If we are unable to attract and retain a sufficient number of marketers and agents to sell our products, our ability to compete and our revenues would suffer.
We operate in a highly competitive industry, which could limit our ability to gain or maintain our position in the industry and could materially adversely affect our business, financial condition and results of operations.
We operate in a highly competitive industry. We encounter significant competition in all of our product lines from other insurance companies, many of which have greater financial resources and higher financial strength ratings than us and which may have a greater market share, offer a broader range of products, services or features, assume a greater level of risk, have lower operating or financing costs, or have different profitability expectations than we do. Competition could result in, among other things, lower sales or higher lapses of existing products.
Our annuity products compete with FIAs, fixed rate annuities and variable annuities sold by other insurance companies and also with mutual fund products, traditional bank investments and other retirement funding alternatives offered by asset managers, banks and broker-dealers. The ability of banks and broker dealers to increase their securities-related business or to affiliate with insurance companies may materially and adversely affect sales of all of our products by substantially increasing the number and financial strength of potential competitors. Our insurance products compete with those of other insurance companies, financial intermediaries and other institutions based on a number of factors, including premium rates, policy terms and conditions, service provided to distribution channels and policyholders, ratings by rating agencies, reputation and commission structures.
Our ability to compete is dependent upon, among other things, our ability to develop competitive and profitable products, our ability to maintain low unit costs, our maintenance of adequate financial strength ratings from rating agencies and our ability to attract and retain distribution channels to market our products, the competition for which is vigorous.
Concentration in certain states for the distribution of our products may subject us to losses attributable to economic downturns or catastrophes in those states.
For the year ended December 31, 2022 our top five states for the distribution of our products were Florida, California, Texas, Pennsylvania and New Jersey, which together accounted for 37% of our premiums. Any adverse economic developments or catastrophes in these states could have an adverse impact on our business.
Concentration in one or more of our products (for example, FIAs) may subject us to greater volatility of sales if such products experienced a significant decrease in sales.
We may experience greater volatility in our sales performance from period to period to the extent we have a high concentration of sales in one or more of our products and those products suffer a material decline (for whatever reason) in a particular period. For example, for the years ended December 31, 2022, 2021 and 2020, FIAs generated approximately 40%, 45% and 77% of our gross sales, respectively. We may not be able to increase the sales of other products at the same pace, or at all, to the extent there is a decrease in sales of our products that made up the majority of our sales in historical periods. As a result, decreased sales in high concentration products could adversely affect our financial condition, liquidity and results of operations.
We are subject to the credit risk of our counterparties, including companies with whom we have reinsurance agreements or from whom we have purchased options.
We cede material amounts of insurance and transfers related assets and certain liabilities to other insurance companies through reinsurance. Accordingly, we bear credit risk with respect to our reinsurers. The failure, insolvency, inability or unwillingness of any reinsurer to pay under the terms of reinsurance agreements with us could materially adversely affect our business, financial condition, liquidity and results of operations. We regularly monitor the credit rating and performance of our reinsurance parties. ASPIDA Life Re Ltd. (“Aspida Re”), Wilton Reassurance Company (“Wilton Re”), and Somerset Reinsurance Ltd. (“Somerset”) represent our largest third-party reinsurance counterparty exposure. As of December 31, 2022, the net amount recoverable from Aspida Re, Wilton Re, and Somerset were $3,121 million, $1,231 million and $570 million, respectively. We also have funds withheld reinsurance counterparty risk. Under funds withheld reinsurance arrangements, we retain possession and legal title to assets backing the ceded liabilities.
We are also exposed to credit loss in the event of non-performance by our counterparties on options. We seek to reduce the risk associated with such agreements by purchasing such options from large, well-established financial institutions, and by holding collateral. There can be no assurance we will not suffer losses in the event of counterparty non-performance. Several of our derivative counterparty International Swap and Derivative Association (“ISDA”) agreements contain additional termination event triggers based on a downgrade of FGL Insurance. These triggers would give these counterparties the option to terminate our options, which could lead to losses if occurring at an inopportune time.
Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional details on credit risk and counterparty risk.
Our business could be interrupted or compromised if we experience difficulties arising from outsourcing relationships.
If we do not maintain an effective outsourcing strategy or third-party providers do not perform as contracted, we may experience operational difficulties, increased costs and a loss of business that could have a material adverse effect on our results of operations. If there is a delay in our third-party providers’ introduction of our new products or if our third-party providers are unable to service our customers appropriately, we may experience a loss of business that could have a material adverse effect on our business, financial condition and results of operations.
In addition, our reliance on third-party service providers that we do not control does not relieve us of our responsibilities and contractual, legal and other requirements. Any failure or negligence by such third-party service providers in carrying out their contractual duties may result in us becoming subjected to liability to parties who are harmed and ensuing litigation. Any litigation relating to such matters could be costly, expensive and time-consuming, and the outcome of any such litigation may be uncertain. Moreover, any adverse publicity arising from such litigation, even if the litigation is not successful, could adversely affect our reputation and sales of our products.
The loss of key personnel could negatively affect our financial results and impair our ability to implement our business strategy.
Our success depends in large part on our ability to attract and retain qualified employees. Intense competition exists for key employees with demonstrated ability, and we may be unable to hire or retain such employees. Our key employees include senior management, sales and distribution professionals, actuarial and finance professionals and information technology professionals. We do not believe the departure of any particular individual would cause a material adverse effect on our operations; however, the unexpected loss of several key employees could have a material adverse effect on our operations due to the loss of their skills, knowledge of our business, and their years of industry experience as well as the potential difficulty of promptly finding qualified replacement employees.

Our risk management policies and procedures may not capture unidentified or unanticipated risk, which could negatively affect our business or result in losses.
We believe we have developed risk management policies and procedures designed to manage material risks within established risk appetites and risk tolerances. Nonetheless, our policies and procedures may not effectively mitigate the internal and external risks identified or predict future exposures, which could be different or significantly greater than expected and which could result in unexpected monetary losses or cause damage to our reputation or additional costs, or which could impair our ability to conduct business effectively. Many of our methods of managing risk and exposures are based upon observed historical data, current market behavior, and certain assumptions made by management. This information may not always be accurate, complete, up-to-date, or properly evaluated. As a result, additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may materially adversely affect our business, financial condition and results of operations.
Interruption or other operational failures in telecommunication, information technology and other operational systems, or a failure to maintain the security, integrity, confidentiality or privacy of sensitive data residing on such systems, including as a result of human error, could result in a loss or disclosure of confidential information, damage to our reputation, monetary losses, additional costs and impairment of our ability to conduct business effectively.
We are highly dependent on automated and information technology systems to record and process our internal transactions and transactions involving our customers, as well as to calculate reserves, value invested assets and complete certain other components of our financial statements. The integrity of our computer systems and the protection of the information, including policy holder information, that resides on such systems are important to our successful operation. If we fail to maintain an adequate security infrastructure, adapt to emerging security threats or follow our internal business processes with respect to security, the information or assets we hold could be compromised. Further, even if we, or third parties to which we outsource certain information technology services, maintain a reasonable, industry-standard information security infrastructure to mitigate these risks, the inherent risk that unauthorized access to information or assets remains. This risk is increased by transmittal of information over the internet and the increased threat and sophistication of cyber criminals. While, to date, we believe that we have not experienced a material breach of our computer systems, the occurrence or scope of such events is not always apparent.
In addition, some laws and certain of our contracts require notification of various parties, including regulators, consumers or customers, in the event that confidential or personal information has or may have been taken or accessed by unauthorized parties. Such notifications can potentially result in, among other things, adverse publicity, diversion of management and other resources, the attention of regulatory authorities, the imposition of fines, and disruptions in business operations, the effects of which may be material. Any inability to prevent security or privacy breaches, or the perception that such breaches may occur, could inhibit our ability to retain or attract new clients and/or result in financial losses, litigation, increased costs, negative publicity, or other adverse consequences to our business.
Further, our financial institution clients have obligations to safeguard their information technology systems and the confidentiality of customer information. In certain of our businesses, we are bound contractually and/or by regulation to comply with the same requirements. If we fail to comply with these regulations and requirements, we could be exposed to suits for breach of contract, governmental proceedings or the imposition of fines. In addition, future adoption of more restrictive privacy laws, rules or industry security requirements by federal or state regulatory bodies or by a specific industry in which we do business could have an adverse impact on us through increased costs or restrictions on business processes.
We rely on our investment management or advisory agreements with BIS and other investment managers and sub-managers for the management of portions of certain of our life insurance companies’ investment portfolios.
Our insurance company subsidiaries are parties to IMAs with BIS and other investment managers and sub-managers. These entities depend in large part on their ability to attract and retain key people, including senior executives, finance professionals and information technology professionals. Intense competition exists for key employees with demonstrated ability, and our investment managers may be unable to hire or retain such employees. The unexpected loss by any of our investment managers, including BIS, of key employees could have a material adverse effect on their ability to manage our investment portfolio and have an adverse impact on our investment portfolio and results of operations.
We have a long-term contractual relationship with BIS that limits our ability to terminate this relationship or retain another investment manager without BIS’s consent.
Under an omnibus termination side letter among us, FNF and BIS, we have agreed with BIS not to allow other investment managers to be appointed or retained to provide investment management or advisory services to our annuity and life insurance subsidiaries without BIS’s consent. Although BIS has consented to the engagement of other investment managers in the past, BIS has no obligation to do so in the future.
Each of our subsidiaries that is party to an IMA with BIS may terminate such agreement upon 30 days’ notice. BIS may also terminate any IMA upon 30 days’ notice. However, we and FNF have agreed in the omnibus termination side letter to cause our insurance company subsidiaries to engage BIS as an investment manager. The initial term of this side letter expires on June 1, 2027 and contains an automatic renewal provision which provides for successive one year terms thereafter. Prior to June 1, 2027, we and FNF may only terminate the side letter for cause. Cause is generally limited to circumstances where BIS is legally unable to manage our assets, if BIS fails to offer us “most favored nations” rights with respect to certain products it may issue to third parties, or where BIS has acted with gross negligence, willful misconduct or reckless disregard of its obligations. In addition, at the expiration of the initial term of the side letter in 2027, or at the end of any renewal term, we may, with prior notice, terminate the side letter for (i) unsatisfactory long-term performance by BIS that is materially detrimental to one of our subsidiaries or (ii) unfair and excessive fees charged by BIS compared to those that would be charged by a comparable asset manager (taking into account the experience, education and qualification of BIS’s personnel, the scale and scope of the services being provided by BIS, and the composition of the managed investment portfolio and comparable investment guidelines). If we provide any such notice, the termination would not become effective for two years, during which time BIS may seek to cure the events giving arise to our termination right. If one of our subsidiaries were to terminate an IMA or take other actions that we have agreed will not be taken under the omnibus termination side letter, we and FNF may be in breach of our respective obligations to BIS under such side letter.
The historical performance of BIS, or any other asset manager we engage, should not be considered as indicative of the future results of our investment portfolio, our future results or any returns expected on our common stock.
Our investment portfolio’s returns have benefited historically from investment opportunities and general market conditions that may not continue or currently exist, or may not be repeated, and there can be no assurance that BIS will be able to avail itself of profitable investment opportunities in the future. In addition, because BIS is compensated based solely on our assets which it manages, rather than by investment return targets, BIS is not directly incentivized to maximize investment return targets. Accordingly, there can be no guarantee that BIS will be able to achieve, or seek to achieve, any particular returns for our investment portfolio in the future.
Increased regulation or scrutiny of alternative investment advisers, arrangements with such investment advisers and investment activities may affect BIS’s or, if engaged, any other asset manager’s ability to manage our investment portfolio or impact the reputation of our business.
The regulatory environment for investment managers is evolving, and changes in the regulation of investment managers may adversely affect the ability of BIS to effect transactions that utilize leverage or pursue their strategies in managing our investment portfolio. In addition, the securities and futures markets are subject to comprehensive statutes, regulations and margin requirements. The SEC, other regulators and self-regulatory organizations and exchanges are authorized to take extraordinary actions in the event of market emergencies. Due to our reliance on these relationships in particular to manage a significant portion of our investment portfolio, any regulatory action or enforcement against BIS could have an adverse effect on our financial condition.
In addition, the NAIC continues to consider the nature of the relationships between insurance companies and their investment advisors and investment managers, and more broadly the impact of private equity within the insurance industry. We are continuing to monitor the development of any proposals that could have a material impact on the contractual relationships between us and BIS.
Risks Related to Economic Conditions and Market Conditions
Conditions in the economy generally could adversely affect our business, results of operations and financial condition.
Our results of operations are materially affected by conditions in the U.S. economy. Adverse economic conditions may result in a decline in revenues and/or erosion of our profit margins. In addition, in the event of extreme prolonged market events and economic downturns, we could incur significant losses. Even in the absence of a market downturn we are exposed to substantial risk of loss due to market volatility.
Factors such as consumer spending, business investment, government spending, the volatility and strength of the capital markets, investor and consumer confidence, foreign currency exchange rates and inflation levels all affect the business and economic environment and, ultimately, the amount and profitability of our business. In an economic downturn characterized by higher unemployment, lower family income, negative investor sentiment and lower consumer spending, the demand for our insurance products could be adversely affected. Under such conditions, we may also experience an elevated incidence of policy lapses, policy loans, withdrawals and surrenders. In addition, our investments could be adversely affected as a result of deteriorating financial and business conditions affecting the issuers of the securities in our investment portfolio.
As of December 31, 2022 current economic conditions, including high inflation rates, have not adversely affected our business, results of operations and financial condition. However, we cannot predict if it will impact our business, results of operations and financial condition in the future for the forgoing reasons. See also “—Risks Relating to Economic Conditions and Market Conditions — Interest rate fluctuations could adversely affect our business, financial condition, liquidity and results of operations” in this Annual Report.
Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Trends and Conditions” for additional details on risk factors relating to economic conditions and market conditions. See also “—The COVID-19 pandemic could have a material adverse effect on our liquidity, financial condition and results of operations.”
Our investments are subject to geopolitical risk. The on-going conflict in Russia and Ukraine could heighten and expand to peripheral countries in the region.
We have no exposure to investments in Russia or Ukraine and de minimis investments in peripheral countries in the region. If the conflict and it’s inflationary impact on energy costs and other goods leads to a wider recession in Europe, our investments in those countries could suffer losses, which could have a negative impact on our financial results.
The current invasion of Ukraine by Russia has escalated tensions among the United States, the North Atlantic Treaty Organization (“NATO”) and Russia. The United States and other NATO member states, as well as non-member states, have announced new sanctions against Russia and certain Russian banks, enterprises and individuals. These and any future additional sanctions and any resulting conflict between Russia, the United States and NATO countries could have an adverse impact on our current operations because they could cause declining conditions in worldwide credit and capital markets and the economy in general. Further, such invasion, ongoing military conflict, resulting sanctions and related countermeasures by NATO states, the United States and other countries are likely to lead to market disruptions, including significant volatility in the credit and capital markets, which could have an adverse impact on our operations and financial performance.
Our investments are subject to market risks that could be heightened during periods of extreme volatility or disruption in financial and credit markets.
Our invested assets and derivative financial instruments are subject to risks of credit defaults and changes in market values. Periods of extreme volatility or disruption in the financial and credit markets could increase these risks. Changes in interest rates and credit spreads could cause market price and cash flow variability in the fixed income instruments in our investment portfolio. Significant volatility and lack of liquidity in the credit markets could cause the market value of the fixed-income securities we own to decline. Further, if our investment manager, BIS, fails to react appropriately to difficult market or economic conditions, our investment portfolio could incur material losses.
Our investments are subject to credit risks of the underlying issuer, borrower, or physical collateral which can change over time with the credit cycle.
A worsening business climate, recession, or changing trends could cause issuers of the fixed-income securities that we own to default on either principal or interest payments. Additionally, market price valuations may not accurately reflect the underlying expected cash flows of securities within our investment portfolio.
The value of our mortgage-backed securities and our commercial and residential mortgage loan investments depends in part on the financial condition of the borrowers and tenants for the properties underlying those investments, as well as general and specific economic trends affecting the overall default rate. We are also subject to the risk that cash flows resulting from the payments on pools of mortgages that serve as collateral underlying the mortgage-backed securities we own may differ from our expectations in timing or size. Any event reducing the estimated fair value of these securities, other than on a temporary basis, could have an adverse effect on our business, results of operations, liquidity and financial condition.
We also maintain holdings in floating rate, and less rate-sensitive investments, including senior tranches of collateralized loan obligations (“CLOs”) and directly originated senior secured loans. If realized collateral loss and recoveries differ materially from our assumptions, returns on these assets could be lower than our expectation.
We invest in asset-backed securities (“ABS”) (traditional and specialty finance) and asset-backed and consumer whole loans. Consumer balance sheets are healthy and underwriting standards have become more conservative following the Global Funding Crisis. However, high inflation rates are a headwind for consumers, and efforts by the Federal Reserve to stem inflation could induce a recession which would have an adverse impact on consumers and potentially increase delinquencies to a higher level than what is assumed in our underwriting.
In addition, the discontinuation of London Inter-Bank Offered Rate (“LIBOR”) could adversely affect the value of our investment portfolio, derivatives transactions and issued funding agreements bearing interest at LIBOR. There can be no assurance that the alternative rates and fallbacks utilized by the various markets will be effective at preventing or mitigating disruption as a result of the discontinuation of LIBOR. Should such disruption occur, it may adversely affect, among other things, the trading market for LIBOR-based securities, including those held in our investment portfolio, the market for derivative instruments, including those that we use to achieve our hedging objectives, and our ability to issue funding agreements bearing a floating rate of interest.
Interest rate fluctuations could adversely affect our business, financial condition, liquidity and results of operations.
Interest rate risk is a significant market risk for us, as our business involves issuing interest rate sensitive obligations backed primarily by investments in fixed income assets. As of December 31, 2022, we also maintained approximately 18% of the assets in our investment portfolio in floating rate instruments and had executed a variable interest rate Credit Agreement, which are both subject to an element of market risk from changes in interest rates.
Prior to 2022, interest rates had been at or near historical low levels over the the preceding several years. A prolonged period of low rates exposes us to the risk of not achieving returns sufficient to meet our earnings targets and/or our contractual obligations. Furthermore, low or declining interest rates may reduce the rate of policyholder surrenders and withdrawals on our life insurance and annuity products, thus increasing the duration of the liabilities, creating asset and liability duration mismatches and increasing the risk of having to reinvest assets at yields below the amounts required to support our obligations. Lower interest rates may also result in decreased sales of certain insurance products, negatively impacting our profitability from new business.

During periods of increasing interest rates, we may offer higher crediting rates on interest-sensitive products, such as universal life insurance and fixed annuities, and we may increase crediting rates on in-force products to keep these products competitive. We may be required to accept lower spread income (the difference between the returns we earn on our investments and the amounts we credit to contract holders), thus reducing our profitability, as returns on our portfolio of invested assets may not increase as quickly as current interest rates. Rapidly rising interest rates may also expose us to the risk of financial disintermediation, which is an increase in policy surrenders, withdrawals and requests for policy loans as customers seek to achieve higher returns elsewhere, requiring us to liquidate assets in an unrealized loss position. If we experience unexpected withdrawal activity, we could exhaust our liquid assets and be forced to liquidate other less liquid assets such as limited partnership investments. We may have difficulty selling these investments in a timely manner and/or be forced to sell them for less than we otherwise would have been able to realize, which could have a material adverse effect on our business, financial condition or operating results. We have developed and maintain asset liability management (“ALM”) programs and procedures that are, we believe, designed to mitigate interest rate risk by matching asset cash flows to expected liability cash flows. In addition, we assess surrender charges on withdrawals in excess of allowable penalty-free amounts that occur during the surrender charge period. There can be no assurance that actual withdrawals, contract benefits, and maturities will match our estimates. Despite our efforts to reduce the impact of rising interest rates, we may be required to sell assets to raise the cash necessary to respond to an increase in surrenders, withdrawals and loans, thereby realizing capital losses on the assets sold.
We may experience spread income compression, and a loss of anticipated earnings, if credited interest rates are increased on renewing contracts in an effort to decrease or manage withdrawal activity. Our expectation for future spread income is an important component in amortization of VOBA, DAC and DSI under GAAP. Significant reductions in spread income may cause us to accelerate VOBA, DAC and DSI amortization. In addition, certain statutory capital and reserve requirements are based on formulas or models that consider interest rates and a prolonged period of low interest rates may increase the statutory capital we are required to hold as well as the amount of assets we must maintain to support statutory reserves.
As of December 31, 2022, current economic conditions, including higher interest rates, have not adversely affected our business, results of operations and financial condition. However, we cannot predict if it will impact our business, results of operations and financial condition in the future for the forgoing reasons. Higher interest rates have decreased the fair value of our investment security portfolio as of December 31, 2022, primarily our fixed maturity securities, resulting in our AOCI being a loss of $2.8 billion compared to income of $0.7 billion as of December 31, 2021. See “Quantitative and Qualitative Disclosure about Market Risk” in this Annual Report for a more detailed discussion of interest rate risk.
Equity market volatility could negatively impact our business.
The estimated cost of providing GMWB riders associated with our annuity products incorporates various assumptions about the overall performance of equity markets over certain time periods. Periods of significant and sustained downturns in equity markets or increased equity volatility could result in an increase in the valuation of the future policy benefit or policyholder account balance liabilities associated with such products, resulting in a reduction in our revenues and net income.
We are exposed to liquidity risk as a result of our other risks.
We are exposed to liquidity risk, which is the risk that we are unable to meet near-term obligations as they come due.
Liquidity risk is a manifestation of events that are driven by other risk types, including market, insurance, investment or operational risks. A liquidity shortfall may arise in the event of insufficient funding sources or an immediate and significant need for cash or collateral. In addition, it is possible that expected liquidity sources, such as our minimum cash buffers, funding agreements through the FHLB or other credit facilities, may be unavailable or inadequate to satisfy the liquidity demands described below.

We have the following sources of liquidity exposure and associated drivers that trigger material liquidity demand. Those sources are:
•Derivative collateral market exposure: abrupt changes to interest rate, equity, and/or currency markets may increase collateral requirements to counterparties and create liquidity risk for us.
•Asset liability mismatch: there are liquidity risks associated with liabilities coming due prior to the matching asset cash flows.
•Insurance cash flows: we face potential liquidity risks from unexpected cash demands due to severe mortality calamity, customer withdrawals, policy loans or lapse events. If such events were to occur, we may face unexpectedly high levels of claim payments to policyholders.
•FHLB collateral: we issue funding agreements to the FHLB for which eligible securities collateral is posted. If the value of the eligible securities declines significantly, and there is no available eligible security collateral in the portfolio, we may need to supplement the collateral account with cash.
Our business could be materially and adversely affected by the occurrence of a catastrophe, including natural or man-made disasters.
Any catastrophic event, such as pandemic diseases, terrorist attacks, floods, severe storms or hurricanes or computer cyber-terrorism, could have a material and adverse effect on our business in several respects:
•any such event could have a material adverse effect on our liquidity, financial condition and the operating results of our insurance business due to its impact on the economy and financial markets;
•our workforce being unable to be physically located at one of our facilities could result in lengthy interruptions in our ability to perform or deliver our services;
•we could experience long-term interruptions in the services provided by our significant vendors due to the effects of catastrophic events, including but not limited to government mandates to self-quarantine, work remotely and prolonged travel restrictions;
•some of our operational systems are not fully redundant, and our disaster recovery and business continuity planning cannot account for all eventualities. Additionally, unanticipated problems with our disaster recovery systems could further impede our ability to conduct business, particularly if those problems affect our computer-based data processing, transmission, storage and retrieval systems and destroy valuable data;
•how we manage our financial exposure for losses with third-party reinsurance and catastrophic events could adversely affect the cost and availability of that reinsurance; and
•the value of our investment portfolio may decrease if the securities in which we invest are negatively impacted by climate change (both transition risk and physical risk), pandemic diseases, severe weather conditions and other catastrophic events.
Natural and man-made catastrophes, pandemics (including COVID-19) and malicious and terrorist acts present risks that could materially adversely affect our results of operations or the mortality or morbidity experience of our business. Claims arising from such events could have a material adverse effect on our business, operations and financial condition, either directly or as a result of their effect on our reinsurers or other counterparties. Such events could also have an adverse effect on the rate and amount of lapses and surrenders of existing policies, as well as sales of new policies.
While we believe we have taken steps to identify and mitigate these types of risks, such risks cannot be reliably predicted, nor fully protected against even if anticipated. In addition, such events could result in overall macroeconomic volatility or specifically a decrease or halt in economic activity in large geographic areas, adversely affecting the marketing or administration of our business within such geographic areas or the general economic climate, which in turn could have an adverse effect on our business, results of operations and financial condition. The possible macroeconomic effects of such events could also adversely affect our asset portfolio.
The COVID-19 pandemic could have a material adverse effect on our liquidity, financial condition and results of operations.
The health, economic and business conditions precipitated by the worldwide COVID-19 pandemic that emerged in 2020 increased our mortality experience in 2021 and 2020 in both our single premium immediate annuity (“SPIA”) and IUL business which largely offset each other. In addition, savings and investment behavior of our policyholders may have been changed as a result of financial stress due to the pandemic.
A significant number of our employees continue to work from home and we believe this will continue into 2023 and future years. The remote work environment puts greater demands on our technological systems, puts us at greater risk of cybersecurity incidents and adds complexity to our programs that are designed to protect private data.
In addition, the changing nature of the work environment post-COVID with more remote employment opportunities has reduced the friction in changing jobs which has increased the mobility of our workforce and provided more opportunities for our employees to transition into jobs at other companies. COVID-related changes to how employees work has introduced increased risk to our ability to retain key personnel. By embracing flexibility, we continue to experience lower than industry attrition.
The severe restriction in economic activity caused by the COVID-19 pandemic and initial increased level of unemployment in the United States have contributed to increased volatility and uncertainty regarding expectations for the economy and markets going forward. Although states have eased restrictions and the capital and labor markets have generally recovered, we are now experiencing a period of higher inflation and it is unclear when the economy will experience lower inflation. For example, in response to the economic impact of the COVID-19 pandemic, the Federal Reserve cut interest rates to near zero in March 2020. The Federal Reserve has increased interest rates in 2022 and signaled that interest rates will increase potentially in 2023.
See “Quantitative and Qualitative Disclosure about Market Risk” in this Annual Report for a more detailed discussion of interest rate risk. See also “— Interest rate fluctuations could adversely affect our business, financial condition, liquidity and results of operations.”
Legal, Regulatory and Tax Risks
Our business is highly regulated and subject to numerous legal restrictions and regulations.
Our insurance businesses are subject to extensive regulation by state insurance authorities in each state in which they operate. Most states also regulate insurance holding companies like us with respect to acquisitions, changes of control and the terms of transactions with our affiliates. In addition, we may incur significant costs in the course of complying with regulatory requirements.
State insurance regulators, the NAIC and federal regulators continually reexamine existing laws and regulations and may impose changes in the future. New interpretations of existing laws and the passage of new legislation may harm our ability to sell new policies, increase our claim exposure on policies we issued previously and adversely affect our profitability and financial strength. We are also subject to the risk that compliance with any particular regulator’s interpretation of a legal or accounting issue may not result in compliance with another regulator’s interpretation of the same issue, particularly when compliance is judged in hindsight. Regulators and other authorities have the power to bring administrative or judicial proceedings against us, which could result in, among other things, suspension or revocation of our licenses, cease and desist orders, fines, civil penalties, criminal penalties or other disciplinary action, which could materially harm our results of operations and financial condition.
We cannot predict what form any future changes in these or other areas of regulation affecting the insurance industry might take or what effect, if any, such proposals might have on us if enacted into law. In addition, because our activities are relatively concentrated in a small number of lines of business, any change in law or regulation affecting one of those lines of business could have a disproportionate impact on us as compared to other more diversified insurance companies.
Please refer to “Business-Regulation of F&G” included in this Annual Report for additional details on the impact of regulations on our business.
Our business is subject to government regulation in each of the jurisdictions in which we conduct business and regulators have broad administrative and discretionary authority over our business and business practices.
Our business is subject to government regulation in each of the states in which we conduct business, along with the District of Columbia and Puerto Rico, and is concerned primarily with the protection of policyholders and other customers. Such regulation is vested in state agencies having broad administrative and discretionary authority, which may include, among other things, premium rates and increases thereto, underwriting practices, reserve requirements, marketing practices, advertising, privacy, policy forms, reinsurance reserve requirements, acquisitions, mergers and capital adequacy. At any given time, we and our insurance subsidiaries may be the subject of a number of ongoing financial or market conduct, audits or inquiries. From time to time, regulators raise issues during such examinations or audits that could have a material impact on our business.
Under insurance guaranty fund laws in most states, insurance companies doing business therein can be assessed up to prescribed limits for policyholder losses incurred by insolvent companies. We cannot predict the amount or timing of any such future assessments and therefore the liability we have established for these potential assessments may not be adequate. In addition, regulators may change their interpretation or application of existing laws and regulations, including, for example, broadening the scope of carriers that must contribute towards long-term care insolvencies.
Our regulation in the United States is influenced by the NAIC, which continues to consider reforms including relating to cybersecurity regulations, best interest standards, RBC and life insurance reserves.
Although our business is subject to regulation in each state in which we conduct business, along with the District of Columbia and Puerto Rico, in many instances the state regulatory models emanate from the NAIC. Some of the NAIC pronouncements, particularly as they affect accounting issues, take effect automatically in the various states without affirmative action by the states. Statutes, regulations and interpretations may be applied with retroactive impact, particularly in areas such as accounting and reserve requirements. The NAIC continues to work to reform state regulation in various areas, including comprehensive reforms relating to cybersecurity regulations, best interest standards, RBC and life insurance reserves.
We and our insurance subsidiaries are subject to minimum capitalization requirements based on RBC formulas for life insurance companies that establish capital requirements relating to insurance, business, asset, interest rate and certain other risks. Changes to statutory reserve or RBC requirements may increase the amount of reserves or capital we and our insurance subsidiaries are required to hold and may impact our ability to pay dividends. In addition, changes in statutory reserve or RBC requirements may adversely impact our financial strength ratings. Changes currently under consideration include adding an operational risk component, factors for asset credit risk, and group wide capital calculations. See “—Risks Related to our Business—A financial strength ratings downgrade, potential downgrade, or any other negative action by a rating agency could increase our cost of capital, making it challenging to grow the business, and could hinder our ability to participate in certain market segments, thereby adversely affect our financial condition and results of operations” for a discussion of risks relating to our financial strength ratings.
Current and emerging developments relating to market conduct standards for the financial industry emerging from the DOL’s implementation of the “fiduciary rule” may over time materially affect our business.
In December 2020, the DOL issued its final version of an investment advice rule replacing the previous “Fiduciary Rule” that had been challenged by industry participants and vacated in March 2018 by the United States Fifth Circuit Court of Appeals. The new investment advice rule reinstates the five-part test for determining whether a person is considered a fiduciary for purposes of the Employee Retirement Income Security Act of 1974 (“ERISA”) and the Internal Revenue Code of 1986, as amended (the “Code”), and sets forth a new exemption, referred to as prohibited transaction class exemption (“PTE”) 2020-02. The rule’s preamble also contains the DOL’s reinterpretation of elements of the five-part test that appears to encompass more insurance agents selling IRA products and withdraws the DOL’s longstanding position that rollover recommendations out of employer plans are not subject to ERISA. The new rule took effect on February 16, 2021. The DOL left in place PTE 84-24, which is a longstanding class exemption providing prohibited transaction relief for insurance agents selling annuity products, provided that certain disclosures are made to the plan fiduciary, which is the policyholder in the case of an IRA, and certain other conditions are met. Among other things, these disclosures include the agent’s relationship to the insurer and commissions received in connection with the annuity sale. We, along with FGL Insurance and FGL NY Insurance, designed and launched a compliance program in January 2022 requiring all agents selling IRA products to submit an acknowledgment with each IRA application indicating the agent has satisfied PTE 84-24 requirements on a precautionary basis in case the agent acted or is found to have acted as a fiduciary. Meanwhile, the DOL has publicly announced its intention to consider future rulemaking that may revoke or modify PTE 84-24.
Management believes these current and emerging developments relating to market conduct standards for the financial services industry may, over time, materially affect the way in which our agents do business, the role of IMOs, sale of IRA products including IRA-to-IRA and employer plan rollovers, how we supervise our distribution force, compensation practices and liability exposure and costs. In addition to implementing the compliance procedures described above, management is monitoring further developments closely and will be working with IMOs and distributors to adapt to these evolving regulatory requirements and risks.
Please refer to “Business-Regulation of F&G” for additional details on the DOL’s “Fiduciary Rule.”
Our regulation in Bermuda and the Cayman Islands may limit or curtail our activities, and changes to existing regulations may affect our ability to continue to offer our existing products and services, or new products and services.
Our business is subject to regulation in Bermuda and the Cayman Islands, including the Bermuda Monetary Authority (“BMA”) and the Cayman Islands Monetary Authority (“CIMA”). These regulations may limit or curtail our activities, including activities that might be profitable, and changes to existing regulations may affect our ability to continue to offer our existing products and services, or new products and services we may wish to offer in the future.
Our reinsurance subsidiary, F&G Life Re Ltd. (“F&G Life Re”), is registered in Bermuda under the Bermuda Insurance Act of 1978 (the “Insurance Act”) and is subject to the rules and regulations promulgated thereunder. The BMA has sought regulatory equivalency, which enables Bermuda’s commercial insurers to transact business with the European Union (“EU”) on a “level playing field.” In connection with its initial efforts to achieve equivalency under the EU’s Directive (2009/138/EC) (“Solvency II”), the BMA implemented and imposed additional requirements on the companies it regulates. The European Commission in 2016 granted Bermuda’s commercial insurers full equivalency in all areas of Solvency II for an indefinite period of time.
Our reinsurance subsidiary, F&G Cayman Re, is a licensed Class D insurer in the Cayman Islands and a wholly owned direct subsidiary of ours, is licensed by the CIMA and is subject to supervision by CIMA. CIMA may, at any time, direct F&G Cayman Re, in relation to a policy, a line of business or the entire business, to cease or refrain from committing an act or pursing a course of conduct and to perform such acts as in the opinion of CIMA are necessary to remedy or ameliorate the situation.
Please refer to “Business-Regulation of F&G” for additional details on the regulations in Bermuda and the Cayman Islands.
The SECURE 2.0 Act of 2022 may impact our business and the markets in which we compete.
The Secure 2.0 Act of 2022, Division T of the Consolidated Appropriations Act, 2023 (“SECURE Act 2.0”), was signed into law on December 29, 2022, and went into effect as early as January 1, 2023, in certain respects. The SECURE Act 2.0 contains provisions that may impact our F&G insurance subsidiaries, and these changes could affect the desirability of IRAs, necessitate changes to our administrative system to implement the Act, and affect, to some extent, the length of time that IRA assets remain in our annuity products. These provisions include, for example, raising the age for required minimum distributions from IRAs from 72 to 73 (age 74 after 2032); additional exceptions to the 10% penalty tax for distributions before age 59-1/2; reduction of the penalty for failures to take a required distribution amount; directions to the SEC for new registration forms for registered index linked annuities; and directions to the DOL to revisit fiduciary standards relating to choosing an annuity provider in pension risk transfer transactions. While we cannot predict whether, or to what extent, the SECURE Act 2.0 will ultimately impact us, whether positive or negative, it may have implications for our business operations and the markets in which we compete.
The amount of statutory capital that our insurance subsidiaries have and the amount of statutory capital that they must hold to maintain their financial strength ratings and meet other requirements can vary significantly from time to time due to a number of factors outside of our control.
The financial strength ratings of our insurance subsidiaries are significantly influenced by their statutory surplus amounts and capital adequacy ratios. In any particular year, statutory surplus amounts and U.S. RBC ratios may increase or decrease depending on a variety of factors, most of which are outside of the control of each of our insurance subsidiaries, including, but not limited to, the following:
•the amount of statutory income or losses generated by such insurance subsidiary (which itself is sensitive to equity market and credit market conditions);
•the amount of additional capital such insurance subsidiary must hold to support business growth and changes to the RBC calculation methodologies;
•changes in statutory accounting or reserve requirements applicable to such insurance subsidiary;
•such insurance subsidiary’s ability to access capital markets to provide reserve relief;
•changes in equity market levels, interest rates, and market volatility;
•the value of certain fixed-income and equity securities in such insurance subsidiary’s investment portfolio;
•changes in the credit ratings of investments held in such insurance subsidiary’s portfolio; and
•the value of certain derivative instruments.
Rating agencies may also implement changes to their internal models, which differ from the RBC capital model and could result in such insurance subsidiary increasing or decreasing the amount of statutory capital it must hold in order to maintain its current financial strength ratings. In addition, rating agencies may downgrade the investments held in such insurance subsidiary’s portfolio, which could result in a reduction of its capital and surplus and its RBC ratio. To the extent that such insurance subsidiary’s U.S. RBC ratios are deemed to be insufficient, such insurance subsidiary may take actions either to increase its capitalization or to reduce the capitalization requirements. If such insurance subsidiary is unable to take such actions, the rating agencies may view this as a reason for a ratings downgrade.
The failure of any of our insurance subsidiaries to meet their applicable RBC requirements or minimum capital and surplus requirements could subject them to further examination or corrective action imposed by insurance regulators, including limitations on their ability to write additional business, supervision by regulators or seizure or liquidation. Any corrective action imposed could have a material adverse effect on such insurance subsidiary’s business, results of operations and financial condition. A decline in U.S. RBC ratios could be a factor in causing rating agencies to downgrade such insurance subsidiary’s financial strength ratings, which could have a material adverse effect on its business, results of operations and financial condition.
Changes in federal or state tax laws may affect sales of our products and profitability.
The annuity and life insurance products that we market generally provide the policyholder with certain federal income or state tax advantages. For example, federal income taxation on any increases in non-qualified annuity contract values (i.e., the “inside build-up”) is deferred until it is received by the policyholder. Non-qualified annuities are annuities that are not sold to a qualified retirement plan or are in the form of a qualified contract such as an IRA. With other savings investments, such as certificates of deposit and taxable bonds, the increase in value is generally taxed each year as it is realized. Additionally, life insurance death benefits and the inside build-up under life insurance contracts are generally exempt from income tax or are tax deferred.
From time to time, various tax law changes have been proposed that could have an adverse effect on our business, including the elimination of all or a portion of the income tax advantages described above for annuities and life insurance policies. For example, changes in tax law could reduce or eliminate the tax-deferred accumulation of earnings on the deposits paid by the holders of annuities and life insurance products, which could make such products less attractive to potential purchasers. Additionally, insurance products, including the tax favorable features of these products, generally must be approved by the insurance regulators in each state in which they are sold. This review could delay the introduction of new products or impact the features that provide for tax advantages and make such products less attractive to potential purchasers. A shift away from life insurance and annuity products could reduce FGL Insurance’s and FGL NY Insurance’s income from the sale of such products, as well as the assets upon which FGL Insurance and FGL NY Insurance earn investment income. If legislation were enacted to eliminate the tax deferral for annuities or life insurance policies, such a change would have a material adverse effect on our ability to sell non-qualified annuities or life insurance policies.
Changes in tax law may increase our future tax liabilities and related compliance costs.
From time to time, the United States, as well as foreign, state and local governments, consider changes to their tax laws that may affect our future results of operations and financial condition. Also, the Organization for Economic Co-operation and Development has published reports and launched a global dialogue among member and non-member countries on measures to limit harmful tax competition. These measures are largely directed at counteracting the effects of tax havens and preferential tax regimes in countries around the world. Changes to tax laws could increase their complexity and the burden and costs of compliance. Additionally, such changes could also result in significant modifications to the existing transfer pricing rules and could potentially have an impact on our taxable profits as such legislation is adopted by participating countries.
We and our subsidiaries and affiliates are subject to reviews and audits by the Internal Revenue Service (“IRS”) and other taxing authorities from time to time, and the IRS or other taxing authority may challenge tax positions taken by us and our subsidiaries and affiliates. Responding to or defending against challenges from taxing authorities could be expensive and time consuming, and could divert management’s time and focus away from operating our business. We cannot predict whether and when taxing authorities will conduct an audit, challenge our tax positions or the cost involved in responding to any such audit or challenge. If our subsidiaries and affiliates are unsuccessful in defending against such challenges, they may be required to pay taxes for prior periods, interest, fines or penalties, and may be obligated to pay increased taxes in the future, all of which could have an adverse effect on our business, financial condition, results of operations or growth prospects.
The recently enacted Inflation Reduction Act of 2022 establishes, among other things, a new corporate alternative minimum tax of 15% on corporations that have an average adjusted financial statement income in excess of $1 billion over a three-year period and an excise tax of 1% on certain stock buy-backs by publicly-traded corporations. While we are continuing to evaluate the impact of these new provisions, as well as any regulations and legal decisions interpreting and applying them, we currently anticipate that their impact, if any, will not be material to our operating results, cash flows or statutory capital position.
We may be the target of future litigation, law enforcement investigations or increased scrutiny which may negatively affect our operations or financial strength or reduce profitability.
We, like other financial services companies, are involved in litigation and arbitration in the ordinary course of business. For further discussion on litigation and regulatory investigation risk, see Note F Commitments and Contingencies to the Consolidated Financial Statements included in this Annual Report.
From time to time we receive inquiries and requests for information from state insurance departments, attorneys general and other regulatory agencies about various matters relating to our business. Sometimes these take the form of civil investigative demands or subpoenas. We cooperate with all such inquiries and we have responded to or are currently responding to inquiries from multiple governmental agencies. Various governmental entities are studying the insurance product, market, pricing, and business practices, and potential regulatory and legislative changes, which may materially affect our business and operations. From time to time, we are assessed fines for violations of regulations or other matters or enter into settlements with such authorities, which may require us to pay fines or claims or take other actions.
More generally, we operate in an industry in which various practices are subject to scrutiny and potential litigation, including class actions. In addition, we sell our products through IMOs, whose activities may be difficult to monitor. Civil jury verdicts have been returned against insurers and other financial services companies involving sales, underwriting practices, product design, product disclosure, administration, denial or delay of benefits, charging excessive or impermissible fees, recommending unsuitable products to customers, breaching fiduciary or other duties to customers, refund or claims practices, alleged agent misconduct, failure to properly supervise representatives, relationships with agents or other persons with whom the insurer does business, payment of sales or other contingent commissions and other matters. Such lawsuits can result in substantial judgments and damage to our reputation that is disproportionate to the actual damages, including material amounts of punitive non-economic compensatory damages. In some states, juries, judges and arbitrators have substantial discretion in awarding punitive and non-economic compensatory damages, which creates the potential for unpredictable material adverse judgments or awards in any given lawsuit or arbitration. Arbitration awards are subject to very limited appellate review. In addition, in some class action and other lawsuits, financial services companies have made material settlement payments.
We may not be able to protect our intellectual property and may be subject to infringement claims.
We rely on a combination of contractual rights and copyright, trademark and trade secret laws to establish and protect our intellectual property. Although we use a broad range of measures to protect our intellectual property rights, third parties may infringe or misappropriate our intellectual property. We may have to litigate to enforce and protect our copyrights, trademarks, trade secrets and know-how or to determine their scope, validity or enforceability, which represents a diversion of resources that may be significant in amount and may not prove successful. The loss of intellectual property protection or the inability to secure or enforce the protection of our intellectual property assets could adversely impact our business and our ability to compete effectively.
We may be subject to costly litigation in the event that another party alleges our operations or activities infringe upon that party’s intellectual property rights. Third parties may have, or may eventually be issued, patents or other protections that could be infringed by our products, methods, processes or services or could otherwise limit our ability to offer certain product features. We may also be subject to claims by third parties for breach of copyright, trademark, trade secret or license usage rights. Any such claims and any resulting litigation could result in significant expense and liability for damages or we could be enjoined from providing certain products or services to our customers or utilizing and benefiting from certain methods, processes, copyrights, trademarks, trade secrets or licenses, or alternatively, we could be required to enter into costly licensing arrangements with third parties, all of which could have a material adverse effect on our business, results of operations and financial condition.
Risks Relating to Our Indebtedness and Financing
We are a holding company and depend on distributions from our subsidiaries for cash.
We are a holding company whose operating subsidiaries write insurance products that generate a net spread between their assets and liabilities (net of operating costs). Our ability to pay interest on our outstanding debt and our other obligations and to pay dividends is dependent on the ability of our subsidiaries to pay dividends or make other distributions or payments to us. If our operating subsidiaries are not able to pay dividends to us, we may not be able to meet our obligations or pay dividends on our common stock.
Our insurance subsidiaries are also subject to state laws with respect to the payment of dividends. The Iowa insurance law and the New York insurance law regulate the amount of dividends that may be paid in any year by FGL Insurance and FGL NY Insurance, respectively. Compliance with these state regulations will limit the amounts that FGL Insurance and FGL NY Insurance may dividend to us. Any dividends in excess of a threshold amount are subject to advance state notice or approval.

The maximum dividend permitted by law is not necessarily indicative of an insurer’s actual ability to pay dividends, which may be constrained by business and regulatory considerations, such as the impact of dividends on surplus, which could affect an insurer’s ratings or competitive position, the amount of premiums that can be written and the ability to pay future dividends. Further, depending on business and regulatory conditions, we may in the future need to retain cash in our subsidiaries or even contribute cash to one or more of them in order to maintain their ratings or their statutory capital position. Such a requirement could be the result of investment losses, reserve charges, adverse operating conditions in the current economic environment or changes in interpretation of statutory accounting requirements by regulators.
Risks Related to the Separation and Distribution and our Status as a Subsidiary of FNF
We may not achieve some or all of the expected benefits of the separation and distribution, and the separation and distribution may materially adversely affect our business, financial condition or operating results.
Following the separation and distribution, F&G and FNF are two separately governed companies. We may not be able to achieve some or all of the benefits that we expect to achieve as a separate company from FNF in the time we expect, if at all. For instance, we may not be able to achieve our expectations for growth or to raise the necessary equity or debt capital to finance such growth. We may not achieve the expected benefits for a variety of reasons, including, among others that we may be more susceptible to market fluctuations and other adverse events than if we were still a part of FNF. If we fail to achieve some or all of the benefits expected to result from the separation and distribution, or if such benefits are delayed or are not realized at all, it could have a material adverse effect on our business, financial condition or operating results.
Although we have past history of operating as a public company, our historical financial information and summary historical financial information are not necessarily representative of the results that we would have achieved as a separate, publicly traded company and may not be a reliable indicator of our future results.
The historical information about us in this Annual Report includes periods where we operated as a wholly owned subsidiary of FNF or as a stand-alone public company. Our historical financial information and summary historical financial information included in this Annual Report is derived from the Consolidated Financial Statements and the accounting records of F&G and FNF. Accordingly, the historical financial information for periods prior to the separation and distribution included in this Annual Report does not necessarily reflect the financial condition, results of operations or cash flows that we would have achieved as a separate, publicly traded company during the periods presented, or those that we will achieve in the future, including:
•The ongoing cost of capital for our business may be higher than our access to FNF’s cost of capital prior to the separation and distribution.
•Our historical financial information for periods prior the separation and distribution does not reflect the debt or the associated interest expense that we have incurred in connection with the separation and distribution or expect to incur in the future.
Other significant changes may occur in our cost structure, management, financing and business operations as a result of operating as a company separate from FNF. For additional information about the past financial performance of our business and the basis of presentation of the Consolidated Financial Statements and summary historical financial information of our business, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical financial statements and accompanying notes included elsewhere in this Annual Report.
FNF is our principal shareholder and retains significant rights with respect to our governance and certain corporate actions. In certain cases, FNF may have interests which differ from our other shareholders.
FNF owns approximately 85% of our outstanding common stock. As a result, FNF is able to control the election of our directors, determine our corporate and management policies and determine, without the consent of our other shareholders, the outcome of any corporate transaction or other matter submitted to our shareholders for approval, including potential mergers or acquisitions, asset sales and other significant corporate transactions. FNF also has sufficient voting power to approve amendments to our organizational documents.
FNF is under no obligation to sell its remaining interest in us and retains the sole discretion to determine the timing of any future sales of shares of our common stock.
Our amended and restated certificate of incorporation and our amended and restated bylaws include a number of provisions that may discourage, delay or prevent a change in our management or control. These provisions not only could have a negative impact on the trading price of our common stock, but could also allow FNF to delay or prevent a corporate transaction of which the public shareholders approve.
In addition, conflicts of interest may arise between FNF, as our controlling shareholder, and us. Affiliates of FNF engage in transactions with us. Further, FNF may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us, and FNF may either directly, or through affiliates, also maintain business relationships with companies that may directly compete with us. In general, FNF or its affiliates could pursue business interests or exercise their voting power as shareholders in ways that are detrimental to us but beneficial to themselves or to other companies in which they invest or with whom they have relationships. Conflicts of interest could also arise with respect to business opportunities that could be advantageous to FNF, and they may pursue acquisition opportunities in the future that may be complementary to our business. As a result, those acquisition opportunities may not be available to us.
As a result of these relationships, the interests of FNF may not coincide with our interests or the interests of the other holders of our common stock. So long as FNF continues to control a significant amount of the outstanding shares of our common stock, FNF will continue to be able to strongly influence or effectively control our decisions, including with respect to potential mergers or acquisitions, asset sales and other significant corporate transactions.
Certain of our directors may have actual or potential conflicts of interest because of their FNF equity ownership or their current or former FNF positions.
A number of persons who currently are, or who we expect to become, our directors have been, and will continue to be, officers, directors or employees of FNF (or officers, directors or employees of affiliates of FNF) and, thus, have professional relationships with FNF’s officers, directors or employees. In addition, certain of our directors and executive officers own FNF common stock or other equity compensation awards. These relationships may create, or may create the appearance of, conflicts of interest when these directors and officers are faced with decisions that could have different implications for FNF and us. For example, potential conflicts of interest could arise in connection with the resolution of any dispute that may arise between FNF and us regarding the terms of the agreements governing our relationship with FNF.
Provisions in our amended and restated certificate of incorporation and bylaws, and of Delaware law, may prevent or delay an acquisition of us, which could decrease the trading price of our common stock.
Our amended and restated certificate of incorporation and bylaws contain, and Delaware law contains, provisions that may be considered to have an anti-takeover effect and may delay or prevent a tender offer or other corporate transaction that a shareholder might consider to be in its best interest, including those transactions that might result in payment of a premium over the market price for our stock.
These provisions include:
•rules regarding how shareholders may present proposals or nominate directors for election at shareholder meetings;
•permitting our Board to issue preferred stock without shareholder approval;
•granting to the Board, and not the shareholders, the sole power to set the number of directors;
•the initial division of our Board into three classes of directors, with each class serving a staggered term;

•a provision that directors serving on a classified Board may be removed by shareholders only for cause;
•authorizing vacancies on our Board to be filled only by a vote of the majority of the directors then in office and specifically denying our shareholders the right to fill vacancies in the Board; and
•limiting shareholder action by written consent.
These provisions apply even if an offer may be considered beneficial by some shareholders.
Certain other provisions of our amended and restated certificate of incorporation and bylaws may be considered to have an anti-takeover effect and may delay or prevent a tender offer or other corporate transaction that a shareholder might consider to be in its best interest, including those transactions that might result in payment of a premium over the market price for our shares. We believe these provisions protect our shareholders from coercive or otherwise unfair takeover tactics. These provisions are not intended to make us immune from takeovers. However, these provisions will apply even if the offer may be considered beneficial by some shareholders and the provisions could delay or prevent an acquisition that our Board determines is not in the best interests of us and our shareholders. These provisions may also prevent or discourage attempts to remove and replace incumbent directors.
We are a “controlled company” within the meaning of the NYSE rules and, as a result, we qualify for, and rely on, exemptions from certain corporate governance requirements.
FNF controls a majority of the voting power of our outstanding common stock. Accordingly, we will qualify as a “controlled company” within the meaning of the NYSE corporate governance standards. Under the NYSE rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain NYSE corporate governance standards, including:
•the requirement that a majority of the board consist of independent directors;
•the requirement to have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities;
•the requirement to have a nominating and governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities, or otherwise have director nominees selected by vote of a majority of the independent directors; and
•the requirement for an annual performance evaluation of the nominating and governance and compensation committees.
We have availed ourselves of some or all of these exemptions. Consequently, you do not have the same protections afforded to shareholders of companies that are subject to all of the NYSE corporate governance rules and requirements. Our status as a controlled company could make our common stock less attractive to some investors or otherwise harm our stock price. If we cease to qualify as a “controlled company” we will be subject to certain phase-in rules to come into compliance with applicable listing standards.
FNF or F&G may fail to perform under various transaction agreements that were executed as part of the separation and distribution, or we may fail to have necessary systems and services in place when certain of the transaction agreements expire.
In connection with the separation and distribution, we and FNF entered into the separation and distribution agreement. In connection with the separation, F&G also entered into various ancillary agreements to effect the separation and provide a framework for its relationship with FNF after the separation and distribution, such as a corporate services agreement (the “Corporate Services Agreement”), a reverse corporate services agreement (the “Reverse Corporate Services Agreement”), a tax sharing agreement (the “Tax Sharing Agreement”) and other agreements entered into in connection therewith (collectively with the Separation and Distribution Agreement, the “Transaction Agreements”). The Transaction Agreements determine the allocation of assets, rights and liabilities between the companies following the separation and distribution and include indemnifications related to liabilities and obligations. The Corporate Services Agreement provides for the performance of certain services by FNF for the benefit of us for a limited period of time after the separation and distribution. The reverse services agreement provides for the performance of certain services by us for the benefit of FNF for a limited period of time after the separation and distribution. We rely on FNF to satisfy its obligations under the Transaction Agreements. If FNF is unable to satisfy its obligations under the Transaction Agreements, including its indemnification obligations, we could incur operational difficulties or losses. Upon expiration of the Corporate Services Agreement, the services that are covered thereunder will have to be provided internally or by third parties. If we do not have agreements with other providers for these services once certain Transaction Agreements expire or terminate, we may not be able to operate our business effectively, which may have a material adverse effect on our business, financial condition or operating results.
In connection with the separation and distribution, FNF has agreed to indemnify us for certain liabilities and we have agreed to indemnify FNF for certain liabilities. If we are required to pay under these indemnities to FNF, our financial results could be negatively impacted. FNF’s indemnification of us may not be sufficient to hold us harmless from the full amount of all liabilities that will be allocated to us, and FNF may not be able to satisfy its indemnification obligations in the future.
Pursuant to the Transaction Agreements, FNF has agreed to indemnify us for certain liabilities, and we have agreed to indemnify FNF for certain liabilities, in certain cases for uncapped amounts. Indemnities that we may be required to provide FNF may not be subject to any cap, may be significant and could negatively impact our business, particularly with respect to indemnities provided in the Tax Sharing Agreement. Third parties could also seek to hold us responsible for any of the liabilities that FNF has agreed to retain under the Transaction Agreements. Any amounts that we are required to pay pursuant to these indemnification obligations and other liabilities could require us to divert cash that would otherwise have been used operating our business. Further, the indemnities from FNF may not be sufficient to protect us against the full amount of such liabilities, and FNF may not be able to fully satisfy its indemnification obligations. Moreover, even if we ultimately succeed in recovering from FNF any amounts for which we are held liable, we may be temporarily required to bear these losses ourselves. Each of these risks could have a material adverse effect on our business, financial condition or operating results.
We may have received better terms from unaffiliated third parties than the terms we received in our agreements with FNF.
The agreements we entered into with FNF in connection with the separation and distribution, including the Transaction Agreements, were prepared in the context of our separation from FNF while we were still a wholly owned subsidiary of FNF. Accordingly, during the period in which the terms of those agreements were prepared, we did not have an independent board of directors or a management team that was independent of FNF. As a result, the terms of those agreements may not reflect terms that would have resulted from arm’s length negotiations between unaffiliated third parties. We may have received better terms from third parties because, among other things, third parties may have competed with each other to win our business.
Insurance holding company laws generally provide that no person, corporation or other entity may acquire control of an insurance company, which is presumed to exist if a person owns, directly or indirectly, 10% or more of the voting securities of an insurance company, without the prior approval of such insurance company’s domiciliary state insurance regulator. Persons considering an investment in our common stock should take into consideration their ownership of FNF voting securities and consult their own legal advisors regarding such laws in light of their particular circumstances.
We are subject to regulation under the insurance holding company laws of various jurisdictions. See “Business -Regulation of F&G.” Insurance holding company laws generally provide that no person, corporation or other entity may acquire control of an insurance company, or a controlling interest in any direct or indirect parent company of an insurance company, without the prior approval of such insurance company’s domiciliary state insurance regulator. Under the laws of each of the domiciliary states of our U.S. insurance subsidiaries, Iowa and New York, any person acquiring, directly or indirectly, 10% or more of the voting securities of an insurance company is presumed to have acquired “control” of the company, which may consider voting securities held at both the parent company and subsidiary collectively for these purposes. This statutory presumption of control may be rebutted by a showing that control does not exist in fact. State insurance regulators, however, may find that “control” exists in circumstances in which a person owns or controls less than 10% of the voting securities. We are a subsidiary of FNF, the common stock (its voting securities) of which trades on the NYSE. Consequently, persons considering an investment in our common stock (our voting securities) should also take into consideration their ownership of FNF voting securities and consult their own legal advisors regarding such insurance holding company laws relating to the purchase and ownership of our common stock in light of their particular circumstances.
Our amended and restated bylaws contain an exclusive forum provision that could limit our shareholders’ ability to choose a judicial forum that they find favorable for certain disputes with us or our directors, officers, shareholders, employees or agents, and may discourage lawsuits with respect to such claims.
Our amended and restated bylaws provide that unless the Board otherwise determines, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of us, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer, shareholder, employee or agent of ours to either of us or our shareholders, (iii) any action asserting a claim against us or any director, officer, shareholder, employee or agent of ours arising out of or relating to any provision of the DGCL or our amended and restated certificate of incorporation or bylaws, or (iv) any action asserting a claim against us or any director, officer, shareholder, employee or agent of ours governed by the internal affairs doctrine, in all cases subject to the court having subject matter jurisdiction and personal jurisdiction over an indispensable party named as a defendant. The amended and restated bylaws further provide that the federal district courts of the United States of America shall, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act of 1933 (the “Securities Act”). Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Therefore there is uncertainty as to whether a court will enforce the exclusive forum provision with respect to claims arising under the Securities Act. Notwithstanding the foregoing, the exclusive forum provision does not apply to any actions arising under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. These exclusive forum provisions may limit our shareholders’ ability, or make it more costly, to bring a claim in a judicial forum that they find favorable for such disputes and may discourage these types of lawsuits. Alternatively, if a court were to find the exclusive forum provisions inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions.
We and certain of our subsidiaries file consolidated federal income tax returns with FNF.
We and our eligible subsidiaries are “affiliated” with FNF for U.S. federal income tax purposes and will join in filing with FNF a consolidated federal income tax return. Pursuant to the Tax Sharing Agreement, we are periodically obligated to make payments to FNF equal to the tax obligations of us and our subsidiaries for federal income taxes and certain state and local income taxes that are computed on a combined, consolidated or unitary method. In addition, are obligated to make payments to FNF for the use of certain tax attributes of FNF and its subsidiaries that are used to offset taxes by us and our subsidiaries. Certain tax attributes of us and our subsidiaries are also available for use by FNF, for which FNF will generally be obligated to make payments to us in compensation. To the extent such tax attributes are used by FNF and its subsidiaries, they will not be available to offset taxes of us and our subsidiaries.
Risks Related to Our Common Stock
Our stock price may fluctuate significantly.
Many factors could cause the market price of our common stock to rise and fall, including the following:
•our business profile and market capitalization may not fit the investment objectives of current shareholders, causing a shift in our investor base, and our common stock may not be included in some indices causing certain holders to sell their common stock;
•our announcements or our competitors’ announcements regarding new products or services, significant contracts, acquisitions or strategic investments;

•fluctuations in our quarterly or annual financial results or the quarterly or annual financial results of companies perceived to be similar to us;
•the failure of securities analysts to cover our common stock;
•actual or anticipated fluctuations in our operating results;
•changes in earnings estimates or recommendations by securities analysts or our ability to meet those estimates;
•the operating and stock price performance of other comparable companies;
•investors’ general perception of us and our industry;
•changes to the regulatory and legal environment under which we operate;
•changes in general economic and market conditions;
•changes in industry conditions;
•changes in regulatory and other dynamics; and
•the other factors described in this “Risk Factors” section and elsewhere in this Annual Report.
In addition, if the market for stocks in our industry, or the stock market in general, experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, financial condition or results of operations. If any of the foregoing occurs, it could cause our stock price to fall and may expose us to lawsuits that, even if successfully defended, could be costly to defend and a distraction to management.
If we are unable to implement and maintain the effectiveness of our internal control over financial reporting, our investors may lose confidence in the accuracy and completeness of our financial reports, which could adversely affect our stock price.
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules adopted by the SEC and the Public Company Accounting Oversight Board, starting with the second annual report that we file with the SEC after the consummation of the separation and distribution, our management will be required to report on the effectiveness of our internal control over financial reporting. We may encounter problems or delays in completing the implementation of any changes necessary to our internal control over financial reporting to conclude such controls are effective. If we are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investor confidence and our stock price could decline.
Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC or violations of NYSE rules, and result in a breach of the covenants under our financing arrangements. There also could be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements also could suffer if we were to report a material weakness in our internal controls over financial reporting. This could materially adversely affect the price of our common stock.
Substantial sales of our common stock may occur which could cause our stock price to be volatile and to decline.
Any sales of substantial amounts of our common stock in the public market, or the perception that these sales may occur, in connection with the distribution or otherwise, could cause the market price of our common stock to decline. These sales also could impede our ability to raise future capital. We cannot predict the size of future sales of shares of our common stock in the open market following the distribution or the effect, if any, that such future sales, or the perception that such sales may occur, would have on the market price of our common stock. We are also unable to predict whether a sufficient number of buyers would be in the market at that time.
We cannot guarantee the timing, amount or payment of dividends on our common stock in the future.
We expect to pay regular quarterly dividends in the future. However, there can be no assurance we will be able to pay such dividends. The payment and amount of any future dividend will be subject to the sole discretion of our Board and will depend upon many factors, including our financial condition and prospects, our capital requirements and access to capital markets, covenants associated with certain of our debt obligations, legal requirements and other factors that our Board may deem relevant, and there can be no assurance that we will continue to pay a dividend in the future.
Your percentage of ownership in F&G may be diluted in the future.
In the future, your percentage ownership in us may be diluted because of equity issuances for acquisitions, capital market transactions or otherwise, including equity awards that we may be granting to our directors, officers and employees. Such awards may have a dilutive effect on our earnings per share, which could adversely affect the market price of our common stock. From time to time, we will issue additional options or other stock-based awards to our employees under our employee benefits plans.
In addition, our amended and restated certificate of incorporation authorizes us to issue, without the approval of our shareholders, one or more classes or series of preferred stock having such designation, powers, preferences and relative, participating, optional and other special rights, including preferences over our common stock respecting dividends and distributions, as our Board generally may determine. The terms of one or more classes or series of preferred stock could dilute the voting power or reduce the value of our common stock. For example, we could grant the holders of preferred stock the right to elect some number of our directors in all events or on the happening of specified events or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences we could assign to holders of preferred stock could affect the residual value of the common stock.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
In December 2019, we entered into a lease for a new headquarters located at 801 Grand Avenue in Des Moines, Iowa, commencing January 1, 2021. That lease expires on December 31, 2030. In March 2021, we entered into a lease for space in Hamilton, Bermuda. That lease expires on March 31, 2024. In May 2021, we entered into a lease for space in George Town, Cayman Islands. That lease expires on June 30, 2027. In March 2022, we entered into a lease for space in New York, New York. That lease expires on September 30, 2025. We believe our existing facilities are suitable and adequate for our present purposes and will be sufficient for us to conduct our operations.
Item 3. Legal Proceedings
See discussion of legal proceedings in Note F Commitment and Contingencies to the Consolidated Financial Statements included in Item 8 of Part II of this Annual Report, which is incorporated by reference into this Item 3 of Part I.
Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Market Information
On December 1, 2022, FNF announced completion of the distribution to FNF shareholders, on a pro rata basis, of approximately 15% of the common stock of its subsidiary, F&G. Effective December 1, 2022, F&G commenced “regular-way” trading of its common stock on the New York Stock Exchange (“NYSE”) under the symbol “FG”. FNF retains control of F&G through an approximate 85% equity ownership stake and will continue to trade on the NYSE under the symbol “FNF”.
On January 31, 2023, the last reported sale price of our common stock on the NYSE was $21.46. We had approximately 6,267 shareholders of record of our Common Stock on January 31, 2023. This number does not include the stockholders for whom shares are held in a “nominee” or “street” name.
Dividends on Ordinary Shares
On December 8, 2022, F&G announced that its Board of Directors declared an inaugural quarterly cash dividend of $0.20 per share of common stock pursuant to the previously announced dividend program in which the Company intends to pay quarterly cash dividends on its common stock at an initial aggregate amount of approximately $100 million per year. The dividend was paid January 31, 2023, to stockholders of record as of January 17, 2023. Going forward, starting next quarter, F&G expects to announce the record date and payment date for each dividend, subject to quarterly review and approval by its Board of Directors and any required regulatory approvals, following completion of the relevant fiscal quarter and with payment in the third month of each subsequent quarter, based on the Company’s view of the prevailing and prospective macroeconomic conditions, regulatory landscape and business performance.
Refer to Note O Employee Benefit Plans to our Consolidated Financial Statements included in this Annual Report, which is incorporated by reference into this Item 5 of Part II, for further information on securities issued for employee stock compensation pursuant to our Omnibus Plan.
Information concerning securities authorized for issuance under our equity compensation plans will be included in Item 12 of Part III that will be filed within 120 days after the close of the fiscal year that is the subject of this Report on a Form 10-K/A.
Item 6. Reserved

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations for the years ended December 31, 2022 and December 31, 2021, the period from June 1, 2020 to December 31, 2020 (following the FNF Acquisition), and the “Predecessor” results for the period from January 1, 2020 to May 31, 2020 (prior to the FNF Acquisition) should be read together with, and is qualified in its entirety by reference to, our Consolidated Financial Statements and related notes included elsewhere in this Annual Report which have been prepared in accordance with GAAP. The following discussion may contain forward-looking statements based on assumptions we believe to be reasonable. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this Annual Report, particularly in “Risk Factors” and “Note Regarding Forward-Looking Statements.”
Overview
For a description of our business see the discussion under “Business” in Item 1 of Part I of this Annual Report, and Note A Business and Summary of Significant Accounting Policies in Item 8 of Part II of this Annual Report, which are incorporated by reference into this Item 7 of Part II of this Annual Report.

Business Trends and Conditions
The following factors represent some of the key trends and uncertainties that have influenced the development of the Company and its historical financial performance, and we believe these key trends and uncertainties will continue to influence the business and financial performance of the Company in the future.
COVID-19 Pandemic
The health, economic and business conditions precipitated by the worldwide COVID-19 pandemic that emerged in 2020 increased our mortality experience in 2021 and 2020 in both our single premium immediate annuity (“SPIA”) and IUL business which largely offset each other. As of December 31, 2022, we have not seen a sustained elevated level of adverse policyholder experience from the impact of COVID-19 on the overall business.
Market Conditions
Market volatility has affected, and may continue to affect, our business and financial performance in varying ways. Volatility can pressure sales and reduce demand as consumers hesitate to make financial decisions. To enhance the attractiveness and profitability of our products and services, we continually monitor the behavior of our customers, as evidenced by annuitization rates and lapse rates, which vary in response to changes in market conditions. See “Risk Factors” in this Annual Report for further discussion of risk factors that could affect market conditions.
Interest Rate Environment
Some of our products include guaranteed minimum crediting rates, most notably our fixed rate annuities. As of December 31, 2022 and December 31, 2021, our reserves, net of reinsurance, and average crediting rate on our fixed rate annuities were $6 billion and 3%, respectively, and $5 billion and 3%, respectively. We are required to pay the guaranteed minimum crediting rates even if earnings on our investment portfolio decline, which would negatively impact earnings. In addition, we expect more policyholders to hold policies with comparatively high guaranteed rates for a longer period in a low interest rate environment. Conversely, a rise in average yield on our investment portfolio would increase earnings if the average interest rate we pay on our products does not rise correspondingly. Similarly, we expect that policyholders would be less likely to hold policies with existing guarantees as interest rates rise and the relative value of other new business offerings are increased, which would negatively impact our earnings and cash flows.
See “Quantitative and Qualitative Disclosure about Market Risk” and “Risk Factors” in this Annual Report for a more detailed discussion of interest rate risk.

Aging of the U.S. Population
We believe that the aging of the U.S. population will increase the demand for our FIA and IUL products. As the “baby boomer” generation prepares for retirement, we believe that demand for retirement savings, growth, and income products will grow. Over 10,000 people will turn 65 each day in the United States over the next 15 years, and according to the U.S. Census Bureau, the proportion of the U.S. population over the age of 65 is expected to grow from 18% in 2022 to 21% in 2035. The impact of this growth may be offset to some extent by asset outflows as an increasing percentage of the population begins withdrawing assets to convert their savings into income.
Industry Factors and Trends Affecting Our Results of Operations
We operate in the sector of the insurance industry that focuses on the needs of middle-income Americans. The underserved middle-income market represents a major growth opportunity for us. As a tool for addressing the unmet need for retirement planning, we believe that many middle-income Americans have grown to appreciate the financial certainty that we believe annuities such as our FIA products afford. Accordingly, the FIA market grew from nearly $12 billion of sales in 2002 to $66 billion of sales in 2021. Additionally, this market demand has positively impacted the IUL market as it has expanded from $100 million of annual premiums in 2002 to $2 billion of annual premiums in 2021.
Critical Accounting Policies and Estimates
The accounting estimates described below are those we consider critical in preparing our Consolidated Financial Statements. Management is required to make estimates and assumptions that can affect the reported amounts of assets and liabilities and disclosures with respect to contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates. See Note A Business and Summary of Significant Accounting Policies to our Consolidated Financial Statements included in this Annual Report for additional description of the significant accounting policies that have been followed in preparing our Consolidated Financial Statements.
Reserves for Future Policy Benefits and Product Guarantees and Certain Information on Contractholder Funds
The determination of future policy benefit reserves is dependent on actuarial assumptions. The principal assumptions used to establish liabilities for future policy benefits are based on our experience. These assumptions are established at issue of the contract and include mortality, morbidity, contract full and partial surrenders, investment returns, annuitization rates and expenses. The assumptions used require considerable judgment. We review overall policyholder experience at least annually and update these assumptions when deemed necessary based on additional information that becomes available. For traditional life and immediate annuity products, assumptions used in the reserve calculation can only be changed if the reserve is deemed to be insufficient. For all other insurance products, changes in assumptions will be used to calculate reserves. These changes in assumptions will also incorporate changes in risk free rates and option market values. Changes in, or deviations from, the assumptions previously used can significantly affect our reserve levels and related results of operations.
Mortality is the incidence of death amongst policyholders triggering the payment of underlying insurance coverage by the insurer. In addition, mortality also refers to the ceasing of payments on life-contingent annuities due to the death of the annuitant. We utilize a combination of actual and industry experience when setting our mortality assumptions.
A surrender rate is the percentage of account value surrendered by the policyholder. A lapse rate is the percentage of account value canceled by us due to nonpayment of premiums. We make estimates of expected full and partial surrenders of our fixed annuity products. Our surrender rate experience in the years ended December 31, 2022 and December 31, 2021, the period from June 1, 2020 to December 31, 2020 and the Predecessor period from January 1, 2020 to May 31, 2020 on the fixed annuity products averaged 7%, 7%, 4% and 3% respectively, which is within our assumed ranges. Management’s best estimate of surrender behavior incorporates actual experience over the entire period, as we believe that, over the duration of the policies, we will experience the full range of policyholder behavior and market conditions. If actual surrender rates are significantly different from those assumed, such differences could have a significant effect on our reserve levels and related results of operations.
The assumptions used to establish the liabilities for our product guarantees require considerable judgment and are established as management’s best estimate of future outcomes. We periodically review these assumptions and, if necessary, update them based on additional information that becomes available. Changes in or deviations from the assumptions used can significantly affect our reserve levels and related results of operations.
At issue, and at each subsequent valuation, we determine the present value of the cost of the GMWB rider benefits and certain GMDB riders in excess of benefits that are funded by the account value. We also calculate the present value of total expected policy assessments, including investment margins, if applicable. We accumulate a reserve equal to the portion of these assessments that would be required to fund the future benefits less benefits paid to date. In making these projections, a number of assumptions are made and we update these assumptions as experience emerges, and determined necessary. We began issuing our GMWB products in 2008, and future experience could lead to significant changes in our assumptions. If emerging experience deviates from our assumptions on GMWB utilizations, such deviations could have a significant effect on our reserve levels and related results of operations.
Our aggregate reserves for contractholder funds, future policy benefits and product guarantees on a direct and net basis as of December 31, 2022 and December 31, 2021, are summarized as follows (dollars in millions):

	As of December 31, 2022
	Direct	Reinsurance Recoverable	Net
Fixed indexed annuities (“FIA”)	$24,812	$—	$24,812
Fixed rate annuities (“MYGA”)	9,359	(3,719)	$5,640
Immediate annuities (“IA”)	4,007	(135)	$3,872
Universal life (“IUL”)	2,127	(947)	$1,180
Traditional life (“TRAD”)	1,777	(786)	$991
Funding agreements	2,613	—	$2,613
PRT	2,461	—	$2,461
Total	$47,156	$(5,587)	$41,569

	As of December 31, 2021
	Direct	Reinsurance Recoverable	Net
FIA	$23,370	$—	$23,370
MYGA	6,369	(1,689)	4,680
IA	3,657	(133)	3,524
IUL	1,981	(983)	998
TRAD	1,823	(805)	1,018
Funding Agreements	1,904	—	1,904
PRT	1,153	—	1,153
Total	$40,257	$(3,610)	$36,647
FIA and IUL products contain an embedded derivative; a feature that permits the holder to elect an interest rate return or an equity-index linked component, where interest credited to the contract is linked to the performance of various equity indices. The FIA/IUL embedded derivatives are valued at fair value and included in the liability for Contractholder funds in our Consolidated Balance Sheets with changes in fair value included as a component of Benefits and other changes in policy reserves in our Consolidated Statements of Earnings.
Valuation of Fixed Maturity, Preferred and Equity Securities, and Derivatives and Reinsurance Recoverable
Our fixed maturity securities have been designated as available-for-sale (“AFS”) and are carried at fair value, net of allowance for expected credit losses, with unrealized gains and losses included in AOCI, net of associated adjustments for VOBA, DAC, DSI, unearned revenue (“UREV”), Statement of Position 03-1, “Accounting and

Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts,” (“SOP 03-1”) reserves, and deferred income taxes. Our equity securities are carried at fair value with unrealized gains and losses included in net income (loss). Realized gains and losses on the sale of investments are determined on the basis of the cost of the specific investments sold and are credited or charged to income on a trade date basis.
Management’s assessment of all available data when determining fair value of the AFS securities is necessary to appropriately apply fair value accounting. Management utilizes information from independent pricing services, who take into account perceived market movements and sector news, as well as a security’s terms and conditions, including any features specific to that issue that may influence risk and marketability. Depending on the security, the priority of the use of observable market inputs may change as some observable market inputs may not be relevant or additional inputs may be necessary. We generally obtain one value from our primary external pricing service. In situations where a price is not available from the independent pricing service, we may obtain broker quotes or prices from additional parties recognized to be market participants. We believe the broker quotes are prices at which trades could be executed based on historical trades executed at broker-quoted or slightly higher prices. When quoted prices in active markets are not available, the determination of estimated fair value is based on market standard valuation methodologies, including discounted cash flows, matrix pricing, or other similar techniques.
We validate external valuations at least quarterly through a combination of procedures that include the evaluation of methodologies used by the pricing services, comparisons to valuations from other independent pricing services, analytical reviews and performance analysis of the prices against trends, and maintenance of a securities watch list. See Note B Fair Value of Financial Instruments and Note C Investments to our Consolidated Financial Statements included in this Annual Report.
The fair value of derivative assets and liabilities is based upon valuation pricing models and represents what we would expect to receive or pay at the balance sheet date if we canceled the options, entered into offsetting positions, or exercised the options. Fair values for these instruments are determined internally using a conventional model and market observable inputs, including interest rates, yield curve volatilities and other factors. Credit risk related to the counterparty is considered when estimating the fair values of these derivatives. However, we are largely protected by collateral arrangements with counterparties when individual counterparty exposures exceed certain thresholds. The fair value of futures contracts (specifically for FIA contracts) at the balance sheet date represents the cumulative unsettled variation margin (open trade equity net of cash settlements). The fair values of the embedded derivatives in our FIA and IUL contracts are derived using market value of options, use of current and budgeted option cost, swap rates, mortality rates, surrender rates, partial withdrawals, and non-performance spread and are classified as Level 3. The discount rate used to determine the fair value of our FIA/IUL embedded derivative liabilities includes an adjustment to reflect the risk that these obligations will not be fulfilled (“non-performance risk”). For the years ended December 31, 2022 and December 31, 2021, our non-performance risk adjustment was based on the expected loss due to default in debt obligations for similarly rated financial companies. See Note B Fair Value of Financial Instruments and Note D Derivative Financial Instruments to our Consolidated Financial Statements included in this Annual Report.
As discussed in Note J Reinsurance of our Consolidated Financial Statements included in this Annual Report, F&G entered into a reinsurance agreement with Kubera effective December 31, 2018, to cede certain MYGAs and deferred annuity GAAP and statutory reserves on a coinsurance funds withheld basis, net of applicable existing reinsurance. Effective October 31, 2021, this agreement was novated from Kubera to Somerset. Additionally, F&G entered into a reinsurance agreement with Aspida Re effective January 1, 2021, and amended in August 2021 and September 2022, to cede a quota share of certain deferred annuity business on a funds withheld basis. Fair value movements in the funds withheld balances associated with these arrangements create an obligation for F&G to pay Somerset and Aspida Re at a later date, which results in embedded derivatives. These embedded derivatives are considered total return swaps with contractual returns that are attributable to the assets and liabilities associated with the reinsurance arrangements. The fair value of the total return swaps are based on the change in fair value of the underlying assets held in the funds withheld portfolio. Investment results for the assets that support the coinsurance with funds withheld reinsurance arrangement, including gains and losses from sales, are passed directly to the reinsurer pursuant to contractual terms of the reinsurance arrangement. The reinsurance related embedded derivatives are reported in Accounts payable and accrued liabilities on the Consolidated Balance Sheets and the related gains or losses are reported in Recognized gains and losses, net on the Consolidated Statements of Earnings.
We categorize our fixed maturity securities, preferred securities, equity securities and derivatives into a three-level hierarchy based on the priority of the inputs to the valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the fair value measurement of the instrument. The following table presents the fair value of fixed maturity securities and equity securities by pricing source, hierarchy level and net asset value (“NAV”) as of December 31, 2022, December 31, 2021 and December 31, 2020.

	As of December 31, 2022
(Dollars in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	NAV	Total
Fixed maturity securities available-for-sale and equity securities:
Prices via third-party pricing services	$427	$23,493	$1,234	$—	$25,154
Priced via independent broker quotations	—	—	6,840	—	6,840
Priced via other methods	—	—	—	47	47
Total	$427	$23,493	$8,074	$47	$32,041
% of Total	1%	74%	25%	—%	100%

	As of December 31, 2021
(Dollars in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	NAV	Total
Fixed maturity securities available-for-sale and equity securities:
Prices via third-party pricing services	$684	$25,224	$928	$—	$26,836
Priced via independent broker quotations	—	—	4,248	—	4,248
Priced via other methods	—	—	1	48	49
Total	$684	$25,224	$5,177	$48	$31,133
% of Total	2%	81%	17%	—%	100%

	As of December 31, 2020
(Dollars in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	NAV	Total
Fixed maturity securities available-for-sale and equity securities:
Prices via third-party pricing services	$607	$22,741	$1,133	$—	$24,481
Priced via independent broker quotations	—	—	2,064	—	2,064
Priced via other methods	—	—	1	—	1
Total	$607	$22,741	$3,198	$—	$26,546
% of Total	2%	86%	12%	—%	100%

Goodwill
As of December 31, 2022 and December 31, 2021, goodwill was $1,756 million. The goodwill was recorded in connection with the FNF Acquisition. Refer to Note I Goodwill to our Consolidated Financial Statements included in this Annual Report for a summary of additional information on our goodwill balance.
In evaluating the recoverability of goodwill, we first determined that based on the level at which the operating results are shared with and regularly reviewed by the Company’s Chief Operating Decision Maker, the Company is a single reporting unit. Next, we perform a qualitative analysis at the reporting unit level to determine whether there are any events or circumstances that would indicate it is more likely than not that the fair value of our recorded goodwill exceeds its carrying value. Based on the results of this analysis, an annual goodwill impairment test may be completed based on an analysis of the discounted future cash flows generated by the underlying assets. The process of determining whether or not goodwill is impaired or recoverable relies on projections of future cash flows, operating results and market conditions. Future cash flow estimates are based partly on projections of market conditions such as the volume and mix of refinance and purchase transactions and interest rates, which are beyond our control and are likely to fluctuate. While we believe that our estimates of future cash flows are reasonable, these estimates are not guarantees of future performance and are subject to risks and uncertainties that may cause actual results to differ from what is assumed in our impairment tests. Such analyses are particularly sensitive to changes in estimates of future cash flows and discount rates. Changes to these estimates might result in material changes in fair value and determination of the recoverability of goodwill, which may result in charges against earnings and a reduction in the carrying value of our goodwill in the future. We completed annual goodwill impairment analyses in the fourth quarter of each period presented using a September 30 measurement date. For the years ended December 31, 2022 and December 31, 2021, the period from June 1, 2020 to December 31, 2020 and for the Predecessor period from January 1, 2020 to May 31, 2020, we determined there were no events or circumstances that indicated that the carrying value exceeded the fair value.

VOBA, DAC and DSI
Our intangible assets include an intangible asset reflecting the value of insurance and reinsurance contracts acquired (hereafter referred to as VOBA, DAC and DSI).
VOBA is an intangible asset that reflects the amount recorded as insurance contract liabilities less the estimated fair value of in-force contracts (“VIF”) in a life insurance company acquisition. It represents the portion of the purchase price that is allocated to the value of the rights to receive future cash flows from the business in force at the acquisition date. VOBA is a function of the VIF, current GAAP reserves, GAAP assets, and deferred tax liability. The VIF is determined by the present value of statutory distributable earnings less opening required capital, and is sensitive to assumptions including the discount rate, surrender rates, partial withdrawals, utilization rates, projected investment spreads, mortality, and expenses.
DAC consists principally of commissions. Additionally, acquisition costs that are incremental, direct costs of successful contract acquisition are capitalized as DAC. Indirect or unsuccessful acquisition costs, maintenance, product development and overhead expenses are charged to expense as incurred. DSI consists of contract enhancements such as premium and interest bonuses credited to policyholder account balances.
VOBA, DAC and DSI are subject to loss recognition testing on a quarterly basis or when an event occurs that may warrant loss recognition.
For annuity and IUL products, VOBA, DAC and DSI are generally being amortized in proportion to estimated gross profits from the excess of net investment income earned over the sum of interest credited to policyholders and the cost of hedging our risk on indexed product policies, surrender charges and other product fees, policy benefits, maintenance expenses, mortality, and recognized gains and losses on investments. Current and future period gross profits for FIA contracts also include the impact of amounts recorded for the change in fair value of derivatives and the change in fair value of embedded derivatives. At each valuation date, the most recent quarter’s estimated gross profits are updated with actual gross profits and the assumptions underlying future estimated gross profits are evaluated for continued reasonableness. If the update of assumptions causes estimated gross profits to increase, VOBA, DAC and DSI amortization will decrease, resulting in lower amortization expense in the period. The opposite result occurs when the assumption update causes estimated gross profits to decrease. Current period amortization is adjusted retrospectively through an unlocking process when estimates of current or future gross profits (including the impact of recognized investment gains and losses) to be realized from a group of products are revised. Our estimates of future gross profits are based on actuarial assumptions related to the underlying policies’ terms, lives of the policies, duration of contract, yield on investments supporting the liabilities, cost to fund policy obligations, and level of expenses necessary to maintain the polices over their entire lives.
Changes in assumptions can have a significant impact on VOBA, DAC and DSI, amortization rates and results of operations. Assumptions are management’s best estimate of future outcomes, and require considerable judgment. We periodically review assumptions against actual experience, and update our assumptions based on historical results and our best estimates of future experience when additional information becomes available.
Estimated future gross profits are sensitive to changes in interest rates, which are the most significant component of gross profits. Assumptions related to interest rate spreads and credit losses also impact estimated gross profits for products with credited rates. These assumptions are based on the current investment portfolio yields and credit quality, estimated future crediting rates, capital markets, and estimates of future interest rates and defaults. Significant assumptions also include policyholder behavior assumptions, such as surrender, lapse, and annuitization rates. We use a combination of actual and industry experience when setting and updating our policyholder behavior assumptions.
We perform sensitivity analyses to assess the impact that certain assumptions have on VOBA, DAC and DSI. The following table presents the estimated instantaneous net impact to income before income taxes of various assumption changes on our VOBA, DAC and DSI. The effects, increase or (decrease), presented are not representative of the aggregate impacts that could result if a combination of such changes to interest rates and other assumptions occurred.

(Dollars in millions)	As of December 31, 2022	As of December 31, 2021
A change to the long-term interest rate assumption of -50 basis points	$(113)	$(91)
A change to the long-term interest rate assumption of +50 basis points	93	75
An assumed 10% increase in surrender rate	(6)	(4)
Assumptions regarding shifts in market factors may be overly simplistic and not indicative of actual market behavior in stress scenarios.
Lower assumed interest rates or higher assumed annuity surrender rates tend to decrease the balances of VOBA, DAC and DSI, thus decreasing income before income taxes. Higher assumed interest rates or lower assumed annuity surrender rates tend to increase the balances of VOBA, DAC and DSI, thus increasing income before income taxes.
Refer to Note Q Recent Accounting Pronouncements for further discussion of accounting pronouncements not yet adopted that may have a significant impact on future estimated amortization expense upon adoption.
Accounting for Income Taxes
As part of the process of preparing the Consolidated Financial Statements, we are required to determine income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax expense together with assessing temporary differences resulting from differing recognition of items for income tax and accounting purposes. These differences result in deferred income tax assets and liabilities, which are included within the Consolidated Balance Sheets. We must then assess the likelihood that deferred income tax assets will be realized and, to the extent we believe that realizability is not likely, establish a valuation allowance. Determination of income tax expense requires estimates and can involve complex issues that may require an extended period to resolve. Further, the estimated level of annual pre-tax income can cause the overall effective income tax rate to vary from period to period. We believe that our tax positions comply with applicable tax law and that we adequately provide for any known tax contingencies. We believe the estimates and assumptions used to support our evaluation of tax benefit realization are reasonable. Final determination of prior-year tax liabilities, either by settlement with tax authorities or expiration of statutes of limitations, could be materially different than estimates reflected in assets and liabilities and historical income tax provisions. The outcome of these final determinations could have a material effect on our income tax provision, net income or cash flows in the period that determination is made.
For the year ended December 31, 2022, changes in market conditions, including rising interest rates, resulted in deferred tax assets related to the net unrealized capital losses in the Company’s investment portfolio. U.S. GAAP requires the evaluation of the recoverability of deferred tax assets and the establishment of a valuation allowance, if necessary, to reduce the deferred tax asset to an amount that is more likely than not to be realized. When assessing the need for valuation allowance on the unrealized capital loss deferred tax assets, we assert a tax planning strategy to hold the vast majority of underlying securities to recovery or maturity. Our ability to assert such a tax planning strategy is dependent upon factors such as the Company’s asset/liability matching process, overall investment strategy, projected future annuity product sales, and expected liquidity needs. In the event these estimates differ from our prior estimates due to the receipt of new information, we may be required to significantly change the income tax expense recorded in the Consolidated Financial Statements. This includes a further significant decline in value of assets incorporated into our tax planning strategies which could lead to an increase of our valuation allowance on deferred tax assets having an adverse effect on current and future results.
Refer to Note N Income Taxes to our Consolidated Financial Statements included in this Annual Report for details.
Business Overview
We have five distribution channels across retail and institutional markets. Our three retail channels include agent-based IMOs, banks and broker dealers. We have deep, long-tenured relationships with our network of leading IMOs and their agents to serve the needs of the middle-income market and develop competitive annuity and life products to align with their evolving needs. Upon the FNF Acquisition and F&G’s subsequent rating upgrades in mid-2020, we launched into banks and broker dealers. Further, in 2021, we launched two institutional channels to originate FABN and PRT transactions. The FABN Program offers funding agreements to institutional clients by means of capital markets transactions through investment banks. The funding agreements issued under the FABN Program are in addition to those issued to the FHLB. The PRT solutions business was launched by building an experienced team and then working with brokers and institutional consultants for distribution. These markets leverage our existing team's spread-based capabilities as well as our strategic partnership with Blackstone.
In setting the features and pricing of our flagship FIA products relative to our targeted net margin, we take into account our expectations regarding (1) the difference between the net investment income we earn and the sum of the interest credited to policyholders and the cost of hedging our risk on the policies; (2) fees, including surrender charges and rider fees, partly offset by vesting bonuses that we pay our policyholders; and (3) a number of related expenses, including benefits and changes in reserves, acquisition costs, and general and administrative expenses.
On March 16, 2022, FNF announced its intention to partially spin off F&G through a dividend to FNF shareholders. On December 1, 2022, FNF distributed, on a pro rata basis, approximately 15% of the common stock of F&G. FNF retained control of F&G through ownership of approximately 85% of F&G common stock. Effective December 1, 2022, F&G commenced “regular-way” trading of its common stock on the New York Stock Exchange (“NYSE”) under the symbol “FG”.
Key Components of Our Historical Results of Operations
Through our insurance subsidiaries, we issue a broad portfolio of deferred annuities (FIA and fixed rate annuities), IUL insurance, immediate annuities, funding agreements and PRT solutions. A deferred annuity is a type of contract that accumulates value on a tax deferred basis and typically begins making specified periodic or lump sum payments a certain number of years after the contract has been issued. IUL insurance is a complementary type of contract that accumulates value in a cash value account and provides a payment to designated beneficiaries upon the policyholder’s death. An immediate annuity is a type of contract that begins making specified payments within one annuity period (e.g., one month or one year) and typically makes payments of principal and interest earnings over a period of time.

Under GAAP, premium collections for FIAs, fixed rate annuities, immediate annuities and PRT without life contingency, and deposits received for funding agreements are reported in the financial statements as deposit liabilities (i.e., contractholder funds) instead of as sales or revenues. Similarly, cash payments to customers are reported as decreases in the liability for contractholder funds and not as expenses. Sources of revenues for products accounted for as deposit liabilities are net investment income, surrender, cost of insurance and other charges deducted from contractholder funds, and net realized gains (losses) on investments. Components of expenses for products accounted for as deposit liabilities are interest-sensitive and index product benefits (primarily interest credited to account balances or the hedging cost of providing index credits to the policyholder), amortization of VOBA, DAC and DSI, other operating costs and expenses, and income taxes.
F&G hedges certain portions of its exposure to product related equity market risk by entering into derivative transactions. We purchase derivatives consisting predominantly of call options and, to a lesser degree, futures contracts (specifically for FIA contracts) on the equity indices underlying the applicable policy. These derivatives are used to offset the reserve impact of the index credits due to policyholders under the FIA and IUL contracts. The majority of all such call options are one-year options purchased to match the funding requirements underlying the FIA/IUL contracts. We attempt to manage the cost of these purchases through the terms of our FIA/IUL contracts, which permit us to change caps, spread, or participation rates on each policy's annual anniversary, subject to certain guaranteed minimums that must be maintained. The call options and futures contracts are marked to fair value with the change in fair value included as a component of net investment gains (losses). The change in fair value of the call options and futures contracts includes the gains and losses recognized at the expiration of the instruments’ terms or upon early termination and the changes in fair value of open positions.
Earnings from products accounted for as deposit liabilities are primarily generated from the excess of net investment income earned over the sum of interest credited to policyholders and the cost of hedging our risk on FIA/IUL policies. With respect to FIAs/IULs, the cost of hedging our risk includes the expenses incurred to fund the index credits. Proceeds received upon expiration or early termination of call options purchased to fund annual index credits are recorded as part of the change in fair value of derivatives, and are largely offset by an expense for index credits earned on annuity contractholder fund balances.
Our profitability depends in large part upon the amount of AUM (see “—Non-GAAP Financial Measures”), the excess of net investment income earned over the sum of interest credited to policyholders and the cost of hedging our risk on indexed product policies, earned on our average assets under management (“AAUM” — see “—Non-GAAP Financial Measures”), our ability to manage our operating expenses and the costs of acquiring new business (principally commissions to agents and bonuses credited to policyholders). As we grow AUM, earnings generally increase. AUM increases when cash inflows, which include sales, exceed cash outflows. Managing the excess of net investment income earned over the sum of interest credited to policyholders and the cost of hedging our risk on indexed product policies, involves the ability to maximize returns on our AUM and minimize risks such as interest rate changes and defaults or impairment of investments. It also includes our ability to manage interest rates credited to policyholders and costs of the options and futures purchased to fund the annual index credits on the FIA/IULs. We analyze returns on AAUM, pre- and post-VOBA, DAC and DSI as well as pre- and post-tax to measure our profitability in terms of growth and improved earnings.
In June 2021, we established a FABN Program, pursuant to which FGL Insurance may issue funding agreements to a special purpose statutory trust (the “Trust”) for spread lending purposes. The maximum aggregate principal amount permitted to be outstanding at any one time under the FABN Program is currently $5.0 billion. We also issue funding agreements through the FHLB.
In July 2021, we entered the PRT market, pursuant to which FGL Insurance and FGL NY Insurance may issue group annuity contracts to discharge pension plan liabilities from a pension plan sponsor. Life contingent PRT premiums are included in life insurance premiums and other fees below.
Non-GAAP Financial Measures
In addition to reporting financial results in accordance with GAAP, this document includes non-GAAP financial measures, which the Company believes are useful to help investors better understand its financial performance, competitive position and prospects for the future. Management believes these non-GAAP financial measures may be useful in certain instances to provide additional meaningful comparisons between current results and results in prior operating periods. Our non-GAAP measures may not be comparable to similarly titled measures of other organizations because other organizations may not calculate such non-GAAP measures in the same manner as we do. The presentation of this financial information is not intended to be considered in isolation of or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. By disclosing these non-GAAP financial measures, the Company believes it offers investors a greater understanding of, and an enhanced level of transparency into, the means by which the Company’s management operates the Company. Any non-GAAP measures should be considered in context with the GAAP financial presentation and should not be considered in isolation or as a substitute for GAAP net earnings, net earnings attributable to common shareholders, or any other measures derived in accordance with GAAP as measures of operating performance or liquidity. Reconciliations of these non-GAAP financial measures to the most directly comparable GAAP measures are provided within.
Adjusted Net Earnings
Adjusted net earnings is a non-GAAP economic measure we use to evaluate financial performance each period. Adjusted net earnings is calculated by adjusting net earnings (loss) from continuing operations to eliminate:
(i) Recognized (gains) and losses, net: the impact of net investment gains/losses, including changes in allowance for expected credit losses and other than temporary impairment (“OTTI”) losses, recognized in operations; and the effect of changes in fair value of the reinsurance related embedded derivative;
(ii) Indexed product related derivatives: the impacts related to changes in the fair value, including both realized and unrealized gains and losses, of index product related derivatives and embedded derivatives, net of hedging cost;
(iii) Purchase price amortization: the impacts related to the amortization of certain intangibles (internally developed software, trademarks and value of distribution asset (“VODA”)) recognized as a result of acquisition activities;
(iv) Transaction costs: the impacts related to acquisition, integration and merger related items;
(v) Other “non-recurring,” “infrequent” or “unusual items”: Management excludes certain items determined to be “non-recurring,” “infrequent” or “unusual” from adjusted net earnings when incurred if it is determined these expenses are not a reflection of the core business and when the nature of the item is such that it is not reasonably likely to recur within two years and/or there was not a similar item in the preceding two years.
(vi) Amortization of actuarial intangibles and SOP 03-1 reserve offset: The intangibles amortization and SOP 03-1 change offsets related to the above mentioned adjustments; and
(vii) Income taxes: the income tax impact related to the above mentioned adjustments is measured using an effective tax rate, as appropriate by tax jurisdiction.
While these adjustments are an integral part of the overall performance of F&G, market conditions and/or the non-operating nature of these items can overshadow the underlying performance of the core business. Accordingly, management considers this to be a useful measure internally and to investors and analysts in analyzing the trends of our operations. Adjusted net earnings should not be used as a substitute for net earnings (loss). However, we believe the adjustments made to net earnings (loss) in order to derive adjusted net earnings provide an understanding of our overall results of operations.
For example, we could have strong operating results in a given period, yet report net income that is materially less, if during such period the fair value of our derivative assets hedging the FIA and IUL index credit obligations decreased due to general equity market conditions but the embedded derivative liability related to the index credit obligation did not decrease in the same proportion as the derivative assets because of non-equity market factors such as interest rate and non-performance credit spread movements. Similarly, we could also have poor operating results in a given period yet show net earnings (loss) that is materially greater, if during such period the fair value of the derivative assets increased but the embedded derivative liability did not increase in the same proportion as the derivative assets. We hedge our index credits with a combination of static and dynamic strategies, which can result in earnings volatility, the effects of which are generally likely to reverse over time. Our management and board of directors review adjusted net earnings and net earnings (loss) as part of their examination of our overall financial results. However, these examples illustrate the significant impact derivative and embedded derivative movements can have on our net earnings (loss). Accordingly, our management performs a review and analysis of these items, as part of their review of our hedging results each period.
Amounts attributable to the fair value accounting for derivatives hedging the FIA and IUL index credits and the related embedded derivative liability fluctuate from period to period based upon changes in the fair values of call options purchased to fund the annual index credits, changes in the interest rates and non-performance credit spreads used to discount the embedded derivative liability, and the fair value assumptions reflected in the embedded derivative liability. The accounting standards for fair value measurement require the discount rates used in the calculation of the embedded derivative liability to be based on risk-free interest rates adjusted for our non-performance as of the reporting date. The impact of the change in fair values of FIA-related derivatives, embedded derivatives and hedging costs has been removed from net earnings (loss) in calculating adjusted net earnings.
Adjusted Return on Assets
Adjusted return on assets is calculated by dividing annualized adjusted net earnings by year-to-date AAUM. Return on assets is comprised of net investment income, less cost of funds, and less expenses (including operating expenses, interest expense and income taxes) consistent with our adjusted net earnings definition and related adjustments. Cost of funds includes liability costs related to cost of crediting on both deferred annuities and institutional products as well as other liability costs. Management considers this non-GAAP financial measure to be useful internally and to investors and analysts when assessing financial performance and profitability earned on AAUM.
Assets Under Management (“AUM”)
AUM is a non-GAAP measure that we use to assess the rate of return on assets available for reinvestment. AUM uses the following components:
(i)total invested assets at amortized cost, excluding derivatives, net of reinsurance qualifying for risk transfer in accordance with GAAP;
(ii)related party loans and investments;
(iii)accrued investment income;
(iv)the net payable/receivable for the purchase/sale of investments, and
(v)cash and cash equivalents excluding derivative collateral at the end of the period
Management considers this non-GAAP financial measure to be useful internally and to investors and analysts when assessing the rate of return on assets available for reinvestment.

Average Assets Under Management (“AAUM”)
AAUM is calculated as AUM at the beginning of the period and the end of each month in the period, divided by the total number of months in the period plus one. Management considers this non-GAAP financial measure to be useful internally and to investors and analysts when assessing rate of return on assets available for reinvestment.
Sales
Annuity, IUL, funding agreement and non-life contingent PRT sales are not derived from any specific GAAP income statement accounts or line items and should not be viewed as a substitute for any financial measure determined in accordance with GAAP. Sales from these products are recorded as deposit liabilities (i.e., contractholder funds) within our Consolidated Financial Statements in accordance with GAAP. Life contingent PRT sales are recorded as premiums in revenues within the consolidated financial statements. Management believes that presentation of sales, as measured for management purposes, enhances the understanding of our business and helps depict longer term trends that may not be apparent in the results of operations due to the timing of sales and revenue recognition.
Total Equity excluding AOCI
Total equity excluding AOCI is based on total equity excluding the effect of AOCI. Since AOCI fluctuates from quarter to quarter due to unrealized changes in the fair value of available for sale investments, management considers this non-GAAP financial measure to provide useful supplemental information internally and to investors and analysts assessing the level of earned equity on total equity.
Yield on AAUM
Yield on AAUM is calculated by dividing annualized net investment income by AAUM. Management considers this non-GAAP financial measure to be useful internally and to investors and analysts when assessing the level of return earned on AAUM.
Results of Operations
The results of operations for the years ended December 31, 2022 and December 31, 2021, the period from June 1, 2020 to December 31, 2020 (following the June 1, 2020 acquisition by FNF), and the Predecessor results for the period from January 1, 2020 to May 31, 2020 were as follows (in millions):

	Year ended		Period from June 1 to December 31,	Period from January 1 to May 31,
	December 31, 2022	December 31, 2021	2020	2020
				Predecessor
Revenues:
Life insurance premiums and other fees	$1,695	$1,395	$138	$90
Interest and investment income	1,655	1,852	743	403
Recognized gains and (losses), net	(1,010)	715	352	(338)
Total revenues	2,340	3,962	1,233	155
Benefits and expenses:
Benefits and other changes in policy reserves	1,125	2,138	866	298
Personnel costs	157	129	65	34
Other operating expenses	102	105	75	75
Depreciation and amortization	329	484	123	(51)
Interest expense	29	29	18	13
Total benefits and expenses	1,742	2,885	1,147	369

Pre-tax earnings (loss)	598	1,077	86	(214)
Income tax expense (benefit)	117	220	(75)	(14)
Net earnings (loss) from continuing operations	$481	$857	$161	$(200)
Earnings from discontinued operations, net of tax	—	8	(25)	(114)
Net earnings (loss)	$481	$865	$136	$(314)
Less: Preferred stock dividend	—	—	—	8
Net earnings (loss) attributable to common shareholders	$481	$865	$136	$(322)

The following table summarizes sales by product type of the Company, which are not affected by the acquisition, (in millions):

	Year ended
	December 31, 2022	December 31, 2021	December 31, 2020
Fixed indexed annuities ("FIA")	$4,550	$4,310	$3,459
Fixed rate annuities ("MYGA")	3,744	1,738	776
Total annuity	8,294	6,048	4,235
Indexed universal life ("IUL")	127	87	50
Funding agreements ("FABN/FHLB")	1,443	2,310	200
Pension risk transfer ("PRT")	1,390	1,147	—
Gross Sales	$11,254	$9,592	$4,485
Sales attributable to flow reinsurance to third parties	(2,248)	(869)	—
Net Sales	$9,006	$8,723	$4,485
•Total annuity sales increased during the years ended December 31, 2022 and December 31, 2021, reflecting F&G's productive and expanding retail distribution through independent agents, banks and broker dealers and pricing actions taken to align to the macro environment.
•Funding agreements during the year ended December 31, 2022 were lower compared to the year ended December 31, 2021, and reflect market opportunity in the current rate environment. We launched the FABN Program in 2021.
•PRT sales increased during the year ended December 31, 2022, compared to the year ended December 31, 2021, reflecting our first full year in the PRT market, and due to the nature of the transactions are also subject to fluctuation period to period.
Revenues
Life insurance premiums and other fees
Life insurance premiums and other fees primarily reflect premiums on life-contingent PRTs and traditional life insurance products, which are recognized as revenue when due from the policyholder, as well as policy rider fees primarily on FIA policies, the cost of insurance on IUL policies and surrender charges assessed against policy withdrawals in excess of the policyholder's allowable penalty-free amounts (up to 10% of the prior year's value, subject to certain limitations). The following table summarizes the Life insurance premiums and other fees, on the Consolidated Statements of Earnings for the respective periods (in millions):

	Year ended		Period from June 1 to December 31,	Period from January 1 to May 31,
	December 31, 2022	December 31, 2021	2020	2020
				Predecessor
Life-contingent pension risk transfer premiums	$1,362	$1,147	$—	$—
Traditional life insurance premiums	15	18	13	7
Life-contingent immediate annuity premiums	17	13	10	11
Surrender charges	58	33	13	10
Policyholder fees and other income	243	184	102	62
Life insurance premiums and other fees	$1,695	$1,395	$138	$90
•Life-contingent pension risk transfer premiums for the year ended December 31, 2022 increased compared to the year ended December 31, 2021, due to increased PRT premiums, reflecting our first full year in the PRT market. As noted above, PRT premiums are subject to fluctuation period to period.

•Surrender charges increased for the years ended December 31, 2022 and December 31, 2021, primarily reflecting an increase in market value adjustments (“MVA”) assessed on certain surrendered FIA policies. A market value adjustment (“MVA”) will apply in most states to any withdrawal that incurs a surrender charge, subject to certain exceptions. The MVA is based on a formula that takes into account changes in interest rates since contract issuance. Generally, if interest rates have risen, the MVA will decrease surrender value, whereas if rates have fallen, it will increase surrender value. In addition, surrender charges increases as a result of increased amounts assessed against policy withdrawals in excess of the policyholder's allowable penalty-free amounts primarily on our FIA policies.
•Policyholder fees and other income increased for the years ended December 31, 2022 and December 31, 2021, primarily due to increased GMWB rider fees, cost of insurance charges on IUL policies and IUL premium loads. GMWB rider fees are based on the policyholder's benefit base and are collected at the end of the policy year.
Interest and investment income
Below is a summary of interest and investment income (in millions):

	Year ended		Period from June 1 to December 31,	Period from January 1 to May 31,
	December 31, 2022	December 31, 2021	2020	2020
				Predecessor
Fixed maturity securities, available-for-sale	$1,431	$1,213	$643	$426
Equity securities	17	11	7	4
Preferred securities	49	47	35	16
Mortgage loans	186	131	50	36
Invested cash and short-term investments	33	7	—	4
Limited partnerships	110	589	75	(37)
Other investments	20	17	8	5
Gross investment income	1,846	2,015	818	454
Investment expense	(191)	(163)	(75)	(51)
Net investment income	$1,655	$1,852	$743	$403
Interest and investment income is shown net of amounts attributable to certain funds withheld reinsurance agreements which is passed along to the reinsurer in accordance with the terms of these agreements. Interest and investment income attributable to these agreements, and thus excluded from the totals in the table above, was $109 million, $53 million, $21 million and $15 million, for the years ended December 31, 2022 and December 31, 2021, the period from June 1, 2020 to December 31, 2020 and the period from January 1, 2020 to May 31, 2020, respectively.

Our AAUM and yield on AAUM are summarized as follows (annualized) (dollars in millions) (see “Non-GAAP Financial Measures”):

	Year ended		Period from June 1 to December 31,	Period from January 1 to May 31,
	December 31, 2022	December 31, 2021	2020	2020
				Predecessor
AAUM	$40,069	$31,938	$27,322	$26,824
Yield on AAUM	4.13%	5.80%	4.66%	3.60%

•The increases in AAUM for all periods reflect new business asset flows, offset by net reinsurance and other activity.
•Interest and investment income was lower for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily driven by $686 million of lower returns on alternative investments due to decreases in fair value of these investments (primarily limited partnerships), partially offset by $472 million from invested asset growth and $17 million of all other rate impacts.
•Interest and investment income was higher for the year ended December 31, 2021, primarily driven by invested asset growth and higher returns on alternative investments due to increases in fair value of these investments (primarily limited partnerships).
•Interest and investment income of $743 million for the seven months period from Jun 1, 2020 to December 31, 2020 was primarily driven by $643 million in fixed maturity securities, $75 million of interest and investment income related to our investments in limited partnerships, and $50 million in mortgage loans, partially offset by $75 million in investment expenses.
•Interest and investment income of $403 million for the 5 month period from January 1, 2020 to May 31, 2020 was primarily driven by $426 million in fixed maturity securities and $36 million in mortgage loans, partially offset by $51 million in investment expenses and $37 million of investment losses on limited partnership.
Recognized gains and losses, net
Below is a summary of the major components included in recognized gains and losses, net (in millions):

	Year ended		Period from June 1 to December 31,	Period from January 1 to May 31,
	December 31, 2022	December 31, 2021	2020	2020
				Predecessor
Net realized and unrealized (losses) gains on fixed maturity available-for-sale securities, equity securities and other invested assets	$(461)	$57	$179	$(121)
Change in allowance for expected credit losses	(34)	4	(19)	(23)
Net realized and unrealized (losses) gains on certain derivatives instruments	(857)	615	237	(212)
Change in fair value of reinsurance related embedded derivatives	352	34	(53)	19
Change in fair value of other derivatives and embedded derivatives	(10)	5	8	(1)
Recognized gains and (losses), net	$(1,010)	$715	$352	$(338)
Recognized gains and losses are shown net of amounts attributable to certain funds withheld reinsurance agreements which is passed along to the reinsurer in accordance with the terms of these agreements. Recognized gains and losses attributable to these agreements, and thus excluded from the totals in the table above, was $381 million, $15 million, $(58) million and $21 million for the year ended December 31, 2022, the year ended December 31, 2021, the period from June 1 to December 31, 2020 and the period from January 1 to May 31, 2020, respectively.
•For the year ended December 31, 2022, recognized gains and (losses), net include $241 million of realized losses on fixed maturity available-for-sale securities and $207 million of unrealized losses on equity securities (as a result of mark-to-market losses).
•For the year ended December 31, 2021, recognized gains and (losses), net include $102 million of realized gains on fixed maturity available-for-sale securities and $51 million unrealized losses on equity securities (as a result of mark-to-market losses).
•For the period from June 1, 2020 to December 31, 2020, recognized gains and (losses), net include $95 million of realized gains on fixed maturity available-for-sale securities and $84 million of unrealized gains on equity securities (as a result of mark-to-market gains). For the predecessor period from January 1, 2020 to May 31, 2020, recognized gains and (losses), net include $49 million of realized losses on fixed maturity available-for-sale securities and $70 million of unrealized losses on equity securities (as a result of mark-to-market losses).
•For all periods, the change in allowance for expected credit losses primarily relates to available for sale securities.
•For all periods, net realized and unrealized gains (losses) on certain derivative instruments primarily relate to the net realized and unrealized gains (losses) on options and futures used to hedge FIA and IUL products, including gains on option and futures expiration. See the table below for primary drivers of gains (losses) on certain derivatives.
•The fair value of reinsurance related embedded derivative is based on the change in fair value of the underlying assets held in the funds withheld (“FWH”) portfolio.
We utilize a combination of static (call options) and dynamic (long futures contracts) instruments in our hedging strategy. A substantial portion of the call options and futures contracts are based upon the S&P 500 Index with the remainder based upon other equity, bond and gold market indices.
The components of the realized and unrealized gains (losses) on certain derivative instruments hedging our indexed annuity and universal life products are summarized in the table below (dollars in millions):

	Year ended		Period from June 1 to December 31,	Period from January 1 to May 31,
	December 31, 2022	December 31, 2021	2020	2020
				Predecessor
Call options:
Realized (losses) gains	$(170)	$437	$62	$7
Change in unrealized (losses) gains	(692)	160	167	(228)
Futures contracts:
(Losses) gains on futures contracts expiration	(6)	9	21	3
Change in unrealized gains (losses)	(1)	(1)	(6)	5
Foreign currency forward:
Gains on foreign currency forward	11	10	(7)	1
Total net change in fair value	$(858)	$615	$237	$(212)

Year-to-Date Point-to-Point Change in S&P 500 Index during the periods	(19)%	27%	23%	(6)%
•Realized gains and losses on certain derivative instruments are directly correlated to the performance of the indices upon which the call options and futures contracts are based and the value of the derivatives at the time of expiration compared to the value at the time of purchase. Gains (losses) on option expiration reflect the movement during each period on options settled during the respective period.
•The change in unrealized gains (losses) due to fair value of call options is primarily driven by the underlying performance of the S&P 500 Index during each respective period relative to the S&P 500 Index on the policyholder buy dates.
•The net change in fair value of the call options and futures contracts was primarily driven by movements in the S&P 500 Index relative to the policyholder buy dates.

The average index credits to policyholders are as follows:

	Year ended		Period from June 1 to December 31,	Period from January 1 to May 31,
	December 31, 2022	December 31, 2021	2020	2020
				Predecessor
Average Crediting Rate	1%	5%	3%	2%
S&P 500 Index:
Point-to-point strategy	1%	4%	5%	2%
Monthly average strategy	2%	3%	2%	3%
Monthly point-to-point strategy	—%	7%	—%	1%
3 year high water mark	13%	16%	19%	14%
•Actual amounts credited to contractholder fund balances may differ from the index appreciation due to contractual features in the FIA contracts and certain IUL contracts (caps, spreads and participation rates), which allow us to manage the cost of the options purchased to fund the annual index credits.
•The credits for the periods presented were based on comparing the S&P 500 Index on each issue date in the period to the same issue date in the respective prior year periods.
Benefits and expenses
Benefits and other changes in policy reserves
Below is a summary of the major components included in Benefits and other changes in policy reserves (in millions):

	Year ended		Period from June 1 to December 31,	Period from January 1 to May 31,
	December 31, 2022	December 31, 2021	2020	2020
				Predecessor
PRT agreements	$1,365	$1,149	$—	$—
FIA/IUL market related liability movements	(1,010)	(378)	317	(15)
Index credits, interest credited & bonuses	610	1,024	319	210
Annuity payments and other	160	343	230	103
Total benefits and other changes in policy reserves	$1,125	$2,138	$866	$298
•PRT agreements for the years ended December 31, 2022 and December 31, 2021 reflect our entrance into the PRT market in the second half of 2021. PRT agreements are subject to fluctuation period to period.
•The FIA/IUL market related liability movements for all periods are mainly driven by changes in the equity markets, non-performance spreads, and risk-free rates during the respective periods. Additionally, 2021 includes the system implementation and assumption review process impacts discussed below. The change in risk free rates and non-performance spreads (decreased)/ increased the FIA market related liability by $(656) million, $(74) million, $268 million and $141 million during the years ended December 31, 2022 and December 31, 2021, the period from June 1, 2020 to December 31, 2020 and the Predecessor period from January 1, 2020 to May 31, 2020, respectively. The remaining change in market value of the market related liability movements was driven by equity market impacts. See “Recognized gains and (losses)” above for summary and discussion of net unrealized gains (losses) on certain derivative instruments.

•Annually, typically in the third quarter, we review assumptions associated with reserves for policy benefits and product guarantees. During the fourth quarter of 2022, based on increases in interest rates and pricing changes during 2022, we updated certain FIA assumptions used to calculate the fair value of the embedded derivative component within contractholder funds and certain assumptions used to calculate SOP 03-1 liabilities and intangible balances. These changes, taken together, resulted in an increase in contractholder funds and future policy benefits of $97 million.

During the third quarter of 2021, we implemented a new actuarial valuation system, and as a result, our third quarter 2021 assumption updates include model refinements and assumption updates resulting from the implementation. The system implementation and assumption review process included refinements in the calculation of the fair value of the embedded derivative component of our fixed indexed annuities. These changes, taken together, resulted in a decrease in contractholder funds and future policy reserves of $397 million.

•Index credits, interest credited & bonuses for the year ended December 31, 2022 were lower compared to the year ended December 31, 2021 and primarily reflected lower index credits on FIA policies as a result of market movement during the respective periods. Index credits, interest credited & bonuses for the year ended December 31, 2021 were higher compared with the combined periods from June 1, 2020 to December 31, 2020 and the Predecessor period from January 1, 2020 to May 31, 2020, and primarily reflected higher index credits on FIA policies as a result of market movement during the respective periods. Refer to average policyholder index discussion above for details on drivers.

Amortization of intangibles
Below is a summary of the major components included in depreciation and amortization (in millions):

	Year ended		Period from June 1 to December 31,	Period from January 1 to May 31,
	December 31, 2022	December 31, 2021	2020	2020
				Predecessor
Amortization of DAC, VOBA and DSI	$353	$517	$131	$(46)
Interest	(57)	(44)	(22)	(17)
Unlocking	4	(12)	2	11
Amortization of other intangible assets and other depreciation	29	23	16	1
Total depreciation and amortization	$329	$484	$123	$(51)
•Amortization of VOBA, DAC and DSI is based on current and future expected gross margins (pre-tax operating income before amortization) and includes the impacts of the assumption changes and system implementation discussed below. The amortization for each period presented is the result of AGPs in the respective periods.
•Annually, typically in the third quarter, we review assumptions associated with the amortization of intangibles. During the fourth quarter of 2022, based on increases in interest rates and pricing changes during 2022, we updated certain FIA assumptions used to calculate the fair value of the embedded derivative component within contractholder funds and certain assumptions used to calculate SOP 03-1 liabilities and intangible balances. These changes, taken together, resulted in an increase to intangible assets of $47 million.

During the third quarter of 2021, we implemented a new actuarial valuation system and as a result, our third quarter 2021 assumption updates include model refinements and assumption updates resulting from the implementation. The changes, taken together, increased amortization of intangibles by $136 million

Other items affecting net earnings
Income tax expense (benefit)
Below is a summary of the major components included in income tax expense (benefit) (dollars in millions):

	Year ended		Period from June 1 to December 31,	Period from January 1 to May 31,
	December 31, 2022	December 31, 2021	2020	2020
				Predecessor
Earnings from continuing operations before taxes	$598	$1,077	$86	$(214)

Income tax expense (benefit) before valuation allowance	90	234	(21)	(41)
Change in valuation allowance	27	(14)	(54)	27
Federal income tax expense (benefit)	$117	$220	$(75)	$(14)
Effective rate	20%	20%	(87)%	7%
•The income tax expense for the year ended December 31, 2022 was $117 million compared to income tax expense of $220 million for the year ended December 31, 2021. The effective tax rate was 20% for both years, which differs from the statutory rate of 21% primarily due to favorable permanent tax adjustments.
•Income tax benefit for the period from June 1, 2020 to December 31, 2020 was $75 million. The income tax benefit was primarily driven by the change in tax status benefit recorded at December 31, 2020 and valuation allowance releases on the current period activity in Front Street Re Cayman Ltd. (“FSRC”) included in continuing operations and the US non-life companies.
•Income tax benefit for the Predecessor period from January 1, 2020 to May 31, 2020 was $14 million. The income tax benefit was impacted by the valuation allowance recorded on the ordinary deferred tax assets in FSRC included in continuing operations, as well as the impact of low taxed international losses.
•See Note N Income Taxes to the Consolidated Financial Statements for further information.

Adjusted Net Earnings (See “Non-GAAP Financial Measures”)
The table below shows the adjustments made to reconcile Net earnings from continuing operations to Adjusted net earnings (in millions):

	Year ended		Period from June 1 to December 31,	Period from January 1 to May 31,
	December 31, 2022	December 31, 2021	2020	2020
				Predecessor
Net earnings from continuing operations	$481	$857	$161	$(200)
Less preferred stock dividend	—	—	—	(8)
Net earnings (loss) from continuing operations attributable to common shareholders	481	857	161	(208)
Non-GAAP adjustments:
Recognized (gains) and losses, net
Net realized and unrealized (gains) losses on fixed maturity available-for-sale securities, equity securities and other invested assets	446	(56)	(176)	121
Change in allowance for expected credit losses	24	(5)	40	23
Change in fair value of reinsurance related embedded derivatives	(352)	(34)	53	(19)
Change in fair value of other derivatives and embedded derivatives	(1)	(14)	—	1
Recognized (gains) losses, net	117	(109)	(83)	126
Indexed product related derivatives	(354)	(146)	123	195
Purchase price amortization	21	26	16	—
Transaction costs and other non-recurring items (a)	10	(279)	21	37
Amortization of actuarial intangibles and SOP-03-1 reserve offset on non-GAAP adjustments	6	123	24	(97)
Income taxes on non-GAAP adjustments	64	79	(29)	(39)
Adjusted net earnings	$345	$551	$233	$14

(a)     For the twelve months ended December 31, 2021, reflects a one-time favorable adjustment to benefits and other changes in policy reserves and depreciation and amortization resulting from an actuarial system conversion which reflects modeling enhancement and other refinements of $284.
The commentary below is intended to provide additional information on the significant income and expense items that help explain the trends in our ANE for each time period, as we believe these items provide further clarity to the financial performance of the business. Those significant income and expense items are reported after actuarial intangibles and SOP 03-1 reserve offsets and taxes.

•Adjusted net earnings of $345 million for the year ended December 31, 2022 includes alternative investments net investment income of $100 million. Alternative investments net investment income based on management’s long-term expected return of approximately 10% was $265 million. Actual net investment income was lower due to decreases in fair value of these investments. Other significant income and expense items included in adjusted net earnings were $49 million income from actuarial assumption and reserve updates, $21 million income of CLO redemption gains and other income, $20 million of net income tax benefits, and $5 million of other expense.

•Adjusted net earnings of $551 million for the twelve months ended December 31, 2021 includes alternative investments net investment income of $359 million. Alternative investments net investment income based on management’s long-term expected return of approximately 10% was $169 million. Actual net investment income was higher due to increases in fair value of these investments. Other significant income and expense items included $46 million of CLO redemption gains and other income, $10 million income from net favorable mortality experience and other reserve changes, and $8 million income from actuarial intangibles unlocking.

•Adjusted net earnings of $233 million for the period from June 1, 2020 to December 31, 2020 includes $14 million income from net favorable mortality experience and other reserve changes and $70 million income of other net favorable items, primarily related to a favorable income tax benefit. Actual alternative investment income was materially consistent with management’s long-term expectation.
•Adjusted net earnings of $14 million for the Predecessor period from January 1, 2020 to May 31, 2020 includes alternative investments net investment loss of $23 million. Alternative investments net investment income based on management’s long-term expected return of approximately 11% was $27 million. Actual net investment income was lower due to decreases in the fair value of these investments. Other significant income and expense items included $16 million primarily from tax valuation allowance expense.
•.
Investment Portfolio
The types of assets in which we may invest are influenced by various state laws, which prescribe qualified investment assets applicable to insurance companies. Within the parameters of these laws, we invest in assets giving consideration to four primary investment objectives: (i) maintain robust absolute returns; (ii) provide reliable yield and investment income; (iii) preserve capital; and (iv) provide liquidity to meet policyholder and other corporate obligations.
Our investment portfolio is designed to contribute stable earnings, excluding short-term mark-to-market effects, and balance risk across diverse asset classes and is primarily invested in high quality fixed income securities.

As of December 31, 2022 and December 31, 2021, the fair value of our investment portfolio was approximately $41 billion and $39 billion, respectively, and was divided among the following asset classes and sectors (dollars in millions):

	December 31, 2022		December 31, 2021
	Fair Value	Percent	Fair Value	Percent

Fixed maturity securities, available for sale:
United States Government full faith and credit	$32	—%	$50	—%
United States Government sponsored entities	42	—%	74	—%
United States municipalities, states and territories	1,410	3%	1,441	4%
Foreign Governments	148	—%	205	1%
Corporate securities:
Finance, insurance and real estate	5,085	12%	5,109	13%
Manufacturing, construction and mining	737	2%	932	2%
Utilities, energy and related sectors	2,275	6%	2,987	8%
Wholesale/retail trade	2,008	5%	2,627	7%
Services, media and other	2,794	7%	3,349	8%
Hybrid securities	705	2%	881	2%
Non-agency residential mortgage-backed securities	1,479	4%	648	2%
Commercial mortgage-backed securities	3,036	7%	2,964	7%
Asset-backed securities	7,245	18%	4,550	12%
Collateral loan obligations (“CLO”)	4,222	10%	4,145	11%
Total fixed maturity available for sale securities	$31,218	76%	$29,962	77%
Equity securities (a)	823	2%	1,171	3%
Limited partnerships:
Private equity	1,129	3%	1,181	3%
Real assets	431	1%	340	1%
Credit	867	2%	829	2%
Limited partnerships	$2,427	6%	$2,350	6%
Commercial mortgage loans	2,083	5%	2,265	6%
Residential mortgage loans	1,892	5%	1,549	4%
Other (primarily derivatives and company owned life insurance)	809	2%	1,305	3%
Short term investments	1,556	4%	373	1%
Total investments	$40,808	100%	$38,975	100%

(a)Includes investment grade non-redeemable preferred stocks ($672 million and $928 million at December 31, 2022 and December 31, 2021, respectively).
Insurance statutes regulate the type of investments that our life insurance subsidiaries are permitted to make and limit the amount of funds that may be used for any one type of investment. In light of these statutes and regulations, and our business and investment strategy, we generally seek to invest in (i) corporate securities rated investment grade by established nationally recognized statistical rating organizations (each, an “NRSRO”), (ii) U.S. Government and government-sponsored agency securities, or (iii) securities of comparable investment quality, if not rated.

As of December 31, 2022 and December 31, 2021, our fixed maturity available-for-sale ("AFS") securities portfolio was approximately $31 billion and $30 billion, respectively. The following table summarizes the credit quality, by NRSRO rating, of our fixed income portfolio (dollars in millions):

	December 31, 2022		December 31, 2021
Rating	Fair Value	Percent	Fair Value	Percent
AAA	$1,358	4%	$660	2%
AA	2,297	7%	2,181	7%
A	8,076	26%	7,667	26%
BBB	8,158	26%	10,462	35%
Not rated (a)	9,529	31%	6,642	22%
Total investment grade	29,418	94%	27,612	92%
BB	986	3%	1,372	5%
B and below (b)	236	1%	432	1%
Not rated (a)	578	2%	546	2%
Total below investment grade	1,800	6%	2,350	8%
Total	$31,218	100%	$29,962	100%

(a)Securities denoted as not-rated by an NRSRO were classified as investment or non-investment grade according to the securities' respective NAIC designation
(b)Includes $46 million and $68 million at December 31, 2022 and December 31, 2021, respectively, of non-agency RMBS (as defined below) that carry a NAIC 1 designation.

The NAIC’s Securities Valuation Office (“SVO”) is responsible for the day-to-day credit quality assessment and valuation of securities owned by state regulated insurance companies. Insurance companies report ownership of securities to the SVO when such securities are eligible for regulatory filings. The SVO conducts credit analysis on these securities for the purpose of assigning an NAIC designation or unit price. Typically, if a security has been rated by an NRSRO, the SVO utilizes that rating and assigns an NAIC designation based upon the following system:

NAIC Designation	NRSRO Equivalent Rating
1	AAA/AA/A
2	BBB
3	BB
4	B
5	CCC and lower
6	In or near default
The NAIC uses designation methodologies for non-agency RMBS, including RMBS backed by subprime mortgage loans and for CMBS. The NAIC’s objective with the designation methodologies for these structured securities is to increase accuracy in assessing expected losses and to use the improved assessment to determine a more appropriate capital requirement for such structured securities. The NAIC assigns a NAIC designation based on the loss expectation for each security. Several of our RMBS securities carry a NAIC 1 designation while the NRSRO rating indicates below investment grade. The revised methodologies reduce regulatory reliance on rating agencies and allow for greater regulatory input into the assumptions used to estimate expected losses from such structured securities. In the tables below, we present the rating of structured securities based on ratings from the NAIC rating methodologies described above (which in some cases do not correspond to rating agency designations). All NAIC designations (e.g., NAIC 1-6) are based on the NAIC methodologies.

The tables below present our fixed maturity securities by NAIC designation as of December 31, 2022 and December 31, 2021 (dollars in millions):

	December 31, 2022
NAIC Designation	Amortized Cost	Fair Value	Percent of Total Fair Value
1	$21,917	$19,234	62%
2	11,889	10,250	33%
3	1,571	1,419	4%
4	240	220	1%
5	54	39	—%
6	52	56	—%
Total	$35,723	$31,218	100%

	December 31, 2021
NAIC Designation	Amortized Cost	Fair Value	Percent of Total Fair Value
1	$15,636	$15,848	54%
2	10,779	11,441	38%
3	1,603	1,850	6%
4	567	669	2%
5	80	93	—%
6	59	61	—%
Total	$28,724	$29,962	100%

Investment Industry Concentration
The tables below present the top ten industry categories of our fixed maturity and equity securities and FHLB common stock, including the fair value and percent of total fixed maturity and equity securities and FHLB common stock fair value as of December 31, 2022 and December 31, 2021 (dollars in millions):

	December 31, 2022
Top 10 Industry Concentration	Fair Value	Percent of Total Fair Value
ABS Other	$7,245	23%
CLO securities	4,222	13%
Whole loan collateralized mortgage obligation (“CMO”)	3,655	12%
Banking	2,855	9%
Municipal	1,410	4%
Electric	1,379	4%
Life insurance	1,376	4%
Technology	855	3%
Healthcare	659	2%
Commercial MBS	571	2%
Total	$24,227	76%

	December 31, 2021
Top 10 Industry Concentration	Fair Value	Percent of Total Fair Value
ABS Other	$4,550	15%
CLO securities	4,145	13%
Banking	2,919	9%
Whole loan collateralized mortgage obligation (“CMO”)	2,622	8%
Life insurance	1,795	6%
Electric	1,701	6%
Municipal	1,441	5%
Healthcare	947	3%
Technology	932	3%
Other Financial Institutions	760	2%
Total	$21,812	70%
The amortized cost and fair value of fixed maturity AFS securities by contractual maturities as of December 31, 2022 and December 31, 2021 (dollars in millions), are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	December 31, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Corporate, Non-structured Hybrids, Municipal and U.S. Government securities:
Due in one year or less	$124	$123	$105	$106
Due after one year through five years	2,193	2,059	1,724	1,754
Due after five years through ten years	1,840	1,633	2,141	2,201
Due after ten years	14,417	11,379	12,842	13,515
Subtotal	$18,574	$15,194	$16,812	$17,576
Other securities, which provide for periodic payments
Asset-backed securities	$12,209	$11,467	$8,516	$8,695
Commercial mortgage-backed securities	3,309	3,036	2,669	2,964
Structured hybrids	—	—	5	5
Residential mortgage-backed securities	1,631	1,521	722	722
Subtotal	$17,149	$16,024	$11,912	$12,386
Total fixed maturity available-for-sale securities	$35,723	$31,218	$28,724	$29,962
Non-Agency RMBS Exposure
Our investment in non-agency RMBS securities is predicated on the conservative and adequate cushion between purchase price and NAIC 1 rating, general lack of sensitivity to interest rates, positive convexity to prepayment rates and correlation between the price of the securities and the unfolding recovery of the housing market.
The fair value of our investments in subprime and Alt-A RMBS securities was $40 million and $54 million as of December 31, 2022, respectively, and $52 million and $75 million as of December 31, 2021, respectively. As of December 31, 2022 and December 31, 2021, approximately 91% and 94%, respectively, of the subprime and Alt-A RMBS exposures were rated NAIC 2 or higher.

ABS and CLO Exposures
Our ABS exposures are largely diversified by underlying collateral and issuer type. Our CLO exposures are generally senior tranches of CLOs which have leveraged loans as their underlying collateral.
As of December 31, 2022, the CLO and ABS positions were trading at a net unrealized loss position of $236 million and $499 million, respectively. As of December 31, 2021, the CLO and ABS positions were trading at a net unrealized gain position of $145 million and $37 million, respectively.

Municipal Bond Exposure
Our municipal bond exposure is a combination of general obligation bonds (fair value of $188 million and $258 million and an amortized cost of $231 million and $247 million as of December 31, 2022 and December 31, 2021, respectively) and special revenue bonds (fair value of $1,017 million and $1,183 and an amortized cost of $1,248 million and $1,138 as of December 31, 2022 and December 31, 2021, respectively).
Across all municipal bonds, the largest issuer represented 6% and 7% of the category as of December 31, 2022 and December 31, 2021, respectively, less than 1% of the entire portfolio and is rated NAIC 1. Our focus within municipal bonds is on NAIC 1 rated instruments, and 96% of our municipal bond exposure is rated NAIC 1 as of December 31, 2022.
Mortgage Loans
Commercial Mortgage Loans
We diversify our commercial mortgage loans ("CMLs") portfolio by geographic region and property type to attempt to reduce concentration risk. We continuously evaluate CMLs based on relevant current information to ensure properties are performing at a level to secure the related debt. LTV and DSC ratios are utilized to assess the risk and quality of CMLs. As of December 31, 2022 and December 31, 2021, our mortgage loans on real estate portfolio had a weighted average DSC ratio of 2.3 times and 2.4 times, respectively, and a weighted average LTV ratio of 57% and 56%, respectively.
We consider a CML delinquent when a loan payment is greater than 30 days past due. For mortgage loans that are determined to require foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell at the point of foreclosure. At December 31, 2022 we had one CML that was delinquent in principal or interest payments and none in the process of foreclosure. At December 31, 2021 we had no CMLs that were delinquent in principal or interest payments or in process of foreclosure. See Note C Investments to the Consolidated Financial Statements included in this report for additional information on our CMLs, including our distribution by property type, geographic region, LTV and DSC ratios.
Residential Mortgage Loans
Our residential mortgage loans are closed end, amortizing loans and 100% of the properties are in the United States. We diversify our RML portfolio by state to attempt to reduce concentration risk. RMLs have a primary credit quality indicator of either a performing or nonperforming loan. We define nonperforming RMLs as those that are 90 or more days past due and/or in nonaccrual status.
Loans are placed on nonaccrual status when they are over 90 days delinquent. If a loan becomes over 90 days delinquent, it is our general policy to initiate foreclosure proceedings unless a workout arrangement to bring the loan current can be put in place. See Note C Investments to the Consolidated Financial Statements included in this Annual Report for additional information on our RMLs.

Unrealized Losses
The amortized cost and fair value of the fixed maturity securities and the equity securities that were in an unrealized loss position as of December 31, 2022 and December 31, 2021, were as follows (in millions):

	December 31, 2022
	Number of Securities	Amortized Cost	Allowance for Expected Credit Losses	Unrealized Losses	Fair Value
Fixed maturity securities, available for sale:
United States Government full faith and credit	6	$34	$—	$(2)	$32
United States Government sponsored agencies	58	39	—	(4)	35
United States municipalities, states and territories	167	1,590	—	(289)	1,301
Foreign Governments	44	169	—	(37)	132
Corporate securities:
Finance, insurance and real estate	526	5,586	(15)	(876)	4,695
Manufacturing, construction and mining	120	850	—	(160)	690
Utilities, energy and related sectors	333	2,825	—	(644)	2,181
Wholesale/retail trade	316	2,418	—	(532)	1,886
Services, media and other	360	3,354	—	(783)	2,571
Hybrid securities	43	706	—	(84)	622
Non-agency residential mortgage-backed securities	241	1,353	(5)	(105)	1,243
Commercial mortgage-backed securities	365	2,850	—	(284)	2,566
Asset-backed securities	1,147	11,511	(1)	(770)	10,740
Total fixed maturity available for sale securities	3,726	33,285	(21)	(4,570)	28,694
Equity securities	59	879	—	(174)	705
Total investments	3,785	$34,164	$(21)	$(4,744)	$29,399

	December 31, 2021
	Number of Securities	Amortized Cost	Allowance for Expected Credit Losses	Unrealized Losses	Fair Value
Fixed maturity securities, available for sale:
United States Government full faith and credit	9	$36	$—	$—	$36
United States Government sponsored agencies	41	42	—	(1)	41
United States municipalities, states and territories	50	503	—	(11)	492
Foreign Governments	28	27	—	—	27
Corporate securities:
Finance, insurance and real estate	366	1,365	—	(31)	1,334
Manufacturing, construction and mining	97	281	—	(3)	278
Utilities, energy and related sectors	280	1,243	—	(46)	1,197
Wholesale/retail trade	313	1,188	—	(33)	1,155
Services, media and other	339	1,486	—	(39)	1,447
Hybrid securities	3	3	—	—	3
Non-agency residential mortgage-backed securities	46	316	(2)	(3)	311
Commercial mortgage-backed securities	89	616	(1)	(11)	604
Asset-backed securities	375	4,603	(2)	(38)	4,563
Total fixed maturity available for sale securities	2,036	11,709	(5)	(216)	11,488
Equity securities	20	259	—	(33)	226
Total investments	2,056	$11,968	$(5)	$(249)	$11,714

The gross unrealized loss position on the fixed maturity available-for-sale fixed and equity portfolio was $4,744 million and $249 million as of December 31, 2022 and December 31, 2021, respectively. Most components of the portfolio exhibited price depreciation caused by higher treasury rates and wider spreads. The total amortized cost of all securities in an unrealized loss position was $34,164 million and $11,968 million as of December 31, 2022 and December 31, 2021, respectively. The average market value/book value of the investment category with the largest unrealized loss position was 84% for finance, insurance and real estate as of December 31, 2022. In the aggregate, finance, insurance and real estate represented 18% of the total unrealized loss position as of December 31, 2022. The average market value/book value of the investment category with the largest unrealized loss position was 96% for utilities, energy and related sectors as of December 31, 2021. In aggregate, utilities, energy and related sectors represented 18% of the total unrealized loss position as of December 31, 2021.
The amortized cost and fair value of fixed maturity available for sale securities under watch list analysis and the number of months in a loss position with investment grade securities (NRSRO rating of BBB/Baa or higher) as of December 31, 2022 and December 31, 2021, were as follows (dollars in millions):

	December 31, 2022
	Number of Securities	Amortized Cost	Fair Value	Allowance for Credit Loss	Gross Unrealized Losses
Investment grade:
Less than six months	6	$5	$3	$—	$(2)
Six months or more and less than twelve months	49	299	200	—	(99)
Twelve months or greater	76	969	634	—	(335)
Total investment grade	131	1,273	837	—	(436)

Below investment grade:
Less than six months	1	32	13	15	(4)
Six months or more and less than twelve months	12	124	94	—	(30)
Twelve months or greater	2	6	4	—	(2)
Total below investment grade	15	162	111	15	(36)
Total	146	$1,435	$948	$15	$(472)

	December 31, 2021
	Number of Securities	Amortized Cost	Fair Value	Allowance for Credit Loss	Gross Unrealized Losses
Investment grade:
Less than six months	4	$82	$79	$—	$(3)
Six months or more and less than twelve months	2	34	32	—	(2)
Twelve months or greater	—	—	—	—	—
Total investment grade	6	116	111	—	(5)

Below investment grade:
Less than six months	—	—	—	—	—
Six months or more and less than twelve months	—	—	—	—	—
Twelve months or greater	2	16	14	—	(2)
Total below investment grade	2	16	14	—	(2)
Total	8	$132	$125	$—	$(7)

Expected Credit Losses and Watch List
We prepare a watch list to identify securities to evaluate for expected credit losses. Factors used in preparing the watch list include fair values relative to amortized cost, ratings and negative ratings actions and other factors. Detailed analysis is performed for each security on the watch list to further assess the presence of credit impairment loss indicators and, where present, calculate an allowance for expected credit loss or direct write-down of a security’s amortized cost.
At December 31, 2022, our watch list included 146 securities in an unrealized loss position with an amortized cost of $1,435 million, allowance for expected credit losses of $15 million, unrealized losses of $472 million and a fair value of $948 million.
At December 31, 2021, our watch list included seven securities in an unrealized loss position with an amortized cost of $132 million, allowance for expected credit losses of $0 million, unrealized losses of $7 million and a fair value of $125 million.
The watch list excludes structured securities as we have separate processes to evaluate the credit quality on the structured securities.
There were 64 and 36 structured securities with a fair value of $162 million and $45 million to which we had potential credit exposure as of December 31, 2022 and December 31, 2021, respectively. Our analysis of these structured securities, which included cash flow testing, resulted in allowances for expected credit losses of $16 million and $8 million as of December 31, 2022 and December 31, 2021, respectively.
Exposure to Sovereign Debt and Certain Other Exposures
Our investment portfolio had an immaterial amount of direct exposure to European sovereign debt as of December 31, 2022 and December 31, 2021, respectively. We have no exposure to investments in Russia or Ukraine and de minimis investments in peripheral countries in the region.
Interest and Investment Income
For discussion regarding our net investment income and net investment gains (losses) refer to Note C Investments to the Consolidated Financial Statements included in this Annual Report.
AFS Securities
For additional information regarding our AFS securities, including the amortized cost, gross unrealized gains (losses), and fair value as well as the amortized cost and fair value of fixed maturity AFS securities by contractual maturities, as of December 31, 2022 and December 31, 2021, refer to Note C Investments to the Consolidated Financial Statements included in this Annual Report.
Concentrations of Financial Instruments
For certain information regarding our concentrations of financial instruments, refer to Note C Investments to the Consolidated Financial Statements included in this Annual Report.
Derivatives
We are exposed to credit loss in the event of nonperformance by our counterparties on call options. We attempt to reduce this credit risk by purchasing such options from large, well-established financial institutions.
We also hold cash and cash equivalents received from counterparties for call option collateral, as well as U.S. Government securities pledged as call option collateral, if our counterparty’s net exposures exceed pre-determined thresholds.
We are required to pay counterparties the effective federal funds rate each day for cash collateral posted to F&G for daily mark-to-market margin changes. We reduce the negative interest cost associated with cash collateral posted from counterparties under various ISDA agreements by reinvesting derivative cash collateral. This program permits collateral cash received to be invested in short term Treasury securities, bank deposits and commercial paper rated A1/P1, which are included in Cash and cash equivalents in the accompanying Consolidated Balance Sheets.

See Note D Derivatives to the Consolidated Financial Statements included in this Annual Report for additional information regarding our derivatives and our exposure to credit loss on call options.
Liquidity and Capital Resources
Liquidity refers to the ability of an enterprise to generate adequate amounts of cash from its normal operations to meet cash requirements with a prudent margin of safety. Our principal sources of cash flow from operating activities are annuity considerations, insurance premiums, and fees and investment income. We also generate cash inflows from investing activities resulting from maturities and sales of invested assets and from financing activities including inflows on our investment-type products and proceeds from borrowing activities. Our operating activities provided cash of $3,171 million and $1,871 million for the years ended December 31, 2022 and December 31, 2021, respectively. When considering our liquidity and cash flow, it is important to distinguish between the needs of our insurance subsidiaries and the needs of the holding company, F&G Annuities & Life, Inc. As a holding company with no operations of its own, F&G Annuities & Life, Inc. derives its cash primarily from its insurance subsidiaries and CF Bermuda Holdings Ltd. (“CF Bermuda”), a Bermuda exempted limited liability company and a wholly owned direct subsidiary of the Company, a downstream holding company that provides additional sources of liquidity. Dividends from our insurance subsidiaries flow through CF Bermuda to F&G Annuities & Life, Inc.. F&G Cayman Re, a licensed class D insurer in the Cayman Islands and a wholly owned direct subsidiary of the Company, could also provide dividends directly to F&G Annuities & Life, Inc.
The sources of liquidity of the holding company are principally comprised of dividends from subsidiaries, lines of credit (at the F&G Annuities & Life, Inc. level), existing surplus notes, investment income on holding company assets and the ability to raise long-term public financing under an SEC-filed registration statement or private placement offering. These sources of liquidity and cash flow support the general corporate needs of the holding company, interest and debt service, funding acquisitions and investment in core businesses.
Our cash flows associated with collateral received from and posted with counterparties change as the market value of the underlying derivative contract changes. As the value of a derivative asset declines (or increases), the collateral required to be posted by our counterparties would also decline (or increase). Likewise, when the value of a derivative liability declines (or increases), the collateral we are required to post to our counterparties would also decline (or increase).
Cash Requirements. Our current cash requirements include personnel costs, operating expenses, benefit payments, funding agreement payments, taxes, payments of interest and principal on our debt, capital expenditures, business acquisitions, stock repurchases and dividends on our common stock.
As of December 31, 2022 and December 31, 2021, we had cash and cash equivalents of $960 million and $1,533 million, respectively, short term investments of $1,556 million and $373 million, respectively, and as of December 31, 2022 available capacity under our revolving credit facility with FNF of $200 million (the “FNF Credit Facility”). No amounts were outstanding under this revolving note agreement as of December 31, 2022 or December 31, 2021. We continually assess our capital allocation strategy, including decisions relating to the amount of our dividend, if any, reducing debt, investing in growth of our subsidiaries, making acquisitions and/or conserving cash. We believe that all anticipated cash requirements for current operations will be met from internally generated funds, through cash dividends from subsidiaries, cash generated by investment securities, potential sales of non-strategic assets, potential issuances of additional debt or equity securities, and borrowings on the FNF Credit Facility. Our short-term and long-term liquidity requirements are monitored regularly to ensure that we can meet our cash requirements. We forecast the needs of all of our subsidiaries and periodically review their short-term and long-term projected sources and uses of funds, as well as the asset, liability, investment and cash flow assumptions underlying such forecasts. Refer to Financing arrangements below for further information regarding our borrowings.
Our two significant sources of internally generated funds are dividends and other payments from our subsidiaries. As a holding company, we receive cash from our subsidiaries in the form of dividends and as reimbursement for operating and other administrative expenses we incur. The reimbursements are paid within the guidelines of management agreements among us and our subsidiaries. As discussed below, our insurance subsidiaries are restricted by state regulation and other laws in their ability to pay dividends and make distributions.

As of December 31, 2022, approximately $2.4 billion of our net assets were restricted from dividend payments without prior approval from the relevant departments of insurance.
The maximum dividend permitted by law is not necessarily indicative of an insurer’s actual ability to pay dividends, which may be constrained by business and regulatory considerations, such as the impact of dividends on surplus, which could affect an insurer’s ratings or competitive position, the amount of premiums that can be written and the ability to pay future dividends.
Dividend and Other Distribution Payment Limitations
The insurance laws of Iowa and New York regulate the amount of dividends that may be paid in any year by FGL Insurance and FGL NY Insurance, respectively. Likewise, the insurance laws of Bermuda limit the maximum amount of annual dividends and distributions that may be paid or distributed by F&G Life Re without prior regulatory approval and those of the Cayman Islands require that, among other things, F&G Cayman Re maintain minimum levels of statutory capital, surplus and liquidity, meet solvency standards, submit to periodic examinations of its financial condition and restrict payments of dividends and reductions of capital. Please refer to “Item 1. Business” and Note L Insurance Subsidiary Financial Information and Regulatory Matters to the Consolidated Financial Statements, included in this Annual Report, for additional details on dividends from insurance subsidiaries, statutory capital and risk-based capital.
Cash flow from our operations
Cash flow from our operations will be used for general corporate purposes including to reinvest in operations, repay debt, pay dividends, repurchase stock, pursue other strategic initiatives and/or conserve cash.
Operating Cash Flow. Our cash flows provided by (used in) operations for the years ended December 31, 2022 and December 31, 2021, for the period from June 1, 2020 to December 31, 2020 (following the June 1, 2020 acquisition by FNF), and for the Predecessor period from January 1, 2020 to May 31, 2020 were $3,171 million, $1,871 million, $287 million, and $(224) million, respectively. The primary cash inflows from operating activities include net investment income and insurance premiums. The primary cash outflows from operating activities are comprised of benefit payments and operating expenses. Cash provided by operations for the years ended December 31, 2022 and December 31, 2021 included approximately $1,300 million and $840 million of cash received for PRT transactions, respectively, included in the change in future policy benefits, reflecting our expansion into the PRT institutional market during 2021.
Investing Cash Flows. Our cash used in investing activities for the years ended December 31, 2022 and December 31, 2021, for the period from June 1, 2020 to December 31, 2020, and for the Predecessor period from January 1, 2020 to May 31, 2020 were $9,370 million, $6,862 million, $1,865 million, $724 million, respectively. The primary cash inflows from investing activities are the proceeds from sales, calls, maturities and redemptions of investments, including those resulting from our portfolio repositioning. The primary cash outflows from investing activities are the purchases of fixed maturity securities and other investments. Cash used in investing activities for the years ended December 31, 2022 and December 31, 2021 included purchases of fixed maturity securities and other investments associated with investing the cash received from FABN transactions, generating from financing cash flows and PRT transactions, generated from operating activities, reflecting our expansion into institutional markets during 2021, as well as cash received from borrowings generated from financing activities in both periods.
Financing Cash Flows. Our cash flows provided by financing activities for the years ended December 31, 2022 and December 31, 2021, for the period from June 1, 2020 to December 31, 2020, and for the Predecessor results for the period from January 1, 2020 to May 31, 2020 were $5,626 million, $5,635 million, $1,640 million and $877 million, respectively. The primary cash inflows from financing activities are inflows on our investment-type products and proceeds from borrowing activities. The primary cash outflows from financing activities are withdrawals on our investment-type products and repayments of outstanding borrowings. Cash provided by financing activities for the years ended December 31, 2022 and December 31, 2021 also included proceeds from revolving credit borrowings of $550 million in 2022 and from a promissory note with FNF for $400 million used to fund our continued growth. Cash provided by financing activities for the years ended December 31, 2022 and December 31, 2021 included approximately $700 million and $1,900 million, respectively, of net cash received for FABN transactions, reflecting our expansion into the FABN institutional market during 2021.

Financing Arrangements. At December 31, 2022, we had outstanding (i) $550 million of borrowings under an unsecured revolving credit agreement with Bank of America, N.A., as administrative agent, the lenders and guarantors party thereto and the other parties thereto (the “Credit Agreement”) and (ii) $550 million aggregate principal amount of 5.50% senior notes due 2025 (the “5.50% F&G Notes”). On January 13, 2023, we completed the issuance and sale of $500 million aggregate principal amount of our 7.40% Senior Notes due 2028 (the “7.40% F&G Notes”). As of December 31, 2022, the revolving credit facility was fully drawn. A net partial revolver paydown of $35 million was made on January 6, 2023 and, on February 21, 2023, we entered into an amendment with the Lenders to increase the available aggregate principal amount of the Credit Agreement by $115 million to $665 million. For further description of our financing arrangements see Note E Notes Payable to the Consolidated Financial Statements included in this Annual Report.
The Credit Agreement imposes significant operating and financial restrictions, including financial covenants, and the Credit Agreement and the indenture governing the 5.50% F&G Notes limit, among other things, our and our subsidiaries’ ability to:
•incur or assume additional indebtedness, including guarantees;
•incur or assume liens;
•engage in mergers or consolidations;
•convey, transfer, lease or dispose of assets;
•make certain investments;
•enter into transactions with affiliates;
•declare or make any dividend payments or distributions or repurchase capital stock or other equity interests;
•change the nature of our business materially,
•make changes in accounting treatment or reporting practices that affect the calculation of financial covenants, or change our fiscal year; and
•enter into certain agreements that would restrict the ability of subsidiaries to make payments to us.
As of December 31, 2022, we were in compliance with all covenants.
On December 29, 2020, we entered into a revolving note agreement with FNF for up to $200 million capacity (the "FNF Credit Facility") to be used for working capital and other general corporate purposes. No amounts were outstanding under this revolving note agreement as of December 31, 2022 or December 31, 2021.
Obligations - Contractual and Other.  As of December 31, 2022, our required annual payments relating to contractual and other obligations were as follows:

	2023	2024	2025	2026	2027	Thereafter	Total

Notes payable principal repayment	$550	$—	$550	$—	$—	$—	$1,100
Operating lease payments	2	2	2	2	2	5	15
Annuity and universal life products	4,044	3,775	4,908	3,653	3,988	29,341	49,709
Pension risk transfer annuity payments	397	383	370	357	343	4,308	6,158
Funding agreements (FABN/FHLB)	760	908	761	816	661	878	4,784
Interest on fixed rate notes payable	30	30	15	—	—	—	75
Total	$5,783	$5,098	$6,606	$4,828	$4,994	$34,532	$61,841

Equity and Preferred Security Investments. Our equity and preferred security investments may be subject to significant volatility. Currently prevailing accounting standards require us to record the change in fair value of equity and preferred security investments held as of any given period end within earnings. Our results of operations in future periods are anticipated to be subject to such volatility.
Off-Balance Sheet Arrangements. Throughout our history, we have entered in indemnifications in the ordinary course of business with our customers, suppliers, service providers, business partners and in certain instances, when we sold businesses. Additionally, we have indemnified our directors and officers who are, or were, serving at our request in such capacities. Although the specific terms or number of such arrangements is not precisely known due to the extensive history of our past operations, costs incurred to settle claims related to these indemnifications have not been material to our financial statements. We have no reason to believe that future costs to settle claims related to our former operations will have a material impact on our financial position, results of operations or cash flows.
We have unfunded investment commitments as of December 31, 2022 and December 31, 2021, based upon the timing of when investments are executed compared to when the actual investments are funded, as some investments require that funding occur over a period of months or years. Please refer to Note C Investments and Note F Commitments and Contingencies to the Consolidated Financial Statements included in this Annual Report for additional details on unfunded investment commitments.
FHLB Collateral. We are currently a member of the FHLB and are required to maintain a collateral deposit that backs any funding agreements issued. We use these funding agreements as part of a spread enhancement strategy. We have the ability to obtain funding from the FHLB based on a percentage of the value of our assets, subject to the availability of eligible collateral. Collateral is pledged based on the outstanding balances of FHLB funding agreements. The amount of funding varies based on the type, rating and maturity of the collateral posted to the FHLB. Generally, U.S. government agency notes, mortgage-backed securities, municipal bonds, and commercial and residential whole loans are pledged to the FHLB as collateral. Market value fluctuations resulting from changes in interest rates, spreads and other risk factors for each type of asset are monitored and additional collateral is either pledged or released as needed.
Our borrowing capacity under these credit facilities does not have an expiration date as long as we maintain a satisfactory level of creditworthiness based on the FHLB’s credit assessment. As of December 31, 2022 and December 31, 2021, we had $1,983 million and $1,543 million, respectively, in FHLB non-putable funding agreements included under Contractholder Funds on our Consolidated Balance Sheet. As of December 31, 2022 and December 31, 2021, we had assets with a fair value of approximately $3,387 million and $2,469 million, respectively, which collateralized the FHLB funding agreements. Assets pledged to the FHLB are included in fixed maturities, AFS, on our Consolidated Balance Sheets.
Collateral-Derivative Contracts. Under the terms of our ISDA agreements, we may receive from, or deliver to, counterparties collateral to assure that all terms of the ISDA agreements will be met with regard to the Credit Support Annex (“CSA”). The terms of the CSA call for us to pay interest on any cash received equal to the federal funds rate. As of December 31, 2022 and December 31, 2021, $219 million and $790 million, respectively, of collateral was posted by our counterparties as they did not meet the net exposure thresholds. Collateral requirements are monitored on a daily basis and incorporate changes in market values of both the derivatives contract as well as the collateral pledged. Market value fluctuations are due to changes in interest rates, spreads and other risk factors.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
In the normal course of business, we are routinely subject to a variety of risks, as described in “Risk Factors” included in this Annual Report.
The risks related to our business also include certain market risks that may affect our debt and other financial instruments. At present, we face the market risks associated with our marketable equity securities subject to equity price volatility and with interest rate movements on our fixed income investments.
We regularly assess these market risks and have established policies and business practices designed to protect against the adverse effects of these exposures.
At December 31, 2022, we had a short-term revolving credit facility with an aggregate principal amount of $550 million outstanding which bears interest at a floating rate. Accordingly, depending on the amounts drawn during 2022, fluctuations in market interest rates will have an impact on our resulting interest expense. For example, a

100bps shift in interest rates will increase or decrease floating interest expense by approximately $11 million per year.
At December 31, 2021, we had $977 million in long-term debt, $400 million of which accrued interest at a floating rate. On June 24, 2022, the following action previously approved by the F&G board of directors became effective: (i) an exchange agreement with FNF pursuant to which F&G transferred shares of its common stock to FNF in exchange for the $400 million FNF Promissory Note, after which the note was retired. There was no gain or loss recorded with respect to the exchange agreement.
Our fixed maturity investments, certain preferred securities and our floating rate debt are subject to an element of market risk from changes in interest rates. Increases and decreases in prevailing interest rates generally translate into decreases and increases in fair values of those instruments. Additionally, fair values of interest rate sensitive instruments may be affected by the creditworthiness of the issuer, prepayment options, relative values of alternative investments, the liquidity of the instrument and other general market conditions. We manage interest rate risk through a variety of measures. We monitor our interest rate risk and make investment decisions to manage the perceived risk.
Equity price risk is the risk that we will incur economic losses due to adverse changes in equity prices. In the past, our exposure to changes in equity prices primarily resulted from our holdings of equity securities. At December 31, 2022 and December 31, 2021, we held $101 million and $143 million, respectively, in marketable equity securities (not including our investments in preferred securities of $722 million and $1,028 million, respectively, and our investments in unconsolidated affiliates of $2,427 million and $2,350 million, respectively). Refer to Note B Fair Value of Financial Instruments to the Consolidated Financial Statements included in this Annual Report for additional details on how the carrying values of these investments are determined as of the balance sheet date. Carrying values are subject to fluctuation and, consequently, the amount realized in the subsequent sale of an investment may significantly differ from the reported carrying value. Fluctuation in the carrying value of a security may result from perceived changes in the underlying economic characteristics of the investee, the relative price of alternative investments and general market conditions. Furthermore, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold.
Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of cash equivalents and short-term investments. We require placement of cash in financial institutions evaluated as highly creditworthy.
Enterprise Risk Management
We place a high priority to risk management and risk control. As part of our effort to ensure measured risk taking, management has integrated risk management in our daily business activities and strategic planning. We have comprehensive risk management, governance and control procedures in place and have established a dedicated risk management function with responsibility for the formulation of our risk appetite, strategies, policies and limits. The risk management function is also responsible for monitoring our overall market risk exposures and provides review, oversight and support functions on risk-related issues. Our risk appetite is aligned with how our businesses are managed and how we anticipate future regulatory developments.
Our risk governance and control systems enable us to identify, control, monitor and aggregate risks and provide assurance that risks are being measured, monitored and reported adequately and effectively in accordance with the following three principles:
i.Management of the business has primary responsibility for the day-to-day management of risk.
ii.The risk management function has the primary responsibility to align risk taking with strategic planning through risk tolerance and limit setting.
iii.The internal audit function provides an ongoing independent and objective assessment of the effectiveness of internal controls.
The Chief Risk Officer (“CRO”) heads our risk management process and reports directly to our Chief Executive Officer (“CEO”). Our Enterprise Risk Committee discusses and approves all risk policies and reviews and approves risks associated with our activities. This includes volatility (affecting earnings and value), exposure (required capital and market risk) and insurance risks.
We have implemented several limit structures to manage risk. Examples include, but are not limited to, the following:
i.At-risk limits on sensitivities of regulatory capital to the capital markets provide the fundamental framework to manage capital markets risks including the risk of asset / liability mismatch;
ii.Duration and convexity mismatch limits;
iii.Credit risk concentration limits; and
iv.Investment and derivative guidelines.
We manage our risk appetite based on two key risk metrics:
i.Regulatory Capital Sensitivities: the potential reduction, under a range of moderate to extreme capital markets stress scenarios, of the excess of available statutory capital above the minimum required under the NAIC regulatory RBC methodology; and
ii.Earnings Sensitivities: the potential reduction in results of operations over a 30-year time horizon under the same moderate to extreme capital markets stress scenario. Maintaining a consistent level of earnings helps us to finance our operations, support our capital requirements and provide funds to pay dividends to shareholders.
Our risk metrics cover the most important aspects in terms of performance measures where risk can materialize and are representative of the regulatory constraints to which our business is subject. The sensitivities for earnings and statutory capital are important metrics since they provide insight into the level of risk we take under stress scenarios. They also are the basis for internal risk management.
We are also subject to cash flow stress testing pursuant to regulatory requirements. This analysis measures the effect of changes in interest rate assumptions on asset and liability cash flows. The analysis includes the effects of:
i.The timing and amount of redemptions and prepayments in our asset portfolio;
ii.Our derivative portfolio;
iii.Death benefits and other claims payable under the terms of our insurance products;
iv.Lapses and surrenders in our insurance products;
v.Minimum interest guarantees in our insurance products; and
vi.Book value guarantees in our insurance products.
Interest Rate Risk
Interest rate risk is our primary market risk exposure. We define interest rate risk as the risk of an economic loss due to adverse changes in interest rates. This risk arises from investing life insurance premiums and fixed annuity deposits received in interest-sensitive assets and carrying these funds as interest-sensitive liabilities. Substantial and sustained increases or decreases in market interest rates can affect the profitability of the insurance products and the fair value of our investments, as the majority of our insurance liabilities are backed by fixed maturity securities.
The profitability of most of our products depends on the spreads between interest yield on investments and rates credited on insurance liabilities. We have the ability to adjust the rates credited, primarily caps and credit rates, on the majority of the annuity liabilities at least annually, subject to minimum guaranteed values. In addition, the majority of the annuity products have surrender and withdrawal penalty provisions designed to encourage persistency and to help ensure targeted spreads are earned. However, competitive factors, including the impact of the level of surrenders and withdrawals, may limit our ability to adjust or maintain crediting rates at the levels necessary to avoid a narrowing of spreads under certain market conditions.
In order to meet our policy and contractual obligations, we must earn a sufficient return on invested assets. Significant changes in interest rates expose us to the risk of not earning the anticipated spreads between the interest rate earned on its investments and the credited interest rates paid on outstanding policies and contracts. Both rising and declining interest rates can negatively affect interest earnings, spread income and the attractiveness of certain products.
During periods of increasing interest rates, we may offer higher crediting rates on interest-sensitive products, such as IUL insurance and fixed annuities, and may increase crediting rates on in-force products to keep these products competitive. A rise in interest rates, in the absence of other countervailing changes, will result in a decline in the market value of our investment portfolio.
As part of our ALM program, we have made a significant effort to identify the assets appropriate to different product lines and ensure investing strategies match the profile of these liabilities. The ALM strategy is designed to align the expected cash flows from the investment portfolio with the expected liability cash flows. As such, a major component of our effort to manage interest rate risk has been to structure the investment portfolio with cash flow characteristics that are consistent with the cash flow characteristics of the insurance liabilities. We use actuarial models to simulate the cash flows expected from the existing business under various interest rate scenarios. These simulations enable us to measure the potential gain or loss in the fair value of interest rate-sensitive financial instruments, to evaluate the adequacy of expected cash flows from assets to meet the expected cash requirements of the liabilities and to determine if it is necessary to lengthen or shorten the average life and duration of our investment portfolio. Duration measures the price sensitivity of a security to a small change in interest rates. When the durations of assets and liabilities are similar, exposure to interest rate risk is minimized because a change in the value of assets could be expected to be largely offset by a change in the value of liabilities.
The durations of the investment portfolio, excluding cash and cash equivalents, derivatives, policy loans, and common stocks as of December 31, 2022 and December 31, 2021, are summarized as follows:

(Dollars in millions)	December 31, 2022
Duration (years)	Amortized Cost	% of Total
0-4	$25,323	53%
5-9	10,010	21%
10-14	9,423	21%
15-19	2,515	5%
20-30	64	—%
Total	$47,335	100%

(Dollars in millions)	December 31, 2021
Duration (years)	Amortized Cost	% of Total
0-4	$17,765	48%
5-9	8,414	23%
10-14	5,619	15%
15-19	4,474	12%
20-30	883	2%
Total	$37,155	100%

Equity Price Risk
We are also exposed to equity price risk through certain insurance products. We offer a variety of FIA/ IUL contracts with crediting strategies linked to the performance of indices such as the S&P 500 Index, Dow Jones Industrials or the NASDAQ 100 Index, and target volatility indices. Additionally, the estimated cost of providing GMWB on FIA products incorporates various assumptions about the overall performance of equity markets over certain time periods. Periods of significant and sustained downturns in equity markets, increased equity volatility or reduced interest rates could result in an increase in the valuation of the future policy benefit or policyholder account balance liabilities associated with such products, resulting in a reduction in our net earnings. The rate of amortization of intangibles related to FIA/ IUL products and the cost of providing GMWB could also increase if equity market performance is worse than assumed.
To economically hedge the equity returns on these products, we purchase derivatives to hedge the FIA and IUL equity exposures. The primary way we hedge FIA/ IUL equity exposure is to purchase over the counter equity index call options from broker-dealer derivative counterparties approved by F&G. The second way to hedge FIA equity exposure is by purchasing exchange traded equity index futures contracts. This hedging strategy enables us to reduce the overall hedging costs and achieve a high correlation of returns on the call options purchased relative to the index credits earned by the FIA/ IUL contractholders. The majority of the call options are one-year options purchased to match the funding requirements underlying the FIA/ IUL contracts. These hedge programs are limited to the current policy term of the FIA/ IUL contracts. Future returns, which may be reflected in FIA/ IUL contracts’ credited rates beyond the current policy term, are not hedged. We attempt to manage the costs of these purchases through the terms of the FIA/ IUL contracts, which permit us to change cap, spread or participation rates, subject to certain guaranteed minimums that must be maintained.
The derivatives are used to fund the FIA/ IUL contract index credits and the cost of the call options purchased is treated as a component of spread earnings. While the FIA/ IUL hedging program does not explicitly hedge GAAP income volatility, the FIA/ IUL hedging program tends to mitigate a significant portion of the GAAP reserve changes associated with movements in the equity market. This is due to the fact that a key component in the calculation of GAAP reserves is the market valuation of the current term embedded derivative. Due to the alignment of the embedded derivative reserve component with hedging of this same embedded derivative, there should be a reasonable match between changes in this component of the reserve and changes in the assets backing this component of the reserve. However, there may be an interim mismatch due to the fact that the hedges, which are put in place are only intended to cover exposures expected to remain until the end of an indexing term. To the extent index credits earned by the contractholder exceed the proceeds from option expirations and futures income, we incur a raw hedging loss.
See Note D Derivative Financial Instruments to the Consolidated Financial Statements included in this Annual Report for additional details on the derivatives portfolio.
Fair value changes associated with these investments are intended to, but do not always, substantially offset the increase or decrease in the amounts added to policyholder account balances for indexed products. When index credits to policyholders exceed option proceeds received at expiration related to such credits, any shortfall is funded by our excess of net investment income earned over the sum of interest credited to policyholders and the cost of hedging our risk on indexed product policies and futures income. For the year ended December 31, 2022, the year ended December 31, 2021 and the period from June 1, 2020 to December 31, 2020, the annual index credits to policyholders on their anniversaries were $155 million, $628 million and $178 million, respectively. Proceeds received at expiration on options related to such credits were $158 million, $702 million and $185 million, respectively.
Other market exposures are hedged periodically depending on market conditions and our risk tolerance. The FIA/ IUL hedging strategy economically hedges the equity returns and exposes us to the risk that unhedged market exposures result in divergence between changes in the fair value of the liabilities and the hedging assets. We use a variety of techniques, including direct estimation of market sensitivities, to monitor this risk daily. We intend to continue to adjust the hedging strategy as market conditions and risk tolerance change.

Sensitivity Analysis
For purposes of this Annual Report, we perform a sensitivity analysis to determine the effects that market risk exposures may have on the fair values of our debt and other financial instruments.
The financial instruments that are included in the sensitivity analysis with respect to interest rate risk include fixed maturity investments, preferred securities and notes payable. The financial instruments that are included in the sensitivity analysis with respect to equity price risk include marketable equity securities. With the exception of our equity method investments, it is not anticipated that there would be a significant change in the fair value of other long-term investments or short-term investments if there were a change in market conditions, based on the nature and duration of the financial instruments involved.
To perform the sensitivity analysis, we assess the risk of loss in fair values from the effect of hypothetical changes in interest rates and equity prices on market-sensitive instruments. The changes in fair values for interest rate risks are determined by estimating the present value of future cash flows using various models, primarily duration modeling. The changes in fair values for equity price risk are determined by comparing the market price of investments against their reported values as of the balance sheet date.
Information provided by the sensitivity analysis does not necessarily represent the actual changes in fair value that we would incur under normal market conditions because, due to practical limitations, all variables other than the specific market risk factor are held constant.
Market Risk Factors
Market risk is the risk of the loss of fair value resulting from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, commodity prices and equity prices. Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying financial instruments are traded. We have significant holdings in financial instruments, which are naturally exposed to a variety of market risks. They are primarily exposed to interest rate risk, credit risk and equity price risk and have some exposure to counterparty risk, which affect the fair value of financial instruments subject to market risk.
We have no market risk sensitive instruments entered into for trading purposes; therefore, all of our market risk sensitive instruments were entered into for purposes other than trading. The results of the sensitivity analysis at December 31, 2022, December 31, 2021 and December 31, 2020, are as follows:
Interest Rate Risk
An increase in the levels of interest rates of 100 basis points, with all other variables held constant, would result in a decrease in the fair value of our fixed maturity securities and certain investments in preferred securities of $1.9 billion, $2.3 billion, and $1.3 billion at December 31, 2022, December 31, 2021 and December 31, 2020, respectively.
The actuarial models used to estimate the impact of a one percentage point change in market interest rates incorporate numerous assumptions, require significant estimates and assume an immediate and parallel change in interest rates without any management of the investment portfolio in reaction to such change. Consequently, potential changes in value of financial instruments indicated by these simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material. Because we actively manage our investments and liabilities, the net exposure to interest rates can vary over time. However, any such decreases in the fair value of fixed maturity securities, unless related to credit concerns of the issuer requiring allowances for credit losses, would generally be realized only if we were required to sell such securities at losses prior to their maturity to meet liquidity needs. Our liquidity needs are managed using the surrender and withdrawal provisions of the annuity contracts and through other means.
Equity Price Risk
At December 31, 2022, a 10% decrease in market prices, with all other variables held constant, would result in an decrease in the fair value of our equity securities portfolio of $82 million, as compared with a decrease of $117 million and $105 million at December 31, 2021 and December 31, 2020, respectively.

Credit Risk and Counterparty Risk
We are exposed to the risk that a counterparty will default on its contractual obligation resulting in financial loss. Our major source of credit risk arises predominantly in our insurance operations’ portfolios of debt and similar securities. The fair value of our fixed maturity portfolio totaled $31 billion, $30 billion and $25 billion at December 31, 2022, December 31, 2021 and December 31, 2020, respectively. Our credit risk materializes primarily as impairment losses. We are exposed to occasional cyclical economic downturns, during which impairment losses may be significantly higher than the long-term historical average. This is offset by years where it expects the actual impairment losses to be substantially lower than the long-term average. Credit risk in the portfolio can also materialize as increased capital requirements as assets migrate into lower credit qualities over time. The effect of rating migration on our capital requirements is also dependent on the economic cycle and increased asset impairment levels may go hand in hand with increased asset related capital requirements.
We attempt to manage the risk of default and rating migration by applying disciplined credit evaluation and underwriting standards and limiting allocations to lower quality, higher risk investments. In addition, we diversify exposure by issuer and country, using rating based issuer and country limits. We also set investment constraints that limit our exposure by industry segment. To limit the impact that credit risk can have on earnings and capital adequacy levels, we have portfolio-level credit risk constraints in place. Limit compliance is monitored on a monthly basis.
In connection with the use of call options, we are exposed to counterparty credit risk-the risk that a counterparty fails to perform under the terms of the derivative contract. We have adopted a policy of only dealing with credit worthy counterparties and obtaining sufficient collateral where appropriate, as a means of attempting to mitigate the financial loss from defaults. The exposure and credit rating of the counterparties are continuously monitored and the aggregate value of transactions concluded is spread amongst different approved counterparties to limit the concentration in one counterparty. This policy allows for the purchase of derivative instruments from counterparties and/or clearinghouses that meet the required qualifications under the insurance laws of Iowa. We review the ratings of all the counterparties periodically. Collateral support documents are negotiated to further reduce the exposure when deemed necessary. See Note D Derivative Financial Instruments in the Consolidated Financial Statements included in this Annual Report for additional information regarding our exposure to credit loss.
We also have credit risk related to the ability of reinsurance counterparties to honor their obligations to pay the contract amounts under various agreements. To minimize the risk of credit loss on such contracts, we diversify exposures among many reinsurers and limit the amount of exposure to each based on credit rating. We also generally limit selection of counterparties with which to do new transactions to those with an “A-” credit rating or above from at least one of the major rating agencies and/or that are appropriately collateralized and provide credit for reinsurance. When exceptions are made to that principle, we ensure that collateral is obtained to mitigate risk of loss. The following tables present our reinsurance recoverable balances and financial strength ratings for our five largest reinsurance recoverable balances as of December 31, 2022 and December 31, 2021:

	December 31, 2022
(Dollars in millions)		Financial Strength Rating
Parent Company/Principal Reinsurers	Reinsurance Recoverable	AM Best	S&P	Fitch	Moody's
Aspida Life Re Ltd	$3,121	A-	Not Rated	Not Rated	Not Rated
Wilton Re	1,231	A+	Not Rated	A	Not Rated
Somerset Reinsurance Ltd	570	A-	BBB+	Not Rated	Not Rated
London Life Reinsurance Co.	100	A+	Not Rated	Not Rated	Not Rated
Security Life of Denver	93	Not Rated	A-	A-	Baa1

	December 31, 2021
(Dollars in millions)		Financial Strength Rating
Parent Company/Principal Reinsurers	Reinsurance Recoverable	AM Best	S&P	Fitch	Moody's
Wilton Re	$1,269	A+	Not Rated	A+	Not Rated
Aspida Life Re Ltd	873	A-	Not Rated	BBB	Not Rated
Somerset Reinsurance Ltd	780	A-	BBB+	Not Rated	Not Rated
Security Life of Denver	102	Not Rated	A-	A-	Baa1
London Life Reinsurance Co.	102	A+	Not Rated	Not Rated	Not Rated
In the normal course of business, certain reinsurance recoverables are subject to reviews by the reinsurers. We are not aware of any material disputes arising from these reviews or other communications with the counterparties as of December 31, 2022 and December 31, 2021, that would require an allowance for uncollectible amounts.
For information on concentrations of reinsurance risk, refer to Note J Reinsurance in the Consolidated Financial Statements included in this Annual Report.
For further information on certain risk associated with our business, refer to Note F Commitments and Contingencies in the Consolidated Financial Statements included in this Annual Report.
Use of Estimates and Assumptions
The preparation of our Consolidated Financial Statements included in this Annual Report in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions used.
Concentrations of Financial Instruments
As of December 31, 2022, our most significant investment in one industry, excluding United States and Foreign Government securities and structured securities, was our investment securities in the Banking industry with a fair value of $2,855 million or 7% of the invested assets portfolio and an amortized cost of $3,301 million. As of December 31, 2022, our holdings in this industry include investments in 132 different issuers with the top ten investments accounting for 37% of the total holdings in this industry.
As of December 31, 2021, our most significant investment in one industry, excluding U.S., Foreign Government securities and structured securities, was our investment securities in the Banking industry with a fair value of $2,919 million or 8% of the invested assets portfolio and an amortized cost of $2,854 million. As of December 31, 2021, our holdings in this industry include investments in 132 different issuers with the top ten investments accounting for 37% of the total holdings in this industry.
Refer to Note C Investments in the Consolidated Financial Statements included in this Annual Report for our underlying investment concentrations that exceed 10% of shareholders equity as of December 31, 2022 and December 31, 2021.

Concentrations of Financial and Capital Markets Risk
We are exposed to financial and capital markets risk, including changes in interest rates and credit spreads, which can have an adverse effect on our results of operations, financial condition and liquidity. Exposure to such financial and capital markets risk relates primarily to the market price and cash flow variability associated with changes in interest rates. A rise in interest rates, in the absence of other countervailing changes, will increase the net unrealized loss position and, if long-term interest rates rise dramatically within a six- to twelve-month time period, certain of our products may be exposed to disintermediation risk. Disintermediation risk refers to the risk that policyholders surrender their contracts in a rising interest rate environment, requiring us to liquidate assets in an unrealized loss position. We attempt to mitigate the risk, including changes in interest rates by investing in less rate-sensitive investments, including senior tranches of collateralized loan obligations, non-agency residential mortgage-backed securities, and various types of asset backed securities. Management believes this risk is also mitigated to some extent by surrender charge protection provided by our products. We expect to continue to face these challenges and uncertainties that could adversely affect our results of operations and financial condition.

.

Item 8.    Financial Statements and Supplementary Data
INDEX TO FINANCIAL INFORMATION
F&G ANNUITIES AND LIFE, INC. AND SUBSIDIARIES

Page Number
Audited Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements (Ernst & Young, LLP, Des Moines, IA, Auditor Firm ID: 42) )	102
Consolidated Balance Sheets as of December 31, 2022 and 2021	106
Consolidated Statements of Earnings for the years ended December 31, 2022 and December 31, 2021, the period from June 1, 2020 to December 31, 2020 and the predecessor period from January 1, 2020 to May 31, 2020	107
Consolidated Statements of Comprehensive Earnings for the years ended December 31, 2022 and December 31, 2021, the period from June 1, 2020 to December 31, 2020 and the predecessor period from January 1, 2020 to May 31, 2020	108
Consolidated Statements of Equity for the years ended December 31, 2022 and December 31, 2021, the period from June 1, 2020 to December 31, 2020 and the predecessor period from January 1, 2020 to May 31, 2020	109
Consolidated Statements of Cash Flows for the years ended December 31, 2022 and December 31, 2021, the period from June 1, 2020 to December 31, 2020 and the predecessor period from January 1, 2020 to May 31, 2020	111
Notes to Consolidated Financial Statements	112
Consolidated Financial Statement Schedules
Schedule I—Summary of Investments - Other Than Investments in Related Parties	182
Schedule II—Financial Information of Registrant	184
Schedule III—Supplementary Insurance Information	187
Schedule IV—Reinsurance	188

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of F&G Annuities & Life, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of F&G Annuities & Life, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of earnings, comprehensive earnings, equity and cash flows for each of the years ended December 31, 2022 and 2021, and the periods January 1, 2020 through May 31, 2020 and June 1, 2020 through Decembers 31, 2020 and the related notes and financial statement schedules listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years ended December 31, 2022 and 2021, and the periods January 1, 2020 through May 31, 2020 and June 1, 2020 through Decembers 31, 2020, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Value of Business Acquired (VOBA), Deferred Acquisition Costs (DAC), Deferred Sales Inducements (DSI) and secondary guarantee liabilities

Description of the Matter
At December 31, 2022 VOBA, DAC, and DSI reported within other intangible assets, net totaled $3.7 billion and contractholder funds totaled $41.2 billion, a portion of which related to indexed universal life (IUL)-type and Investment-type contracts with secondary guarantees. As discussed in Note A to the consolidated financial statements, VOBA, DAC, and DSI are generally amortized over the lives of the policies in relation to the emergence of actual gross profits (AGPs) and estimated gross profits (EGPs). Secondary guarantee liabilities on IUL-type products or Investment-type contracts are calculated by multiplying the benefit ratio by the cumulative assessments recorded from contract inception through the balance sheet date less the cumulative secondary guarantee benefit payments plus interest. The benefit ratio is the ratio of the present value of secondary guarantees to the present value of the assessments used to provide the secondary guarantees. The assessments are calculated using the same assumptions used in VOBA, DAC, and DSI EGPs. There is significant uncertainty inherent in calculating EGPs and assessments as the calculation is sensitive to management’s best estimate of assumptions such as earned rate, budgeted option costs, surrender rates, mortality, and guaranteed minimum withdrawal benefit (GMWB) utilization. Changes in assumptions, including the Company’s earned rate, budgeted option costs, surrender rates, mortality, and GMWB utilization can have a significant impact on the pattern of EGPs of the underlying business and as a result the amortization of VOBA, DAC and DSI balances. Management’s assumptions are adjusted, also known as unlocking, based on actual policyholder behavior and market experience and projecting for expected trends. The unlocking results in amortization being recalculated using the new assumptions for estimated gross profits, resulting either in additional or less cumulative amortization expense. Additionally, if experience or assumption changes result in a new benefit ratio, the secondary guarantee liabilities are adjusted to reflect the changes in a manner similar to the unlocking of VOBA, DAC, and DSI.
Auditing the valuation of the Company’s VOBA, DAC, and DSI that are amortized in relation to the emergence of AGPs/EGPs and valuation of secondary guarantee liabilities on IUL-type products or Investment-type contracts was complex because of the highly judgmental nature of the methods used and determination of the assumptions applied to determine the EGPs and assessments. The high degree of judgment was primarily due to the sensitivity of the EGPs and assessments to the methods used and assumptions applied which have a significant effect on the valuation of VOBA, DAC, DSI and secondary guarantee liabilities on IUL-type products or Investment-type contracts.

How we Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s controls over the VOBA, DAC, DSI, and contractholder funds estimation processes. These controls included, among others, the review and approval process management has in place for the development of the significant assumptions described above.

To evaluate the judgment used by management in determining the EGPs and assessments, among other procedures, we involved actuarial specialists and evaluated the methodology applied by management in determining the EGPs and assessments with those used in prior periods. To evaluate the significant assumptions used by management, we compared policyholder behavior assumptions that we identified as being higher risk to prior actual experience, observable market data or management’s estimates of prospective changes in these assumptions. We performed an independent recalculation of EGPs and secondary guarantee liabilities for a sample of product cohorts, which we compared to the actuarial model used by management.

Valuation of Investments in Securities

Description of the Matter
The Company’s fair value of fixed maturity securities totaled $31.2 billion as of December 31, 2022. The fair value of a subset of these securities, including asset backed securities and bonds, is based on non-binding broker quotes as described in Note B to the consolidated financial statements. The lack of visibility into assumptions used in non-binding broker quotes is a significant unobservable input, which creates greater subjectivity when determining the fair values.
Auditing the fair value of the securities valued by brokers was especially challenging because determining the fair value is complex and highly judgmental and involves using inputs and assumptions that are not directly observable in the market.

How we Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of management’s valuation process for broker-quoted securities. These controls included management’s evaluation of the broker-quoted values compared to an independently calculated range of values.

To test the fair value of the securities, we utilized the support of our valuation specialists which included, among other procedures, independently calculating a reasonable range of fair values for a sample of securities based on independently obtained information or available transaction data for similar securities. We compared these ranges to management’s estimates of fair value for the selected securities.

Assumptions related to Fixed Indexed Annuity Embedded Derivative Liability

Description of the Matter	As of December 31, 2022, the fair value of the Company’s fixed indexed annuity embedded derivative liability totaled $3.1 billion. Certain of the Company’s fixed indexed annuity contracts allow the policyholder to elect an equity index linked feature, where amounts credited to the contract’s account value are linked to the performance of designated equity indices selected by the policyholder. The equity index crediting feature is accounted for as an embedded derivative liability and reported at fair value as discussed in Note B to the consolidated financial statements.

Auditing the valuation of the Company’s fixed indexed annuity embedded derivative was complex because of the highly judgmental nature of the determination of the assumptions required to determine the fair value of the embedded derivative. In particular, the fair value was sensitive to the significant assumptions used to determine future policy growth including the mortality, surrender rates, partial withdrawals, GMWB utilization, non-performance spread, and option cost. There is significant uncertainty inherent in determining the mortality, surrender rates, partial withdrawals, GMWB utilization, non-performance spread and option cost assumptions.

How we Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s controls over management’s process for the development of the significant assumptions used in measuring the fair value of the embedded derivative for fixed indexed annuities. These controls included, among others, the review and approval process management has in place for the development of the significant assumptions.

To evaluate the judgment used by management in determining the assumptions used in measuring the fair value of the fixed indexed annuity embedded derivative, among other procedures, we involved actuarial specialists and evaluated the methodology applied by management in determining the fair value with those used in the prior period and in the industry. To evaluate the significant assumptions used by management in the methodology applied, we compared policyholder behavior assumptions to prior actual experience and management’s estimate of prospective changes in the assumptions. In addition, we compared the nonperformance spread and option costs assumptions to observable market data. We performed an independent recalculation of the embedded derivative for a sample of products for comparison with the actuarial model used by management.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2020.
Des Moines, Iowa
February 27, 2023

F&G ANNUITIES & LIFE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except share data)

	December 31, 2022	December 31, 2021
Assets:
Investments:
Fixed maturity securities available for sale, at fair value, at December 31, 2022 and December 31, 2021, at an amortized cost of $35,723 and $28,724, respectively, net of allowance for credit losses of $31 and $8, respectively	$31,218	$29,962
Preferred securities, at fair value	722	1,028
Equity securities, at fair value	101	143
Derivative investments	244	816
Mortgage loans, net of allowance for credit losses of $42 and $31 at December 31, 2022 and December 31, 2021, respectively	4,554	3,749
Investments in unconsolidated affiliates	2,427	2,350
Other long-term investments	565	489
Short-term investments	1,556	373
Total investments	41,387	38,910
Cash and cash equivalents	960	1,533
Trade and notes receivables	3	3
Reinsurance recoverable, net of allowance for credit losses of $10 and $20 at December 31, 2022 and December 31, 2021, respectively	5,587	3,610
Goodwill	1,756	1,756
Prepaid expenses and other assets	917	613
Lease assets	8	8
Other intangible assets, net	3,652	2,234
Property and equipment, net	13	13
Income taxes receivable	28	50
Deferred tax asset, net	764	—
Total assets	$55,075	$48,730
Liabilities and Equity:
Liabilities:
Contractholder funds	$41,233	$35,525
Future policy benefits	5,923	4,732
Accounts payable and accrued liabilities	1,273	1,297
Notes payable	1,114	977
Funds withheld for reinsurance liabilities	3,703	1,676
Lease liabilities	13	14
Deferred tax liability, net	—	24
Total liabilities	53,259	44,245
Equity:
F&G common stock, $0.001 par value; authorized 500,000,000 shares as of December 31, 2022 and December 31, 2021; outstanding of 126,409,904 and 105,000,000 as of December 31, 2022 and December 31, 2021, respectively, and issued of 126,409,904 and 105,000,000 as of December 31, 2022 and December 31, 2021, respectively	—	—
Additional paid-in-capital	3,162	2,750
Retained earnings	1,457	1,001
Accumulated other comprehensive (loss) earnings	(2,803)	734
Total equity	1,816	4,485
Total liabilities and equity	$55,075	$48,730
See accompanying Notes to Consolidated Financial Statements

F&G ANNUITIES & LIFE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars and shares in millions, except per share data)

	Year Ended December 31,		Period from June 1 to December 31,	Period from January 1 to May 31,
	2022	2021	2020	2020
				Predecessor
Revenues:
Life insurance premiums and other fees	$1,695	$1,395	$138	$90
Interest and investment income	1,655	1,852	743	403
Recognized gains and (losses), net	(1,010)	715	352	(338)
Total revenues	2,340	3,962	1,233	155
Expenses:
Personnel costs	157	129	65	34
Other operating expenses	102	105	75	75
Benefits and other changes in policy reserves	1,125	2,138	866	298
Depreciation and amortization	329	484	123	(51)
Interest expense	29	29	18	13
Total expenses	1,742	2,885	1,147	369
Earnings (loss) from continuing operations before income taxes	598	1,077	86	(214)
Income tax expense (benefit)	117	220	(75)	(14)
Net earnings (loss) from continuing operations	481	857	161	(200)
Net earnings (loss) from discontinued operations, net of tax	—	8	(25)	(114)
Net earnings (loss)	481	865	136	(314)
Less: Preferred stock dividend	—	—	—	8
Net earnings (loss) attributable to common shareholders	$481	$865	$136	$(322)
Earnings per share
Basic (millions)
Net earnings (loss) from continuing operations	$4.18	$8.16	$1.54	$(0.97)
Net earnings (loss) from discontinued operations	—	0.08	(0.24)	(0.54)
Net earnings (loss) per common share:	$4.18	$8.24	$1.30	$(1.51)
Diluted (millions)
Net earnings (loss) from continuing operations	$4.18	$8.16	$1.54	$(0.97)
Net earnings (loss) from discontinued operations	—	0.08	(0.24)	(0.54)
Net earnings (loss) per share, diluted	$4.18	$8.24	$1.30	$(1.51)

Weighted average common shares used in computing net earnings (loss) per common share:	115	105	105	213
Weighted average shares outstanding F&G common stock, diluted basis (a)	115	105	105	213

(a)Weighted average shares outstanding for the year ended December 31, 2021 and for the period June 1, 2020 to December 31, 2020, retrospectively include the effects of the 105,000 for 1 stock split that became effective on June 24, 2022.
See accompanying Notes to Consolidated Financial Statements

F&G ANNUITIES & LIFE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In millions)

	Year Ended December 31,		Period from June 1 to December 31,	Period from January 1 to May 31,
	2022	2021	2020	2020
				Predecessor
Net earnings (loss)	$481	$865	$136	$(314)
Other comprehensive (loss) earnings:
Unrealized (loss) gain on investments and other financial instruments, net of adjustments to intangible assets and unearned revenue (1)	(3,744)	(378)	1,255	(751)
Unrealized (loss) gain on foreign currency translation (2)	(5)	(5)	6	(1)
Reclassification adjustments for change in unrealized gains and losses included in net earnings (3)	212	(83)	(61)	57
Change in reinsurance liabilities held at fair value resulting from a change in the instrument-specific credit risk	—	3	(3)	6
Other comprehensive (loss) earnings:	(3,537)	(463)	1,197	(689)
Comprehensive (loss) earnings	$(3,056)	$402	$1,333	$(1,003)

(1)     Net of income tax (benefit) expense of $(991) million, $(100) million, $332 million and $(200) million for the years ended December 31, 2022 and 2021, the period June 1, 2020 to December 31, 2020 and the Predecessor period from January 1, 2020 to May 31, 2020, respectively.
(2)     Net of income tax (benefit) expense of $(1) million, $(1) million. $2 million, and $— million for the years ended December 31, 2022 and 2021, the period June 1, 2020 to December 31, 2020 and the Predecessor period from January 1, 2020 to May 31, 2020, respectively.
(3)     Net of income tax (benefit) expense of $56 million, $(22) million, $(16) million and $15 million for the years ended December 31, 2022 and 2021, the period June 1, 2020 to December 31, 2020 and the Predecessor period from January 1, 2020 to May 31, 2020, respectively.

See accompanying Notes to Consolidated Financial Statements

F&G ANNUITIES & LIFE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In millions, except per share data)

	F&G Annuities & Life, Inc.
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Earnings (Loss)	Treasury Stock	Total Equity
Predecessor balance, January 1, 2020	$—	$—	$2,099	$134	$421	$(69)	$2,585
Cumulative effect for change in accounting principle	—	—	—	(27)	—	—	(27)
Other comprehensive earnings - unrealized gain on investments and other financial instruments	—	—	—	—	(751)	—	(751)
Other comprehensive earnings - unrealized loss on foreign currency translation	—	—	—	—	(1)	—	(1)
Reclassification adjustments for change in unrealized gains and losses included in net earnings	—	—	—	—	57	—	57
Common stock dividends	—	—	—	(4)	—	—	(4)
Preferred stock dividends (paid in kind)	—	—	15	(8)	—	—	7
Option exercises	—	—	10	—	—	—	10
Change in reinsurance liabilities held at fair value resulting from change in instrument-specific credit risk	—	—	—	—	6	—	6
Stock-based compensation	—	—	3	—	—	—	3
Net loss	—	—	—	(314)	—	—	(314)
Predecessor balance, May 31, 2020	$—	$—	$2,127	$(219)	$(268)	$(69)	$1,571
Purchase accounting adjustments	—	—	610	219	268	69	$1,166
Balance, June 1, 2020	$—	$—	$2,737	$—	$—	$—	$2,737
Other comprehensive earnings - unrealized gain on investments in unconsolidated affiliates	—	—	—	—	1,255	—	1,255
Other comprehensive earnings - unrealized gain on foreign currency translation	—	—	—	—	6	—	6
Reclassification adjustments for change in unrealized gains and losses included in net earnings	—	—	—	—	(61)	—	(61)
Stock-based compensation	—	—	4	—	—	—	4
Change in reinsurance liabilities held at fair value resulting from change in instrument-specific credit risk	—	—	—	—	(3)	—	(3)
Net earnings	—	—	—	136	—	—	136
Balance, December 31, 2020	$—	$—	$2,741	$136	$1,197	$—	$4,074
See accompanying Notes to Consolidated Financial Statements

F&G ANNUITIES & LIFE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(In millions, except per share data)

	F&G Annuities & Life, Inc.
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Earnings (Loss)	Treasury Stock	Total Equity
Balance, January 1, 2021	$—	$—	$2,741	$136	$1,197	$—	$4,074
Other comprehensive earnings - unrealized loss on investments and other financial instruments	—	—	—	—	(378)	—	(378)
Other comprehensive earnings - unrealized loss on foreign currency translation	—	—	—	—	(5)	—	(5)
Reclassification adjustments for change in unrealized gains and losses included in net earnings	—	—	—	—	(83)	—	(83)
Stock-based compensation	—	—	9	—	—	—	9
Change in reinsurance liabilities held at fair value resulting from change in instrument-specific credit risk		—	—	—	3		3
Net earnings	—	—	—	865	—	—	865
Balance, December 31, 2021	$—	$—	$2,750	$1,001	$734	$—	$4,485
Other comprehensive earnings - unrealized loss on investments and other financial instruments	—	—	—	—	(3,744)	—	(3,744)
Other comprehensive earnings - unrealized loss on foreign currency translation	—	—	—	—	(5)	—	(5)
Reclassification adjustments for change in unrealized gains and losses included in net earnings	—	—	—	—	212	—	212
Stock-based compensation	—	—	12	—	—	—	12
Dividends declared	—	—	—	(25)	—	—	(25)
Debt to Equity conversion	—	—	400	—	—	—	400
Net earnings	—	—	—	481	—	—	481
Balance, December 31, 2022	$—	$—	$3,162	$1,457	$(2,803)	$—	$1,816
See accompanying Notes to Consolidated Financial Statements

F&G ANNUITIES & LIFE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,		Period from June 1 to December 31,	Period from January 1 to May 31,
	2022	2021	2020	2020
				Predecessor
Cash Flows from Operating Activities:
Net earnings (loss)	$481	$865	$136	$(314)
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation and amortization	329	484	123	(51)
(Gain) loss on sales of investments and other assets and asset impairments, net	436	(576)	(155)	58
Loss on the sale of businesses	—	14	—	—
Interest credited/index credits to contractholder account balances	(542)	804	749	234
Deferred policy acquisition costs and deferred sales inducements	(814)	(675)	(296)	(227)
Charges assessed to contractholders for mortality and administration	(212)	(180)	(100)	(65)
Distributions from unconsolidated affiliates, return on investment	119	70	—	—
Stock-based compensation cost	12	9	4	3
Change in NAV of limited partnerships, net	(109)	(589)	—	—
Change in valuation of derivatives, equity and preferred securities, net	561	(140)	(204)	280
Changes in assets and liabilities, net of effects from acquisitions:
Change in reinsurance recoverable	21	94	77	(35)
Change in future policy benefits	1,191	634	(89)	(41)
Change in funds withheld from reinsurers	2,056	850	(14)	(12)
Net change in income taxes	170	138	(89)	(11)
Net change in other assets and other liabilities	(528)	69	145	(43)
Net cash provided by (used in) operating activities	3,171	1,871	287	(224)
Cash Flows from Investing Activities:
Proceeds from sales, calls and maturities of investment securities	5,429	9,280	2,886	1,319
Additions to property and equipment and capitalized software	(32)	(33)	(23)	(5)
Purchases of investment securities	(12,444)	(14,577)	(4,197)	(1,942)
Net proceeds from (purchases of) sales and maturities of short-term investment securities	(1,654)	71	(419)	—
Other acquisitions/disposals, net of cash acquired	—	(43)	—	—
Additional investments in unconsolidated affiliates	(982)	(1,710)	(231)	(107)
Distributions from unconsolidated affiliates, return of investment	313	150	119	11
Net cash used in investing activities	(9,370)	(6,862)	(1,865)	(724)
Cash Flows from Financing Activities:
Borrowings	550	400	—	—
Debt issuance costs	(4)	—	—	—
Exercise of stock options	—	—	—	10
Contractholder account deposits	8,530	8,166	2,967	1,803
Contractholder account withdrawals	(3,450)	(2,931)	(1,327)	(936)
Net cash provided by (used in) financing activities	5,626	5,635	1,640	877
Net increase (decrease) in cash and cash equivalents	(573)	644	62	(71)
Cash and cash equivalents at beginning of period	1,533	889	827	935
Cash and cash equivalents at end of period	$960	$1,533	$889	$864
See accompanying Notes to Consolidated Financial Statements

F&G ANNUITIES & LIFE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note A — Business and Summary of Significant Accounting Policies
The following describes the business and significant accounting policies of F&G Annuities & Life, Inc. (“FGAL”) and its subsidiaries (collectively, “we”, “us”, “our”, the "Company" or “F&G”), which have been followed in preparing the accompanying Consolidated Financial Statements.
Description of the Business
We provide insurance solutions and issue a broad portfolio of annuity and life insurance products, including deferred annuities (fixed indexed and fixed rate annuities), immediate annuities, and indexed universal life ("IUL") insurance, through our retail distribution channels. We also provide funding agreements and pension risk transfer ("PRT") solutions through our institutional channels. F&G has one reporting segment, which is consistent with and reflects the manner by which our chief operating decision maker views and manages the business.
FGAL, a Delaware corporation, was formed on August 7, 2020, and following a series of reorganizations, became the parent company for the consolidated financial statements via a contribution agreement between Fidelity National Financial, Inc. (NYSE: FNF)("FNF") and FGAL on November 26, 2020. The prior parent company, FGL Holdings, a Cayman Islands exempted company, was incorporated in the Cayman Islands on January 2, 2020, and became the parent company effective June 1, 2020, in conjunction with the acquisition by FNF, as discussed below. The parent company prior to June 1, 2020, also named FGL Holdings, a Cayman Islands exempted company, was originally incorporated in the Cayman Islands on February 26, 2016, as a Special Purpose Acquisition Company ("SPAC") and was publicly traded on the New York Stock Exchange.
On June 1, 2020, FNF acquired 100% of the outstanding equity of FGL Holdings for approximately $2.7 billion pursuant to the Agreement and Plan of Merger, dated February 7, 2020, as amended (the "Merger Agreement"). In connection with the Merger, FNF issued approximately 24 million shares of FNF common stock and paid approximately $1.8 billion in cash to former holders of FGL Holdings ordinary and preferred shares. On August 26, 2020, FNF issued an additional 1 million shares of FNF common stock and paid approximately $100 million in cash to certain former owners of FGL Holdings common stock. At closing, all outstanding shares of FGL Holdings common stock, excluding shares associated with the liability to former owners, were converted into the right to receive the Merger Consideration (as defined in the Merger Agreement). Additionally, each outstanding FGL Holdings Option and FGL Holdings Phantom unit was canceled and converted into options to purchase FNF common stock and phantom units denominated in FNF common stock, and each outstanding warrant to purchase FGL Holdings common stock was converted into the right to purchase and receive upon exercise $8.18 in cash and .0833 shares of FNF common stock. At closing, FNF's subsidiaries' ownership of FGL Holdings common and preferred shares was converted into approximately 7 million shares of FNF common stock.
As a result of the Merger Agreement, our financial statement presentation includes the consolidated financial statements of FGL Holdings and its subsidiaries as "Predecessor" for the period prior to the completion of the merger, as well as the consolidated financial statements of FGAL and its subsidiaries after the merger under a new basis established under purchase accounting in accordance with generally accepted accounting principles in the United States ("GAAP").
On March 16, 2022, FNF announced its intention to partially spin off F&G through a dividend to FNF shareholders. On December 1, 2022, FNF distributed, on a pro rata basis, approximately 15% of the common stock of F&G. FNF retained control of F&G through ownership of approximately 85% of F&G common stock. Effective December 1, 2022, F&G commenced “regular-way” trading of its common stock on the New York Stock Exchange (“NYSE”) under the symbol “FG”.
Discontinued Operations
In connection with the FNF acquisition, certain third party offshore reinsurance businesses were deemed discontinued operations and are presented as such within our consolidated financial statements for all periods presented through the date of their disposition, in accordance with GAAP. On December 18, 2020, we sold F&G

Reinsurance Ltd (“F&G Re”) to Aspida Holdings Ltd (“Aspida”). On May 31, 2021, we sold third party reinsurance business held within Front Street Re Cayman Ltd (“FSRC”) to Archipelago Lexa (C) Limited. The transactions did not have a material impact to our GAAP financial results. Refer to Note R Discontinued Operations for more information.
Recent Developments
7.40% F&G Senior Notes
On January 13, 2023, F&G completed its issuance and sale of $500 million aggregate principal amount of its 7.40% Senior Notes due 2028 (the "7.40% F&G Notes"). F&G intends to use the net proceeds from the offering for general corporate purposes, including to support the growth of assets under management and for F&G's future liquidity requirements.
Dividends
On December 8, 2022, F&G announced that its Board of Directors declared an inaugural quarterly cash dividend of $0.20 per share of common stock pursuant to the previously announced dividend program in which the Company intends to pay quarterly cash dividends on its common stock at an initial aggregate amount of approximately $100 million per year. The dividend was paid January 31, 2023, to stockholders of record as of January 17, 2023. Going forward, starting next quarter, F&G expects to announce the record date and payment date for each dividend, subject to quarterly review and approval by its Board of Directors and any required regulatory approvals, following completion of the relevant fiscal quarter and with payment in the third month of each subsequent quarter, based on the Company’s view of the prevailing and prospective macroeconomic conditions, regulatory landscape and business performance.
F&G Distribution
As noted above, on December 1, 2022, FNF distributed, on a pro rata basis, approximately 15% of the common stock of F&G.
Revolving Credit Facility
On November 22, 2022, we entered into a Credit Agreement (the “Credit Agreement”) with certain lenders (the “Lenders”) and Bank of America, N.A. as administrative agent (in such capacity, the “Administrative Agent”), swing line lender and an issuing bank, pursuant to which the Lenders have made available an unsecured revolving credit facility in an aggregate principal amount of $550 million to be used for working capital and general corporate purposes. As of December 31, 2022, the revolving credit facility was fully drawn with $550 million outstanding. A net partial revolver paydown of $35 million was made on January 6, 2023 and, on February 21, 2023, we entered into an amendment with the Lenders to increase the available aggregate principal amount of the Credit Agreement by $115 million to $665 million. For further information related to the revolving credit facility, refer to Note E Notes Payable.
Stock Split, Increase to Authorized shares and Exchange Agreement with FNF
On June 24, 2022, the following actions previously approved by the F&G board of directors became effective: (i) a stock split in a ratio of 105,000 for 1. FNF, as the sole shareholder, received, in the form of a dividend, 104,999 additional shares of common stock for each share of common stock held. Earnings per share has been retrospectively adjusted to reflect as if the split occurred as of June 1, 2020 in accordance with GAAP; (ii) an increase in the number of authorized shares of common stock from one thousand (1,000) to five hundred million (500,000,000); (iii) an exchange agreement with FNF pursuant to which F&G transferred shares of its common stock to FNF in exchange for the $400 million FNF Promissory Note, after which the note was retired. There was no gain or loss recorded with respect to the exchange agreement. For the twelve months ended December 31, 2022, interest expense on the FNF Promissory Note was approximately $6 million.

Also refer to Note S Subsequent Events.
Principles of Consolidation and Basis of Presentation
The accompanying Consolidated Financial Statements are prepared in accordance with GAAP and include our accounts as well as our wholly owned subsidiaries. All intercompany profits, transactions and balances have been eliminated.
We are involved in certain entities that are considered variable interest entities ("VIEs") as defined under GAAP. Our involvement with VIEs is primarily to invest in assets that allow us to gain exposure to a broadly diversified portfolio of asset classes. A VIE is an entity that does not have sufficient equity to finance its own activities without additional financial support, where investors lack certain characteristics of a controlling financial interest, or where the entity is structured with non-substantive voting rights. We assess our relationships with VIEs to evaluate if we are the primary beneficiary of the VIE. If we determine we are the primary beneficiary of a VIE, we consolidate the assets and liabilities of the VIE in our Consolidated Financial Statements. See Note C Investments for additional information on our investments in VIEs.
Investments
Fixed Maturity Securities Available-for-Sale
Fixed maturity securities are purchased to support our investment strategies, which are developed based on factors including rate of return, maturity, credit risk, duration, tax considerations and regulatory requirements. Our investments in fixed maturity securities have been designated as available-for-sale ("AFS") and are carried at fair value, net of allowance for expected credit losses, with unrealized gains and losses included within accumulated other comprehensive income (loss) ("AOCI"), net of associated adjustments for deferred acquisition costs ("DAC"), value of business acquired ("VOBA"), deferred sales inducements ("DSI"), unearned revenue ("UREV"), Statement of Position 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts, (“SOP 03-1”) reserves, and deferred income taxes. Fair values for fixed maturity securities are principally a function of current market conditions and are primarily valued based on quoted prices in markets that are not active or model inputs that are observable or unobservable. We recognize investment income on fixed maturities based on the effective interest method, which results in the recognition of a constant rate of return on the investment equal to the prevailing rate at the time of purchase or at the time of subsequent adjustments of book value. Realized gains and losses on sales of our fixed maturity securities are determined on the first-in first-out cost basis. We generally record security transactions on a trade date basis except for private placements, which are recorded on a settlement date basis. Realized gains and losses on sales of fixed maturity securities are reported within Recognized gains and losses, net in the accompanying Consolidated Statements of Earnings. Fixed maturity securities AFS are subject to an allowance for credit loss and changes in the allowance are reported in net earnings as a component of Recognized gains and losses, net. For details on our policy around allowance for expected credit losses on available-for-sale securities, refer to Note C Investments.
Preferred and Equity Securities
Equity and preferred securities held are carried at fair value as of the balance sheet dates. The fair values of our equity and preferred securities are based on quoted prices in active markets, or are valued based on quoted prices in markets that are not active, model inputs that are observable or unobservable or based on net asset value (“NAV”). Changes in fair value and realized gains and losses on sales of our preferred and equity securities are reported within Recognized gains and losses, net in the accompanying Consolidated Statements of Earnings. Recognized gains and losses on sales of our preferred and equity securities are credited or charged to earnings on a trade date basis, unless the security is a private placement in which case settlement date basis is used. Interest and dividend income from these investments is reported in Interest and investment income in the accompanying Consolidated Statements of Earnings.

Derivative Financial Instruments
We hedge certain portions of our exposure to product related equity market risk by entering into derivative transactions (primarily call options). All such derivative instruments are recognized as either assets or liabilities in the accompanying Consolidated Balance Sheets at fair value. The changes in fair value are reported within Recognized gains and losses, net in the accompanying Consolidated Statements of Earnings.
We purchase financial instruments and issue products that may contain embedded derivative instruments. If it is determined that the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is bifurcated from the host contract for measurement purposes. The embedded derivative is carried at fair value, which is determined through a combination of market observable inputs such as market value of option and interest swap rates and unobservable inputs such as the mortality multiplier, surrender and withdrawal rates and non-performance spread. The changes in fair value are reported within Benefits and other changes in policy reserves in the accompanying Consolidated Statements of Earnings. See a description of the fair value methodology used in Note B Fair Value of Financial Instruments.
Reinsurance Related Embedded Derivatives
As discussed in Note J Reinsurance, F&G entered into reinsurance agreements with Kubera Insurance (SAC) Ltd. ("Kubera"), effective December 31, 2018, and Aspida Life Re Ltd. ("Aspida Re"), effective January 1, 2021, and amended in August 2021 and September 2022, to cede a quota share of certain deferred annuity and multi-year guaranteed annuities ("MYGA"), respectively, and GAAP and statutory reserves on a coinsurance funds withheld basis, net of applicable existing reinsurance. Effective October 31, 2021, the Kubera agreement was novated from Kubera to Somerset Reinsurance Ltd. ("Somerset"), a certified third-party reinsurer. Funds withheld arrangements allow the Company to retain legal ownership of assets backing reinsurance arrangements until they are earned by the reinsurer while passing credit risk associated with the assets in the funds withheld account to the reinsurer. These arrangements create embedded derivatives considered to be total return swaps with contractual returns that are attributable to the assets and liabilities associated with the reinsurance arrangement. The fair value of the total return swap is based on the change in fair value of the underlying assets held in the funds withheld portfolio. Investment results for the assets that support the coinsurance with funds withheld reinsurance arrangement, including gains and losses from sales, are passed directly to the reinsurer pursuant to contractual terms of the reinsurance arrangement. These total return swaps are not clearly and closely related to the underlying reinsurance contract and thus require bifurcation. The reinsurance related embedded derivative is reported in Prepaid expenses and other assets if in a net gain position, or Accounts payable and accrued liabilities, if in a net loss position on the Consolidated Balance Sheets and the related gains or losses are reported in Recognized gains and losses, net, on the Consolidated Statements of Earnings.
Mortgage Loans
Our investment in mortgage loans consists of commercial and residential mortgage loans on real estate, which are reported at amortized cost, less allowance for expected credit losses. For details on our policy around allowance for expected credit losses on mortgage loans, refer to Note C Investments.
Commercial mortgage loans are continuously monitored by reviewing appraisals, operating statements, rent revenues, annual inspection reports, loan specific credit quality, property characteristics, market trends and other factors.
Commercial mortgage loans are rated for the purpose of quantifying the level of risk. Loans are placed on a watch list when the debt service coverage ("DSC") ratio falls below certain thresholds and the loan-to-value ("LTV") ratios exceeds certain thresholds. Loans on the watchlist are closely monitored for collateral deficiency or other credit events that may lead to a potential loss of principal or interest. We define delinquent mortgage loans as 30 days past due, consistent with industry practice.
Residential mortgage loans have a primary credit quality indicator of either a performing or nonperforming loan. We define nonperforming residential mortgage loans as those that are 90 or more days past due and/or in nonaccrual status, which is assessed monthly. Generally, nonperforming residential mortgage loans have a higher risk of experiencing a credit loss. We consider residential mortgage loans that are 90 or more days past due and have an LTV greater than 90% to be foreclosure probable.
Interest on loans is recognized on an accrual basis at the applicable interest rate on the principal amount outstanding. Loan origination fees and direct costs, as well as premiums and discounts, are amortized as level yield adjustments over the respective loan terms. Unamortized net fees or costs are recognized upon early repayment of the loans. Loan commitment fees are deferred and amortized on an effective yield basis over the term of the loan. Interest income, amortization of premiums and discounts, prepayment fees, and loan commitment fees are reported in Interest and investment income in the accompanying Consolidated Statements of Earnings.

Short-term investments
Short-term investments consist of financial instruments with an original maturity of one year or less when purchased and include short-term fixed maturity securities and money market instruments, which are carried at fair value, and short-term loans, which are carried at amortized cost, which approximates fair value.
Investments in Unconsolidated Affiliates
We primarily account for our investments in unconsolidated affiliates (primarily limited partnerships) using the equity method, where the cost is initially recorded as an investment in the entity. Adjustments to the carrying amount reflect our pro rata ownership percentage of the operating results as indicated by NAV in the limited partnership financial statements. Income from investments in unconsolidated affiliates is included within Interest and investment income in the accompanying Consolidated Statements of Earnings. Recognition of income and adjustments to the carrying amount are delayed due to the availability of the related financial statements, which are obtained from the general partner generally on a one to three-month delay. Management meets quarterly with the general partner to determine whether any credit or other market events have occurred since prior quarter financial statements to ensure any material events are properly included in current quarter valuation and investment income.
Interest and investment income
Dividends and interest income are recorded in Interest and investment income and recognized when earned. Income or losses upon call or prepayment of fixed maturity securities are recognized in Interest and investment income. Amortization of premiums and accretion of discounts on investments in fixed maturity securities are reflected in Interest and investment income over the contractual terms of the investments, and for callable investments at a premium, based on the earliest call date of the investments, in a manner that produces a constant effective yield.
For mortgage-backed and asset-backed securities, included in the fixed maturity securities portfolios, one of two models may be used to recognize interest income. For higher rated securities, interest income will be estimated based on an effective yield that considers cash flows received to date plus current expectations of future cash flows. For all other securities, interest income will be estimated based upon an effective yield that considers current expectations of future cash flows. For both interest income models, the estimated future cash flows include assumptions regarding the performance of the underlying collateral pool.

Interest and investment income is presented net of investment expenses and the effects of certain reinsurance contracts.

Cash and Cash Equivalents
Highly liquid instruments purchased as part of cash management with original maturities of three months or less are considered cash equivalents. The carrying amounts reported in the Consolidated Balance Sheets for these instruments approximate fair value.

Fair Value of Financial Instruments
The fair values of financial instruments presented in the Consolidated Financial Statements are estimates of the fair values at a specific point in time using available market information and appropriate valuation methodologies. These estimates are subjective in nature and involve uncertainties and significant judgment in the interpretation of current market data. See a description of the fair value methodology used in Note B Fair Value of Financial Instruments.
Fair Value of Assets Acquired and Liabilities Assumed in Business Combinations
FASB Accounting Standards Codification ("ASC") Topic 805, Business Combinations, requires an acquirer to recognize, separately from goodwill, the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree, and to measure these items generally at their acquisition date fair values. Goodwill is recorded as the residual amount by which the purchase price exceeds the fair value of the net assets acquired. If the initial accounting for a business combination is incomplete by the end of the reporting period in which the combination occurs, we are required to report provisional amounts in the financial statements for the items for which the accounting is incomplete. Adjustments to provisional amounts initially recorded that are identified during the measurement period are recognized in the reporting period in which the adjustment amounts are determined. This includes any effect on earnings of changes in depreciation, amortization, or other income effects as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. During the measurement period, we are also required to recognize additional assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets and liabilities as of that date. The measurement period ends the sooner of one year from the acquisition date or when we receive the information we were seeking about facts and circumstances that existed as of the acquisition date or learn that more information is not obtainable. Contingent consideration liabilities or receivables recorded in connection with business acquisitions must also be adjusted for changes in fair value until settled.
Goodwill
Goodwill represents the excess of cost over fair value of identifiable net assets acquired and assumed in a business combination. Goodwill and other intangible assets with indefinite useful lives are reviewed for impairment at the reporting unit level on an annual basis or more frequently if circumstances indicate potential impairment, through a comparison of fair value to the carrying amount. In evaluating the recoverability of goodwill, we first determined that based on the level at which the operating results are shared with and regularly reviewed by the Company’s Chief Operating Decision Maker, the Company is a single reporting unit. Next, we perform a qualitative analysis at the reporting unit level to determine whether there are any events or circumstances that would indicate it is more likely than not that the fair value of our recorded goodwill exceeds its carrying value, prior to performing a full fair-value assessment.
We complete annual goodwill impairment analyses in the fourth quarter of each period presented using a September 30 measurement date. For the years ended December 31, 2022, December 31, 2021, the period from June 1, 2020 to December 31, 2020 and for the Predecessor periods from January 1, 2020 to May 31, 2020 we determined there were no events or circumstances which indicated that the carrying value of a reporting unit exceeded the fair value.
VOBA, DAC and DSI
Our intangible assets include the value of insurance and reinsurance contracts acquired (hereafter referred to as VOBA), DAC and DSI.
VOBA is an intangible asset that reflects the amount recorded as insurance contract liabilities less the estimated fair value of in-force contracts (“VIF”) in a life insurance company acquisition. It represents the portion of the purchase price that is allocated to the value of the rights to receive future cash flows from the business in force at the acquisition date. VOBA is a function of the VIF, current GAAP reserves, GAAP assets, and deferred tax liability. The VIF is determined by the present value of statutory distributable earnings less opening required capital, and is sensitive to assumptions including the discount rate, surrender rates, partial withdrawals, utilization rates, projected investment spreads, mortality, and expenses. DAC consists principally of commissions that are related directly to the successful sale of new or renewal insurance contracts, which may be deferred to the extent recoverable. Indirect or unsuccessful acquisition costs, maintenance, product development and overhead expenses are charged to expense as incurred. DSI represents up front bonus credits and vesting and persistency bonuses to policyholder account values, which may be deferred to the extent recoverable.
The methodology for determining the amortization of VOBA, DAC and DSI varies by product type. For all insurance contracts accounted for under long-duration contract deposit accounting, amortization is based on assumptions consistent with those used in the development of the underlying contract liabilities, adjusted for emerging experience and expected trends. For all of the insurance intangibles (VOBA, DAC and DSI), the balances are generally amortized over the lives of the policies in relation to the expected emergence of estimated gross profits (“EGPs”) from investment income, surrender charges and other product fees, less policy benefits, maintenance expenses, mortality, and expense margins. Recognized gains (losses) on investments, changes in fair value of derivatives, and changes in fair value of the embedded derivative on our FIA and IUL products are included in actual gross profits in the period realized as described further below. Amortization is reported within Depreciation and amortization in the accompanying Consolidated Statements of Earnings.
Changes in assumptions, including our earned rate (i.e., long term assumptions of the Company’s expected earnings on related investments), budgeted option costs (i.e., the expected cost to purchase call options in future periods to fund the equity indexed linked feature) and surrender rates can have a significant impact on VOBA, DAC and DSI balances and amortization rates. Due to the relative size and sensitivity to minor changes in underlying assumptions of those intangible balances, we perform quarterly and annual analyses of the VOBA, DAC and DSI balances for recoverability to ensure that the unamortized portion does not exceed the expected recoverable amounts. At each evaluation date, actual historical gross profits are reflected with the impact on the intangibles reported as “unlocking” as a component of amortization expense, and estimated future gross profits and related assumptions are evaluated for continued reasonableness. Any adjustment in estimated future gross profits requires that the amortization rate be revised (“unlocking”) retroactively to the date of the contract issuance or acquisition date with respect to VOBA. The cumulative unlocking adjustment is recognized as a component of current period amortization and reflected within Depreciation and amortization in the accompanying Consolidated Statements of Earnings.
For investment-type products, the VOBA, DAC and DSI assets are adjusted for the impact of unrealized gains (losses) on AFS investments as if these gains (losses) had been realized, with corresponding credits or charges included in AOCI ("shadow adjustments").
Refer to Note Q Recent Accounting Pronouncements for further discussion of accounting pronouncements not yet adopted that may have a significant impact on future estimated amortization expense upon adoption.
Other Intangible Assets
We have other intangible assets, not including goodwill, VOBA, DAC or DSI, which consist primarily of customer relationships and contracts, the value of distribution network acquired ("VODA"), trademarks and tradenames, state licenses and computer software, which are generally recorded in connection with business combinations at their fair value. Intangible assets with estimable lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In general, customer relationships are amortized over their estimated useful lives, generally ten years, using an accelerated method, which takes into consideration expected customer attrition rates. VODA is an intangible asset that represents the value of an acquired distribution network and is amortized using the sum of years digits method. Contractual relationships are generally amortized over their contractual life. Trademarks and tradenames are generally amortized over ten years. Capitalized computer software includes the fair value of software acquired in business combinations, purchased software and capitalized software development costs. Purchased software is recorded at cost and amortized using the straight-line method over its estimated useful life. Software acquired in business combinations is recorded at its fair value and amortized using straight-line or accelerated methods over its estimated useful life. For internal-use computer software products, internal and external costs incurred during the preliminary project stage are expensed as they are incurred. Internal and external costs incurred during the application development stage are capitalized and amortized on a product by product basis commencing on the date the software is ready for its intended use. We do not capitalize any costs once the software is ready for its intended use.
We recorded $14 million of impairment expense to other intangible assets for the year ended December 31, 2022. We recorded no impairment expense to other intangible assets during the year ended December 31, 2021, the period from June 1 to December 31, 2020, and the Predecessor period from January 1 to May 31, 2020.
Property and Equipment
Property and equipment are recorded at cost, less accumulated depreciation. Depreciation is computed primarily using the straight-line method based on the estimated useful lives of the related assets: twenty to thirty years for buildings and zero to twenty-five years for furniture, fixtures and equipment. Leasehold improvements are amortized on a straight-line basis over the lesser of the term of the applicable lease or the estimated useful lives of such assets. Property and equipment are reviewed for impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable.
Contractholder Funds
Contractholder funds include FIAs, fixed rate annuities, IULs, funding agreements and PRT and immediate annuities contracts without life contingencies. The liabilities for contractholder funds for fixed rate annuities, funding agreements and PRT and immediate annuities contracts without life contingencies consist of contract account balances that accrue to the benefit of the contractholders. The liabilities for FIA and IUL policies consist of the value of the host contract plus the fair value of the indexed crediting feature of the policy, which is accounted for as an embedded derivative. The embedded derivative is carried at fair value in Contractholder Funds in the accompanying Consolidated Balance Sheets with changes in fair value reported in Benefits and other changes in policy reserves in the accompanying Consolidated Statements of Earnings. See a description of the fair value methodology used in Note B Fair Value of Financial Instruments.
Liabilities for the Guaranteed Minimum Withdrawal Benefits ("GMWB") and Guaranteed Minimum Death Benefit ("GMDB") riders on FIA and fixed rate annuity products are calculated by multiplying the benefit ratio by the cumulative assessments recorded from contract inception through the balance sheet date less the cumulative guaranteed minimum withdrawal and death benefit payments plus interest. The benefit ratio is the ratio of the present value of future guaranteed minimum withdrawal and death benefit payments to the present value of the assessments used to provide the guaranteed minimum withdrawal and death benefit payments using the same assumptions as we use for our intangible assets. If experience or assumption changes result in a new benefit ratio, the reserves are adjusted to reflect the changes in a manner similar to the unlocking of VOBA, DAC and DSI. The accounting for these GMWB and GMDB benefit liabilities (also referred to as “SOP 03-1 liabilities”) impact EGPs used to calculate amortization of VOBA, DAC and DSI. The related reserve is adjusted for the impact of unrealized gains (losses) on AFS investments as if these gains (losses) had been realized, with corresponding credits or charges included in AOCI ("shadow adjustments").
Contractholder funds include funds related to funding agreements that have been issued pursuant to the FABN Program as well as to the Federal Home Loan Bank of Atlanta ("FHLB"). Single premiums are received at the initiation of the funding agreements. As of December 31, 2022 and December 31, 2021, we had approximately $2,200 million and $1,900 million, respectively, outstanding under the FABN Program, which provides for semi-annual interest payments with principal maturities. Reserves for the FHLB funding agreements totaled $1,982 million and $1,543 million as of December 31, 2022 and December 31, 2021, respectively. The FHLB agreements provide a guaranteed stream of payments or provide for a bullet payment at maturity with renewal provisions. In accordance with the FHLB agreements, the investments supporting the funding agreement liabilities are pledged as collateral to secure the FHLB funding agreement liabilities and are not available to settle our general obligations. The collateral investments had a fair value of $3,387 million and $2,469 million as of December 31, 2022 and December 31, 2021, respectively. Payments pursuant to FABN and FHLB funding agreements extend through 2029.
Future Policy Benefits
The liabilities for future policy benefits and claim reserves for traditional life policies and life-contingent immediate annuity policies (which includes life-contingent PRT annuities) are computed using assumptions for investment yields, mortality and withdrawals, with a provision for adverse deviation, based on generally accepted actuarial methods and assumptions at the time of acquisition or contract issue. The investment yield assumption for the years ended December 31, 2022 and December 31, 2021 was 4.3% for traditional direct life reserves for all contracts, 4.1% for life contingent pay-out annuities, and ranges from 3.6% to 6.9% for PRT annuities with life contingencies. Policies are terminated through surrenders, lapses and maturities, where surrenders represent the voluntary terminations of policies by policyholders, lapses represent cancellations by us due to nonpayment of premiums and maturities are determined by policy contract terms. Surrender assumptions are based upon policyholder experience adjusted for expected future conditions.
For long-duration contracts the assumptions are locked in at contract inception and only modified if we deem the reserves to be inadequate. We periodically review actual and anticipated experience compared to the assumptions used to establish policy benefits. If the net GAAP liability (gross reserves less VOBA, DAC and DSI) is less than the gross premium liability, impairment is deemed to have occurred, and the VOBA, DAC and DSI asset balances are reduced until the net GAAP liability is equal to the gross premium liability. If the VOBA, DAC and DSI asset balances are completely written off and the net GAAP liability is still less than the gross premium liability, then an additional liability is recorded to arrive at the gross premium liability.
Income Taxes
We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities and expected benefits of utilizing net operating loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We evaluate the likelihood of realizing the benefit of our deferred tax assets and may record a valuation allowance if, based on all available evidence, we determine that it is more likely than not that some portion of the tax benefit will not be realized. We adjust the valuation allowance if, based on our evaluation, there is a change in the amount of deferred income tax assets that are deemed more-likely-than-not to be realized. The impact on deferred taxes of changes in tax rates and laws, if any, is applied to the years during which temporary differences are expected to be settled and reflected in the financial statements in the period enacted.
Reinsurance
Our insurance subsidiaries enter into reinsurance agreements with other companies in the normal course of business. For arrangements in which F&G follows reinsurance accounting and for most arrangements that are accounted for as separate investment contracts, we present the amounts consistently and on a gross basis in our Consolidated Balance Sheets with the ceded reserves balance presented as a Reinsurance recoverable. Where applicable, deferred gains associated with the reinsurance of insurance and investment contracts will be included within Accounts payable and accrued expenses with the related accretion reflected within Life insurance premiums and other fees on the Consolidated Balance Sheets and Statements of Earnings, respectively. Where applicable, deferred costs associated with the reinsurance of insurance and investment contracts will be included within the Prepaid expense and other assets with the related amortization reflected within Other operating expenses in the Consolidated Balance Sheets and Statements of Earnings, respectively. Premium and expense are recorded net of reinsurance ceded for both insurance and investment contracts.
For some arrangements for which deposit accounting is applied or the arrangement is accounted for as a separate investment contract, the assets and liabilities of certain reinsurance contracts are presented on a net basis in the accompanying Consolidated Balance Sheets. The related net investment income, investment gain/loss, and change in reserves are presented net on the accompanying Consolidated Statements of Earnings. F&G intends to apply the right of offset where there is a right of offset explicit in the reinsurance agreement. See Note J Reinsurance for more details over F&G's reinsurance agreements.

Revenue Recognition
The Company's life insurance premiums reflect premiums for traditional life policies and life-contingent immediate annuity policies (which includes life-contingent PRT annuities) which are recognized as revenue when due from the policyholder. We have ceded the majority of our traditional life business to unaffiliated third-party reinsurers. While the base contract has been reinsured, we continue to retain the return of premium rider. Insurance and investment product fees and other consist primarily of the cost of insurance on IUL policies, unearned revenue on IUL policies, policy rider fees primarily on FIA policies and surrender charges assessed against policy withdrawals in excess of the policyholder's allowable penalty-free amounts. Surrender charges are earned when a policyholder withdraws funds from the contract early or cancels the contract. Other income related to riders is earned when elected by the policyholder.
Premium and annuity deposit collections for FIA, fixed rate annuities, immediate annuities and PRT without life contingencies, and amounts received for funding agreements are reported in the financial statements as deposit liabilities (i.e., Contractholder Funds) instead of as sales or revenues. Similarly, cash payments to customers are reported as decreases in the liability for contractholder funds and not as expenses. Sources of revenues for products accounted for as deposit liabilities include net investment income, surrender, cost of insurance and other charges deducted from Contractholder Funds, and net realized gains (losses) on investments. Components of expenses for products accounted for as deposit liabilities are interest-sensitive and index product benefits (primarily interest credited to account balances or the hedging cost of providing index credits to the policyholder), amortization of VOBA, DAC and DSI, other operating costs and expenses, and income taxes.
Premiums, annuity deposits (net of reinsurance) and funding agreements, which are not included as revenues in the accompanying Consolidated Statements of Earnings, collected by product type were as follows:

	Year Ended December 31,		Period from June 1 to December 31,	Period from January 1 to May 31,
	2022	2021	2020	2020
				Predecessor
Product Type
Fixed indexed annuities	$4,483	$4,420	$1,966	$1,469
Fixed rate annuities	1,522	878	631	146
Funding agreements (FABN/FHLB)	1,891	2,658	100	100
Life insurance and other (a)	446	329	152	102
Total	$8,342	$8,285	$2,849	$1,817

(a)Life insurance and other primarily includes indexed universal life insurance.
Interest and investment income consist primarily of interest payments received on fixed maturity security holdings and dividends received on equity and preferred security holdings along with the investment income of limited partnerships and is recognized when earned.
Benefits and Other Changes in Policy Reserves
Benefit expenses for FIAs, fixed rate annuities, IUL policies and funding agreements include interest credited and, for FIA and IUL policies, index credits, to contractholder account balances. Benefit claims in excess of contract account balances, net of reinsurance recoveries, are charged to expense in the period that they are earned by the policyholder based on their selected strategy or strategies. Interest crediting rates associated with funds invested in the general account of our insurance subsidiaries for the years ended December 31 2022 and December 31, 2021 range from 0.5% to 6.0% for fixed rate annuities and FIAs combined and 3.0% to 4.8% for IULs. For funding agreements, the rates range from 0.8% to 5.15% for the year ended December 31, 2022 and 0.2% to 5.0% for the year ended December 31, 2021. Other changes in policy reserves include the change in the fair value of the FIA embedded derivative and the change in the SOP 03-1 reserve for GMWB and GMDB benefits.
Other changes in policy reserves also include the change in reserves for life insurance products. For traditional life and immediate annuities (which includes PRT annuities with life contingencies), policy benefit claims are charged to expense in the period that the claims are incurred, net of reinsurance recoveries.

Stock-Based Compensation Plans
We account for stock-based compensation plans using the fair value method. Using the fair value method of accounting, compensation cost is measured based on the fair value of the award at the grant date using quoted market prices, and recognized over the service period.
Earnings Per Share
Basic earnings per share ("EPS"), as presented on the Consolidated Statement of Earnings, is computed by dividing net earnings from continuing operations and separately from discontinued operations by the weighted average number of common shares outstanding during the period. In periods when earnings are positive, diluted earnings per share is calculated by dividing net earnings from continuing operations and separately from discontinued operations by the weighted average number of common shares outstanding plus the impact of assumed conversions of potentially dilutive securities. For periods when we recognize a net loss, diluted earnings per share is equal to basic earnings per share as the impact of assumed conversions of potentially dilutive securities is considered to be antidilutive. Prior to the FNF acquisition, we had certain non-vested stock, stock options, warrants and performance share units, which have been treated as common share equivalents for purposes of calculating diluted earnings per share for periods in which positive earnings have been reported. For periods prior to the FNF acquisition, the effect of a potential conversion of outstanding preferred shares to common shares is not considered in the diluted EPS calculation as the preferred shareholders did not yet have the right to convert.
On June 24, 2022, the following action previously approved by the F&G board of directors became effective: (i) a stock split in a ratio of 105,000 for 1. Earnings per share has been retrospectively adjusted to reflect as if the split occurred as of June 1, 2020, in accordance with GAAP.
Refer to Note P - Earnings Per Share for more details over our calculation of EPS.

Comprehensive Earnings (Loss)
We report Comprehensive earnings (loss) in accordance with GAAP on the Consolidated Statements of Comprehensive Earnings. Total comprehensive earnings are defined as all changes in shareholders' equity during a period, other than those resulting from investments by and distributions to shareholders. While total comprehensive earnings is the activity in a period and is largely driven by net earnings in that period, accumulated other comprehensive earnings or loss represents the cumulative balance of other comprehensive earnings, net of tax, as of the balance sheet date. Amounts reclassified to net earnings relate to the realized gains (losses) on our investments and other financial instruments, excluding investments in unconsolidated affiliates, and are included in Recognized gains and losses, net on the Consolidated Statements of Earnings.
Management Estimates
The preparation of these Consolidated Financial Statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Periodically, and at least annually, typically in the third quarter, we review the assumptions associated with reserves for policy benefits, product guarantees, and amortization of intangibles. During the fourth quarter of 2022, based on increases in interest rates and pricing changes during 2022, we updated certain FIA assumptions used to calculate the fair value of the embedded derivative component within contractholder funds and certain assumptions used to calculate SOP 03-1 liabilities and intangible balances. These changes, taken together, resulted in an increase in contractholder funds and future policy benefits of $97 million and an increase to intangible assets of $47 million.
During the third quarter of 2021, we implemented a new actuarial valuation system. As a result, our third quarter 2021 assumption updates include model refinements and assumption updates resulting from the implementation. The system implementation and assumption review process that occurred in the third quarter of 2021, included refinements in the calculation of the fair value of the embedded derivative component of our FIAs within contractholder funds and updates to the surrender rates, GMWB utilization, IUL premium persistency, maintenance expenses, and earned rate assumptions to reflect our current and expected future experience. These changes, taken together, resulted in a decrease in contractholder funds and future policy reserves of $425 million and a decrease to intangible assets of $136 million. These model refinements and assumptions are also used in the SOP 03-1 liability for GMWB and GMDB benefits and resulted in an increase in the liability of $28 million. There was no material change to underlying policyholder behavior. The majority of the changes represent one-time adjustments in the third quarter of 2021 related to the cumulative impact of the system implementation and are not expected to re-occur in the future.

Note B — Fair Value of Financial Instruments
Our measurement of fair value is based on assumptions used by market participants in pricing the asset or liability, which may include inherent risk, restrictions on the sale or use of an asset, or non-performance risk, which may include our own credit risk. We estimate an exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability (“exit price”) in the principal market, or the most advantageous market for that asset or liability in the absence of a principal market as opposed to the price that would be paid to acquire the asset or assume a liability (“entry price”). We categorize financial instruments carried at fair value into a three-level fair value hierarchy, based on the priority of inputs to the respective valuation technique. The three-level hierarchy for fair value measurement is defined as follows:
Level 1 – Values are unadjusted quoted prices for identical assets and liabilities in active markets accessible at the measurement date.
Level 2 – Inputs include quoted prices for similar assets or liabilities in active markets, quoted prices from those willing to trade in markets that are not active, or other inputs that are observable or can be corroborated by market data for the term of the instrument. Such inputs include market interest rates and volatilities, spreads, and yield curves.
Level 3 – Certain inputs are unobservable (supported by little or no market activity) and significant to the fair value measurement. Unobservable inputs reflect the Company’s best estimate of what hypothetical market participants would use to determine a transaction price for the asset or liability at the reporting date based on the best information available in the circumstances.
NAV - Certain equity investments are measured using NAV as a practical expedient in determining fair value. In addition, our unconsolidated affiliates (primarily limited partnerships) are primarily accounted for using the equity method of accounting with fair value determined using NAV as a practical expedient. Our carrying value reflects our pro rata ownership percentage as indicated by NAV in the limited partnership financial statements, which we may adjust if we determine NAV is not calculated consistent with investment company fair value principles. The underlying investments of the limited partnerships may have significant unobservable inputs, which may include, but are not limited to, comparable multiples and weighted average cost of capital rates applied in valuation models or a discounted cash flow model. Additionally, management meets quarterly with the general partner to determine whether any credit or other market events have occurred since prior quarter financial statements to ensure any material events are properly included in current quarter valuation and investment income.
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the investment.
When a determination is made to classify an asset or liability within Level 3 of the fair value hierarchy, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement. Because certain securities trade in less liquid or illiquid markets with limited or no pricing information, the determination of fair value for these securities is inherently more difficult. In addition to the unobservable inputs, Level 3 fair value investments may include observable components, which are components that are actively quoted or can be validated to market-based sources.

The carrying amounts and estimated fair values of our financial instruments for which the disclosure of fair values is required, including financial assets and liabilities measured and carried at fair value on a recurring basis, with the exception of investment contracts, portions of other long-term investments and debt, which are disclosed later within this footnote, was summarized according to the hierarchy previously described, as follows (in millions):

	December 31, 2022
	Level 1	Level 2	Level 3	NAV	Fair Value	Carrying Amount
Assets
Cash and cash equivalents	$960	$—	$—	$—	$960	$960
Fixed maturity securities, available-for-sale:
Asset-backed securities	—	5,204	6,263	—	11,467	11,467
Commercial mortgage-backed securities	—	2,999	37	—	3,036	3,036
Corporates	—	11,472	1,427	—	12,899	12,899
Hybrids	93	612	—	—	705	705
Municipals	—	1,381	29	—	1,410	1,410
Residential mortgage-backed securities	—	1,219	302	—	1,521	1,521
U.S. Government	32	—	—	—	32	32
Foreign Governments	—	132	16	—	148	148
Preferred securities	248	474	—	—	722	722
Equity securities	54	—	—	47	101	101
Derivative investments	—	244	—	—	244	244
Short term investments	1,556	—	—	—	1,556	1,556
Reinsurance related embedded derivative, included in other assets	—	279	—	—	279	279
Other long-term investments	—	—	71	—	71	71
Total financial assets at fair value	$2,943	$24,016	$8,145	$47	$35,151	$35,151
Liabilities
Derivatives:
FIA/ IUL embedded derivatives, included in contractholder funds	—	—	3,115	—	3,115	3,115
Total financial liabilities at fair value	$—	$—	$3,115	$—	$3,115	$3,115

	December 31, 2021
	Level 1	Level 2	Level 3	NAV	Fair Value	Carrying Amount
Assets
Cash and cash equivalents	$1,533	$—	$—	$—	$1,533	$1,533
Fixed maturity securities, available-for-sale:
Asset-backed securities	—	4,736	3,959	—	8,695	8,695
Commercial mortgage-backed securities	—	2,929	35	—	2,964	2,964
Corporates	—	13,883	1,121	—	15,004	15,004
Hybrids	132	749	—	—	881	881
Municipals	—	1,398	43	—	1,441	1,441
Residential mortgage-backed securities	—	722	—	—	722	722
U.S. Government	50	—	—	—	50	50
Foreign Governments	—	187	18	—	205	205
Preferred securities	407	620	1	—	1,028	1,028
Equity securities	95	—	—	48	143	143
Derivative investments	—	816	—		816	816
Short-term investments	50	2	321	—	373	373
Other long-term investments	—	—	78	—	78	78
Total financial assets at fair value	$2,267	$26,042	$5,576	$48	$33,933	$33,933
Liabilities
Derivatives:
FIA/ IUL embedded derivatives, included in contractholder funds	—	—	3,883	—	3,883	3,883
Reinsurance related embedded derivatives, included in accounts payable and accrued liabilities	—	73	—	—	73	73
Total financial liabilities at fair value	$—	$73	$3,883	$—	$3,956	$3,956
Valuation Methodologies
Cash and Cash Equivalents
The carrying amounts reported in the Consolidated Balance Sheets for these instruments approximate fair value.
Fixed Maturity Preferred and Equity Securities
We measure the fair value of our securities based on assumptions used by market participants in pricing the security. The most appropriate valuation methodology is selected based on the specific characteristics of the fixed maturity, preferred or equity security, and we will then consistently apply the valuation methodology to measure the security’s fair value. Our fair value measurement is based on a market approach, which utilizes prices and other relevant information generated by market transactions involving identical or comparable securities. Sources of inputs to the market approach include third-party pricing services, independent broker quotations, or pricing matrices. We use observable and unobservable inputs in our valuation methodologies. Observable inputs include benchmark yields, reported trades, broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including market research publications. In addition, market indicators and industry and economic events are monitored and further market data will be acquired when certain thresholds are met.
For certain security types, additional inputs may be used, or some of the inputs described above may not be applicable. The significant input used in the fair value measurement of equity securities for which the market approach valuation technique is employed is yield for comparable securities. Increases or decreases in the yields would result in lower or higher, respectively, fair value measurements. For broker-quoted only securities, quotes from market makers or broker-dealers are obtained from sources recognized to be market participants. We believe the broker quotes are prices at which trades could be executed based on historical trades executed at broker-quoted or slightly higher prices.

We analyze the third-party valuation methodologies and related inputs to perform assessments to determine the appropriate level within the fair value hierarchy. However, we did not adjust prices received from third parties as of December 31, 2022 or December 31, 2021.
Certain equity investments are measured using NAV as a practical expedient in determining fair value.
Derivative Financial Instruments
The fair value of call options is based upon valuation pricing models, which represents what we would expect to receive or pay at the balance sheet date if we canceled the options, entered into offsetting positions, or exercised the options. Fair values for these instruments are determined internally, based on industry accepted valuation pricing models, which use market-observable inputs, including interest rates, yield curve volatilities, and other factors.
The fair value of futures contracts (specifically for FIA contracts) represents the cumulative unsettled variation margin (open trade equity, net of cash settlements), which represents what we would expect to receive or pay at the balance sheet date if we canceled the contracts or entered into offsetting positions. These contracts are classified as Level 1.
The fair value measurement of the FIA/IUL embedded derivatives included in contractholder funds is determined through a combination of market observable information and significant unobservable inputs using the option budget method. The market observable inputs are the market value of option and treasury rates. The significant unobservable inputs are the budgeted option cost (i.e., the expected cost to purchase call options in future periods to fund the equity indexed linked feature), surrender rates, mortality multiplier and non-performance spread. The mortality multiplier at December 31, 2022 and December 31, 2021 was applied to the 2012 Individual Annuity mortality tables. Increases or decreases in the market value of an option in isolation would result in a higher or lower, respectively, fair value measurement. Increases or decreases in treasury rates, mortality multiplier, surrender rates, or non-performance spread in isolation would result in a lower or higher fair value measurement, respectively. Generally, a change in any one unobservable input would not directly result in a change in any other unobservable input. Also refer to Management's Estimates in Note A Business and Summary of Significant Accounting Policies regarding updated assumptions during the fourth quarter of 2022 and the implementation of a new actuarial valuation system and assumption updates during the third quarter of 2021. The system implementation and assumption review process included refinements in the calculation of the fair value of the embedded derivative component of our fixed indexed annuities.
The fair value of the reinsurance-related embedded derivatives in the funds withheld reinsurance agreements with Kubera (effective October 31, 2021, this agreement was novated from Kubera to Somerset, a certified third party reinsurer) and Aspida Re are estimated based upon the fair value of the assets supporting the funds withheld from reinsurance liabilities. The fair value of the assets is based on a quoted market price of similar assets (Level 2), and therefore the fair value of the embedded derivative is based on market-observable inputs and classified as Level 2. See Note J Reinsurance for further discussion on F&G reinsurance agreements.
Short-term Investments
The carrying amounts reported in the Consolidated Balance Sheets for these instruments approximate fair value.
Other Long-term Investments
We hold a fund-linked note, which provides for an additional payment at maturity based on the value of an embedded derivative based on the actual return of a dedicated return fund. Fair value of the embedded derivative is based on an unobservable input, the net asset value of the fund at the balance sheet date. The embedded derivative is similar to a call option on the net asset value of the fund with a strike price of zero since we will not be required to make any additional payments at maturity of the fund-linked note in order to receive the net asset value of the fund on the maturity date. A Black-Scholes model determines the net asset value of the fund as the fair value of the call option regardless of the values used for the other inputs to the option pricing model.  The net asset value of the fund is provided by the fund manager at the end of each calendar month and represents the value an investor would receive if it withdrew its investment on the balance sheet date. Therefore, the key unobservable input used in the

Black-Scholes model is the value of the fund. As the value of the fund increases or decreases, the fair value of the embedded derivative will increase or decrease. See further discussion on the available-for-sale embedded derivative in Note D Derivative Financial Instruments.
The fair value of the credit-linked note is based on a weighted average of a broker quote and a discounted cash flow analysis. The discounted cash flow approach is based on the expected portfolio cash flows and amortization schedule reflecting investment expectations, adjusted for assumptions on the portfolio's default and recovery rates, and the note's discount rate. The fair value of the note is provided by the fund manager at the end of each quarter.
Quantitative information regarding significant unobservable inputs used for recurring Level 3 fair value measurements of financial instruments carried at fair value as of December 31, 2022 and December 31, 2021 are as follows:

	Fair Value at	Valuation Technique	Unobservable Input(s)	Range (Weighted average)
	December 31, 2022
	(in millions)			December 31, 2022
Assets
Asset-backed securities	$5,916	Broker-quoted	Offered quotes	52.85% - 117.17% (94.18%)
Asset-backed securities	347	Third-Party Valuation	Offered quotes	41.43% - 210.50% (67.99%)
Commercial mortgage-backed securities	20	Broker-quoted	Offered quotes	109.02% - 109.02% (109.02%)
Commercial mortgage-backed securities	17	Third-Party Valuation	Offered quotes	74.66% - 88.48% (82.74%)
Corporates	602	Broker-quoted	Offered quotes	79.16% - 102.53% (94.16%)
Corporates	825	Third-Party Valuation	Offered quotes	—% - 104.96% (89.69%)
Municipals	29	Third-Party Valuation	Offered quotes	93.95% - 93.95% (93.95%)
Residential mortgage-backed securities	302	Broker-quoted	Offered quotes	0.00% - 91.04% (86.38%)
Foreign governments	16	Third-Party Valuation	Offered quotes	99.78% - 102.29% (100.56%)
Other long-term investments:
Available-for-sale embedded derivative	23	Black Scholes model	Market value of fund	100.00%
Secured borrowing receivable	10	Broker-quoted	Offered quotes	100.00% - 100.00% (100.00%)
Credit linked note	15	Broker-quoted	Offered quotes	96.23%
Investment in affiliate	23	Market Comparable Company Analysis	EBITDA multiple	5x-5.5x
Total financial assets at fair value	$8,145
Liabilities
Derivative investments:
FIA/IUL embedded derivatives, included in contractholder funds	3,115	Discounted cash flow	Market value of option	0.00% - 23.90% (0.87%)
			Swap rates	3.88% - 4.73% (4.31%)
			Mortality multiplier	100.00% - 100.00% (100.00%)
			Surrender rates	0.25% - 70.00% (6.57%)
			Partial withdrawals	2.00% - 29.41% (2.73%)
			Non-performance spread	0.48% - 1.44% (1.30%)

		Option cost	0.07% - 4.97% (1.89%)
Total financial liabilities at fair value	$3,115

	Fair Value at	Valuation Technique	Unobservable Input(s)	Range (Weighted average)
	December 31, 2021
	(in millions)			December 31, 2021
Assets
Asset-backed securities	$3,844	Broker-quoted	Offered quotes	52.56% - 260.70% (97.06)%
Asset-backed securities	115	Third-Party Valuation	Offered quotes	93.02% - 108.45% (104.95)%
Commercial mortgage-backed securities	24	Broker-quoted	Offered quotes	126.70% - 126.70% (126.70)%
Commercial mortgage-backed securities	11	Third Party Valuation	Offered quotes	97.91% - 97.91% (97.91)%
Corporates	380	Broker-quoted	Offered quotes	—% - 109.69% (100.91)%
Corporates	741	Third-Party Valuation	Offered quotes	85.71% - 119.57% (107.72)%
Municipals	43	Third-Party Valuation	Offered quotes	135.09% - 135.09% (135.09)%
Foreign governments	18	Third-Party Valuation	Offered quotes	107.23% - 116.44%% (110.11)%
Short-term	321	Broker-quoted	Offered quotes	100.00% - 100.00% (100.00)%
Preferred securities	1	Income-Approach	Yield	2.43%
Other long-term investments:
Available-for-sale embedded derivative	34	Black Scholes model	Market value of fund	100.00%
Credit linked note	23	Broker-quoted	Offered quotes	100.00%
Investment in affiliate	21	Market Comparable Company Analysis	EBITDA multiple	8x-8x
Total financial assets at fair value	$5,576
Liabilities
Derivatives:
FIA/ IUL embedded derivatives, included in contractholder funds	3,883	Discounted cash flow	Market value of option	—% - 38.72% (3.16)%
			Swap rates	0.05% - 1.94% (1.00)%
			Mortality multiplier	100.00% - 100.00% (100.00)%
			Surrender rates	0.25% - 70.00% (6.26)%
			Partial withdrawals	2.00% - 23.26% (2.72)%
			Non-performance spread	0.43% - 1.01% (0.68)%
			Option cost	0.07% - 4.97% (1.83)%
Total financial liabilities at fair value	$3,883
The following tables summarize changes to the Company’s financial instruments carried at fair value and classified within Level 3 of the fair value hierarchy for the years ended December 31, 2022 and 2021, respectively.

This summary excludes any impact of amortization of VOBA, DAC and DSI. The gains and losses below may include changes in fair value due in part to observable inputs that are a component of the valuation methodology.

	Year ended December 31, 2022
	(in millions)
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period	Change in Unrealized Included in OCI
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities available-for-sale:
Asset-backed securities	$3,959	$(6)	$(393)	$3,269	$(39)	$(541)	$14	$6,263	$(426)
Commercial mortgage-backed securities	35	—	(5)	—	—	—	7	37	(4)
Corporates	1,121	1	(187)	710	(20)	(215)	17	1,427	(188)
Hybrids	—	—	—	—	—	—	—	—	—
Municipals	43	—	(14)	—	—	—	—	29	(13)
Residential mortgage-backed securities	—	—	—	316	—	—	(14)	302	—
Foreign Governments	18	—	(2)	—	—	—	—	16	(1)
Short-term	321	—	(1)	20	—	—	(340)	—	(1)
Preferred securities	1	—	(1)	—	—	—	—	—	(1)
Equity securities	—	—	—	—	—	—	—	—	—
Other long-term investments:								—	—
Available-for-sale embedded derivative	34	(11)	—	—	—	—	—	23	—
Investment in affiliate	21	—	2	—	—	—	—	23	2
Credit linked note	23	(1)	(1)	—	(2)	(4)	—	15	—
Secured borrowing receivable	—	—	—	—	—	—	10	10	—
Total assets at Level 3 fair value	$5,576	$(17)	$(602)	$4,315	$(61)	$(760)	$(306)	$8,145	$(632)
Liabilities
FIA/IUL embedded derivatives, included in contractholder funds	3,883	(1,382)	—	768	—	(154)	—	3,115	—
Total liabilities at Level 3 fair value	$3,883	$(1,382)	$—	$768	$—	$(154)	$—	$3,115	$—
(a)The net transfers out of Level 3 during the year ended December 31, 2022 were to Level 2, except for the net transfers out related to our other long-term investment, which was to Level 1.

	Year ended December 31, 2021
	(in millions)
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period	Change in Unrealized Included in OCI
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities available-for-sale:
Asset-backed securities	$1,350	$(1)	$(8)	$3,417	$(97)	$(595)	$(107)	$3,959	$4
Commercial mortgage-backed securities	26	—	(3)	12	—	—	—	35	1
Corporates	1,274	8	(40)	154	(9)	(247)	(19)	1,121	23
Hybrids	4	—	—	—	—	(4)	—	—	—
Municipals	43	—	—	—	—	—	—	43	7
Residential mortgage-backed securities	483	—	(1)	14	—	(102)	(394)	—	22
Foreign Governments	17	—	1	—	—	—	—	18	2
Short-term	—	—	2	820	—	(501)	—	321	—
Preferred securities	1	(1)	1	—	—	—	—	1	—
Other long-term investments:
Available-for-sale embedded derivative	27	7	—	—	—	—	—	34	—
Credit linked note	23	—	—	—	—	—	—	23	—
Investment in affiliate	—	—	—	21	—	—	—	21	—
Total assets at Level 3 fair value	$3,248	$13	$(48)	$4,438	$(106)	$(1,449)	$(520)	$5,576	$59
Liabilities
Future policy benefits	5	—	—	—	(4)	(1)	—	—	—
FIA/IUL embedded derivatives, included in contractholder funds	3,404	121	—	513	—	(155)	—	3,883	—
Total liabilities at Level 3 fair value	$3,409	$121	$—	$513	$(4)	$(156)	$—	$3,883	$—
(a) The net transfers out of Level 3 during the year ended December 31, 2021 were to Level 2.

Valuation Methodologies and Associated Inputs for Financial Instruments Not Carried at Fair Value
The following discussion outlines the methodologies and assumptions used to determine the fair value of our financial instruments not carried at fair value. Considerable judgment is required to develop these assumptions used to measure fair value. Accordingly, the estimates shown are not necessarily indicative of the amounts that would be realized in a one-time, current market exchange of all of our financial instruments.
Mortgage Loans
The fair value of mortgage loans is established using a discounted cash flow method based on internal credit rating, maturity and future income. This yield-based approach is sourced from our third-party vendor. The internal ratings for mortgages in good standing are based on property type, location, market conditions, occupancy, debt service coverage, loan-to-value, quality of tenancy, borrower, and payment record. The inputs used to measure the fair value of our mortgage loans are classified as Level 3 within the fair value hierarchy.

Investments in Unconsolidated affiliates
The fair value of investments in unconsolidated affiliates is determined using NAV as a practical expedient. As discussed in Note A Business and Summary of Significant Accounting Policies, recognition of income and adjustments to the carrying amount are delayed due to the availability of the related financial statements, which are obtained from the general partner generally on a one to three-month delay.
Policy Loans (included within Other long-term investments)
Fair values for policy loans are estimated from a discounted cash flow analysis, using interest rates currently being offered for loans with similar credit risk.  Loans with similar characteristics are aggregated for purposes of the calculations.
Company Owned Life Insurance
Company owned life insurance (“COLI”) is a life insurance program used to finance certain employee benefit expenses. The fair value of COLI is based on net realizable value, which is generally cash surrender value. COLI is classified as Level 3 within the fair value hierarchy.
Other Invested Assets (included within Other long-term investments)
The fair value of bank loans is estimated using a discounted cash flow method with the discount rate based on weighted average cost of capital ("WACC"). This yield-based approach is sourced from a third-party vendor and the WACC establishes a market participant discount rate by determining the hypothetical capital structure for the asset should it be underwritten as of each period end. Other invested assets are classified as Level 3 within the fair value hierarchy.
Investment Contracts
Investment contracts include deferred annuities (FIAs and fixed rate annuities), indexed universal life policies (“IULs”), funding agreements and PRT and immediate annuity contracts without life contingencies. The FIA/ IUL embedded derivatives, included in contractholder funds, are excluded as they are carried at fair value. The fair value of the FIA, fixed rate annuity and IUL contracts is based on their cash surrender value (i.e. the cost the Company would incur to extinguish the liability) as these contracts are generally issued without an annuitization date. The fair value of funding agreements and PRT and immediate annuity contracts without life contingencies is derived by calculating a new fair value interest rate using the updated yield curve and treasury spreads as of the respective reporting date. The Company is not required to, and has not, estimated the fair value of the liabilities under contracts that involve significant mortality or morbidity risks, as these liabilities fall within the definition of insurance contracts that are exceptions from financial instruments that require disclosures of fair value.
Other
Federal Home Loan Bank of Atlanta (“FHLB”) common stock, Accounts receivable and Notes receivable are carried at cost, which approximates fair value. FHLB common stock is classified as Level 2 within the fair value hierarchy. Accounts receivable and Notes receivable are classified as Level 3 within the fair value hierarchy.
Debt
The fair value of the $550 million aggregate principal amount of 5.50% senior notes due 2025 is based on quoted market prices of debt with similar credit risk and tenor. The inputs used to measure the fair value of this debt results in a Level 2 classification within the fair value hierarchy. The fair value of the $400 million promissory note with FNF is estimated using a discounted cash flow analysis wherein contractual cash flows are discounted using then current interest rates being offered for debt with similar credit risk and tenor. This debt is classified as Level 3 within the fair value hierarchy.

The carrying value of the revolving credit facility at December 31, 2022 approximates fair value as the rates are comparable to those at which we could currently borrow under similar terms. As such, the fair value of the revolving credit facility was classified as a Level 2 measurement.
The following tables provide the carrying value and estimated fair value of our financial instruments that are carried on the Consolidated Balance Sheets at amounts other than fair value, summarized according to the fair value hierarchy previously described.

	December 31, 2022
	(in millions)
	Level 1	Level 2	Level 3	NAV	Total Estimated Fair Value	Carrying Amount
Assets
FHLB common stock	$—	$99	$—	$—	$99	$99
Commercial mortgage loans	—	—	2,083	—	2,083	2,406
Residential mortgage loans	—	—	1,892	—	1,892	2,148
Investments in unconsolidated affiliates	—	—	—	2,427	2,427	2,427
Policy loans	—	—	52	—	52	52
Other invested assets	—	—	15	—	15	15
Company-owned life insurance	—	—	328	—	328	328
Total	$—	$99	$4,370	$2,427	$6,896	$7,475

Liabilities
Investment contracts, included in contractholder funds	—	—	34,464	—	34,464	38,412
Debt	—	1,092	—	—	1,092	1,114
Total	$—	$1,092	$34,464	$—	$35,556	$39,526

	December 31, 2021
	(in millions)
	Level 1	Level 2	Level 3	NAV	Total Estimated Fair Value	Carrying Amount
Assets
FHLB common stock	$—	$72	$—	$—	$72	$72
Commercial mortgage loans	—	—	2,265	—	2,265	2,168
Residential mortgage loans	—	—	1,549	—	1,549	1,581
Investments in unconsolidated affiliates	—	—	—	2,350	2,350	2,350
Policy loans	—	—	39	—	39	39
Company-owned life insurance	—	—	299	—	299	299
Total	$—	$72	$4,152	$2,350	$6,574	$6,509

Liabilities
Investment contracts, included in contractholder funds	—	—	27,448	—	27,448	31,529
Debt	—	615	412	—	1,027	977
Total	$—	$615	$27,860	$—	$28,475	$32,506
For investments for which NAV is used, we do not have any significant restrictions in our ability to liquidate our positions in these investments, other than obtaining general partner approval, nor do we believe it is probable a price less than NAV would be received in the event of a liquidation.
We review the fair value hierarchy classifications each reporting period. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in and out of Level 3, or between other levels, at the beginning fair value for the reporting period in which the changes occur. The transfers into and out of Level 3 were related to changes in the primary pricing source and changes in the observability of external information used in determining the fair value.
Note C — Investments
Our fixed maturity securities investments have been designated as available-for-sale, and are carried at fair value, net of allowance for expected credit losses, with unrealized gains and losses included in AOCI, net of associated adjustments for VOBA, DAC, DSI, UREV, SOP 03-1 reserves, and deferred income taxes. Our preferred and equity securities investments are carried at fair value with unrealized gains and losses included in net earnings. The Company’s consolidated investments are summarized as follows (in millions):

	December 31, 2022
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value
Available-for-sale securities
Asset-backed securities	$12,209	$(8)	$36	$(770)	$11,467	$11,467
Commercial mortgage-backed securities	3,309	(1)	12	(284)	3,036	3,036
Corporates	15,879	(15)	30	(2,995)	12,899	12,899
Hybrids	781	—	8	(84)	705	705
Municipals	1,695	—	4	(289)	1,410	1,410
Residential mortgage-backed securities	1,631	(7)	6	(109)	1,521	1,521
U.S. Government	34	—	—	(2)	32	32
Foreign Governments	185	—	—	(37)	148	148
Total available-for-sale securities	$35,723	$(31)	$96	$(4,570)	$31,218	$31,218

	December 31, 2021
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value
Available-for-sale securities
Asset-backed securities	$8,516	$(3)	$220	$(38)	$8,695	$8,695
Commercial mortgage-backed securities	2,669	(2)	308	(11)	2,964	2,964
Corporates	14,372	—	784	(152)	15,004	15,004
Hybrids	812	—	69	—	881	881
Municipals	1,386	—	66	(11)	1,441	1,441
Residential mortgage-backed securities	722	(3)	7	(4)	722	722
U.S. Government	50	—	—	—	50	50
Foreign Governments	197	—	8	—	205	205
Total available-for-sale securities	$28,724	$(8)	$1,462	$(216)	$29,962	$29,962
Securities held on deposit with various state regulatory authorities had a fair value of $17,751 million and $22,219 million at December 31, 2022 and December 31, 2021, respectively.
As of December 31, 2022 and December 31, 2021, the Company held $27 million and no material investments that were non-income producing for a period greater than twelve months, respectively.
As of December 31, 2022 and December 31, 2021, the Company's accrued interest receivable balance was $358 million and $246 million, respectively. Accrued interest receivable is classified within Prepaid expenses and other assets within the Consolidated Balance Sheets.
In accordance with our FHLB agreements, the investments supporting the funding agreement liabilities are pledged as collateral to secure the FHLB funding agreement liabilities and are not available to us for general purposes. The collateral investments had a fair value of $3,387 million and $2,469 million as of December 31, 2022 and December 31, 2021, respectively.

The amortized cost and fair value of fixed maturity securities by contractual maturities, as applicable, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	December 31, 2022		December 31, 2021
	(in millions)		(in millions)
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Corporates, Non-structured Hybrids, Municipal and U.S. Government Securities:
Due in one year or less	$124	$123	$105	$106
Due after one year through five years	2,193	2,059	1,724	1,754
Due after five years through ten years	1,840	1,633	2,141	2,201
Due after ten years	14,417	11,379	12,842	13,515
Subtotal	18,574	15,194	16,812	17,576
Other securities, which provide for periodic payments:
Asset-backed securities	12,209	11,467	8,516	8,695
Commercial mortgage-backed securities	3,309	3,036	2,669	2,964
Structured hybrids	—	—	5	5
Residential mortgage-backed securities	1,631	1,521	722	722
Subtotal	17,149	16,024	11,912	12,386
Total fixed maturity available-for-sale securities	$35,723	$31,218	$28,724	$29,962
Allowance for Current Expected Credit Loss
We regularly review AFS securities for declines in fair value that we determine to be credit related. For our fixed maturity securities, we generally consider the following in determining whether our unrealized losses are credit related, and if so, the magnitude of the credit loss:
•The extent to which the fair value is less than the amortized cost basis;
•The reasons for the decline in value (credit event, currency or interest-rate related, including general credit spread widening);
•The financial condition of and near-term prospects of the issuer (including issuer's current credit rating and the probability of full recovery of principal based upon the issuer's financial strength);
•Current delinquencies and nonperforming assets of underlying collateral;
•Expected future default rates;
•Collateral value by vintage, geographic region, industry concentration or property type;
•Subordination levels or other credit enhancements as of the balance sheet date as compared to origination; and
•Contractual and regulatory cash obligations and the issuer's plans to meet such obligations.
We recognize an allowance for current expected credit losses on fixed maturity securities in an unrealized loss position when it is determined, using the factors discussed above, a component of the unrealized loss is related to credit. We measure the credit loss using a discounted cash flow model that utilizes the single best estimate cash flow and the recognized credit loss is limited to the total unrealized loss on the security (i.e. the fair value floor). Cash flows are discounted using the implicit yield of bonds at their time of purchase and the current book yield for asset and mortgage backed securities as well as variable rate securities. We recognize the expected credit losses in Recognized gains and losses, net in the Consolidated Statements of Earnings, with an offset for the amount of non-credit impairments recognized in AOCI. We do not measure a credit loss allowance on accrued investment income because we write-off accrued interest through Interest and investment income when collectability concerns arise.

We consider the following in determining whether write-offs of a security’s amortized cost is necessary:
•We believe amounts related to securities have become uncollectible;
•We intend to sell a security; or
•It is more likely than not that we will be required to sell a security prior to recovery.
If we intend to sell a fixed maturity security or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis and the fair value of the security is below amortized cost, we will write down the security to current fair value, with a corresponding charge, net of any amount previously recognized as an allowance for expected credit loss, to Recognized gains and losses, net in the accompanying Consolidated Statements of Earnings. If we do not intend to sell a fixed maturity security or it is more likely than not that we will not be required to sell a fixed maturity security before recovery of its amortized cost basis but believe amounts related to a security are uncollectible (generally based on proximity to expected credit loss), an impairment is deemed to have occurred and the amortized cost is written down to the estimated recovery value with a corresponding charge, net of any amount previously recognized as an allowance for expected credit loss, to Recognized gains and losses, net in the accompanying Consolidated Statements of Earnings. The remainder of unrealized loss is held in AOCI.
The activity in the allowance for expected credit losses of available-for-sale securities aggregated by investment category was as follows (in millions):

	Year ended December 31, 2022
		Additions			Reductions
	Balance at Beginning of Period	For credit losses on securities for which losses were not previously recorded	For initial credit losses on purchased securities accounted for as PCD financial assets (a)	(Additions) reductions in allowance recorded on previously impaired securities	For securities sold during the period	For securities intended/required to be sold prior to recovery of amortized cost basis	Write offs charged against the allowance	Recoveries of amounts previously written off	Balance at End of Period
Available-for-sale securities
Asset-backed securities	$(3)	$(7)	$—	$(1)	$2	$—	$1	—	$(8)
Commercial mortgage-backed securities	(2)	—	—	—	1	—	—	—	(1)
Corporates	—	(15)	—	—	—	—	—	—	(15)
Residential mortgage-backed securities	(3)	(2)	—	(2)	—	—	—	—	(7)
Total available-for-sale securities	$(8)	$(24)	$—	$(3)	$3	$—	$1	$—	$(31)

	Year ended December 31, 2021
		Additions			Reductions
	Balance at Beginning of Period	For credit losses on securities for which losses were not previously recorded	For initial credit losses on purchased securities accounted for as PCD financial assets (a)	(Additions) reductions in allowance recorded on previously impaired securities	For securities sold during the period	For securities intended/required to be sold prior to recovery of amortized cost basis	Write offs charged against the allowance	Recoveries of amounts previously written off	Balance at End of Period
Available-for-sale securities
Asset-backed securities	$—	$—	$(1)	$(2)	$—	$—	$—	—	$(3)
Commercial mortgage-backed securities	—	(2)	—	—	—	—	—	—	(2)
Corporates	(7)	—	—	6	—	—	—	1	—
Residential mortgage-backed securities	(3)	—	—	—	—	—	—	—	(3)
Total available-for-sale securities	$(10)	$(2)	$(1)	$4	$—	$—	$—	$1	$(8)

	Period from June 1 to December 31, 2020
		Additions			Reductions
	Balance at Beginning of Period	For credit losses on securities for which losses were not previously recorded	For initial credit losses on purchased securities accounted for as PCD financial assets (a)	(Additions) reductions in allowance recorded on previously impaired securities	For securities sold during the period	For securities intended/required to be sold prior to recovery of amortized cost basis	Write offs charged against the allowance	Recoveries of amounts previously written off	Balance at End of Period
Available-for-sale securities
Asset-backed securities	$—	$7	$(9)	$2	$—	$—	$—	$—	$—
Corporates	—	1	(17)	—	3	4	2	—	(7)
Hybrids	—	—	(3)	—	3	—	—	—	—
Residential mortgage-backed securities	—	2	(7)	1	1	—	—	—	(3)
Total available-for-sale securities	$—	$10	$(36)	$3	$7	$4	$2	$—	$(10)

	Period from January 1 to May 31, 2020
		Additions			Reductions
	Balance at Beginning of Period	For credit losses on securities for which losses were not previously recorded	For initial credit losses on purchased securities accounted for as PCD financial assets (a)	(Additions) reductions in allowance recorded on previously impaired securities	For securities sold during the period	For securities intended/required to be sold prior to recovery of amortized cost basis	Write offs charged against the allowance	Recoveries of amounts previously written off	Balance at End of Period
Available-for-sale securities
Asset-backed securities	$—	$(17)	$—	$12	$—	$—	$—	$—	$(5)
Corporates	—	(28)	—	—	8	12	1	—	(7)
Residential mortgage-backed securities	—	(6)	—	3	—	—	—	—	(3)
Total available-for-sale securities	$—	$(51)	$—	$15	$8	$12	$1	$—	$(15)

(a) Purchased credit deteriorated financial assets (“PCD”)
PCD’s are AFS securities purchased at a discount, where part of that discount is attributable to credit. Credit loss allowances are calculated for these securities as of the date of their acquisition, with the initial allowance serving to increase amortized cost. The following table summarizes year to date PCD AFS security purchases (in millions).

Purchased credit-deteriorated available-for-sale debt securities	December 31, 2022	December 31, 2021
Purchase price	$—	$4
Allowance for credit losses at acquisition	—	1
AFS purchased credit-deteriorated par value	$—	$5
The fair value and gross unrealized losses of AFS securities, excluding securities in an unrealized loss position with an allowance for expected credit loss, aggregated by investment category and duration of fair value below amortized cost were as follows (dollars in millions):

	December 31, 2022
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Asset-backed securities	$7,001	$(410)	$3,727	$(360)	$10,728	$(770)
Commercial mortgage-backed securities	2,065	(168)	475	(116)	2,540	(284)
Corporates	8,780	(1,679)	3,231	(1,312)	12,011	(2,991)
Hybrids	619	(83)	3	(1)	622	(84)
Municipals	948	(176)	352	(113)	1,300	(289)
Residential mortgage-backed securities	990	(51)	184	(22)	1,174	(73)
U.S. Government	11	(1)	21	(1)	32	(2)
Foreign Government	119	(32)	14	(5)	133	(37)
Total available-for-sale securities	$20,533	$(2,600)	$8,007	$(1,930)	$28,540	$(4,530)
Total number of available-for-sale securities in an unrealized loss position less than twelve months						2,774
Total number of available-for-sale securities in an unrealized loss position twelve months or longer						1,212
Total number of AFS securities in an unrealized loss position						3,986

	December 31, 2021
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Asset-backed securities	$4,410	$(31)	$146	$(7)	$4,556	$(38)
Commercial mortgage-backed securities	600	(11)	1	—	601	(11)
Corporates	5,017	(126)	394	(26)	5,411	(152)
Hybrids	3	—	—	—	3	—
Municipals	407	(5)	85	(6)	492	(11)
Residential mortgage-backed securities	325	(3)	11	(1)	336	(4)
U.S. Government	32	—	4	—	36	—
Foreign Government	27	—	—	—	27	—
Total available-for-sale securities	$10,821	$(176)	$641	$(40)	$11,462	$(216)
Total number of available-for-sale securities in an unrealized loss position less than twelve months						1,955
Total number of available-for-sale securities in an unrealized loss position twelve months or longer						67
Total number of AFS securities in an unrealized loss position						2,022
We determined the increase in unrealized losses as of December 31, 2022 was caused by higher treasury rates as well as wider spreads. This is in part due to the Federal Reserve's action to increase rates in efforts to combat inflation. For securities in an unrealized loss position as of December 31, 2022, our allowance for expected credit loss was $31 million. We believe that the unrealized loss position for which we have not recorded an allowance for expected credit loss as of December 31, 2022 was primarily attributable to interest rate increases, near-term illiquidity, and other macroeconomic uncertainties as opposed to issuer specific credit concerns.
Mortgage Loans
Our mortgage loans are collateralized by commercial and residential properties.

Commercial Mortgage Loans
Commercial mortgage loans (“CMLs”) represented approximately 6% of our total investments as of December 31, 2022 and December 31, 2021. The mortgages loans in our investment portfolio, are generally comprised of high quality commercial first lien and mezzanine real estate loans. Mortgage loans are primarily on income producing properties including industrial properties, retail buildings, multifamily properties and office buildings. We diversify our CML portfolio by geographic region and property type to attempt to reduce concentration risk. We continuously evaluate CMLs based on relevant current information to ensure properties are performing at a consistent and acceptable level to secure the related debt. The distribution of CMLs, gross of valuation allowances, by property type and geographic region is reflected in the following tables (dollars in millions):

	December 31, 2022		December 31, 2021
	Amortized Cost	% of Total	Amortized Cost	% of Total
Property Type:
Hotel	$18	1%	$19	1%
Industrial	520	22%	497	23%
Mixed Use	12	1%	13	1%
Multifamily	1,013	42%	894	41%
Office	330	14%	343	16%
Retail	105	4%	121	6%
Student Housing	83	3%	83	4%
Other	335	13%	204	8%
Total commercial mortgage loans, gross of valuation allowance	$2,416	100%	$2,174	100%
Allowance for expected credit loss	(10)		(6)
Total commercial mortgage loans, net of valuation allowance	$2,406		$2,168

U.S. Region:
East North Central	$151	6%	$137	6%
East South Central	76	3%	79	4%
Middle Atlantic	326	13%	293	13%
Mountain	355	15%	236	11%
New England	158	7%	149	7%
Pacific	708	28%	649	30%
South Atlantic	521	22%	459	21%
West North Central	4	1%	12	1%
West South Central	117	5%	160	7%
Total commercial mortgage loans, gross of valuation allowance	$2,416	100%	$2,174	100%
Allowance for expected credit loss	(10)		(6)
Total commercial mortgage loans, net of valuation allowance	$2,406		$2,168
Loan-to-value (“LTV”) and debt service coverage (“DSC”) ratios are measures commonly used to assess the risk and quality of mortgage loans. The LTV ratio is expressed as a percentage of the amount of the loan relative to the value of the underlying property. A LTV ratio in excess of 100% indicates the unpaid loan amount exceeds the underlying collateral. The DSC ratio, based upon the most recently received financial statements, is expressed as a percentage of the amount of a property’s net income to its debt service payments. A DSC ratio of less than 1.00 indicates that a property’s operations do not generate sufficient income to cover debt payments. We normalize our DSC ratios to a 25-year amortization period for purposes of our general loan allowance evaluation.

The following tables presents the recorded investment in CMLs by LTV and DSC ratio categories and estimated fair value by the indicated loan-to-value ratios, gross of valuation allowances (dollars in millions):

	Debt-Service Coverage Ratios			Total Amount	% of Total	Estimated Fair Value	% of Total
	>1.25	1.00 - 1.25	<1.00
December 31, 2022
LTV Ratios:
Less than 50.00%	$511	$4	$11	$526	22%	$490	24%
50.00% to 59.99%	706	—	—	706	29%	615	30%
60.00% to 74.99%	1,154	3	—	1,157	48%	955	45%
75.00% to 84.99%	—	—	18	18	1%	14	1%
Commercial mortgage loans (a)	$2,371	$7	$29	$2,407	100%	$2,074	100%

December 31, 2021
LTV Ratios:
Less than 50.00%	$626	$33	$9	$668	31%	$745	33%
50.00% to 59.99%	470	—	—	470	22%	481	21%
60.00% to 74.99%	1,036	—	—	1,036	47%	1,039	46%
Commercial mortgage loans	$2,132	$33	$9	$2,174	100%	$2,265	100%
(a) Excludes loans under development with an amortized cost and estimated fair value of $9 million.
We recognize a mortgage loan as delinquent when payments on the loan are greater than 30 days past due. At December 31, 2022 we had one CML that was delinquent in principal or interest payments as shown in the risk rating exposure table below. At December 31, 2021 we had no CMLs that were delinquent in principal or interest payments.

Residential Mortgage Loans
Residential mortgage loans (“RMLs”) represented approximately 5% and 4% of our total investments as of December 31, 2022 and December 31, 2021, respectively. Our residential mortgage loans are closed end, amortizing loans and 100% of the properties are located in the United States. We diversify our RML portfolio by state to attempt to reduce concentration risk. The distribution of RMLs by state with highest-to-lowest concentration are reflected in the following tables, gross of valuation allowances (dollars in millions):

	December 31, 2022
U.S. State:	Amortized Cost	% of Total
Florida	$324	15%
Texas	215	10%
New Jersey	172	8%
Pennsylvania	153	7%
California	139	6%
New York	138	6%
Georgia	125	6%
All other states (a)	914	42%
Total residential mortgage loans	$2,180	100%

(a) The individual concentration of each state is equal to or less than 5% as of December 31, 2022.

	December 31, 2021
U.S. State:	Amortized Cost	% of Total
Florida	$234	15%
Texas	170	10%
New Jersey	153	10%
All other states (a)	1,049	65%
Total residential mortgage loans	$1,606	100%

(a) The individual concentration of each state is less than 9% as of December 31, 2021.
Residential mortgage loans have a primary credit quality indicator of either a performing or nonperforming loan. We define non-performing residential mortgage loans as those that are 90 or more days past due or in nonaccrual status, which is assessed monthly. The credit quality of RMLs was as follows (dollars in millions):

	December 31, 2022		December 31, 2021
Performance indicators:	Amortized Cost	% of Total	Amortized Cost	% of Total
Performing	$2,118	97%	$1,533	95%
Non-performing	62	3%	73	5%
Total residential mortgage loans, gross of valuation allowance	$2,180	100%	$1,606	100%
Allowance for expected loan loss	(32)	—%	(25)	—%
Total residential mortgage loans, net of valuation allowance	$2,148	100%	$1,581	100%
Loans segregated by risk rating exposure were as follows, gross of valuation allowances (in millions):

	December 31, 2022
	Amortized Cost by Origination Year
	2022	2021	2020	2019	2018	Prior	Total
Residential mortgages
Current (less than 30 days past due)	$766	$884	$214	$185	$23	$33	$2,105
30-89 days past due	2	7	—	4	—	—	13
Over 90 days past due	3	9	15	34	1	—	62
Total residential mortgages	$771	$900	$229	$223	$24	$33	$2,180
Commercial mortgages
Current (less than 30 days past due)	$350	$1,300	$488	$—	$—	$269	$2,407
30-89 days past due	—	—	—	—	—	—	—
Over 90 days past due	—	—	—	—	—	9	9
Total commercial mortgages	$350	$1,300	$488	$—	$—	$278	$2,416

	December 31, 2021
	Amortized Cost by Origination Year
	2021	2020	2019	2018	2017	Prior	Total
Residential mortgages
Current (less than 30 days past due)	$795	$293	$323	$50	$36	$21	$1,518
30-89 days past due	5	4	6	1	—	—	16
Over 90 days past due	1	23	46	2	—	—	72
Total residential mortgages	$801	$320	$375	$53	$36	$21	$1,606
Commercial mortgages
Current (less than 30 days past due)	$1,301	$543	$—	$6	$—	$324	$2,174
30-89 days past due	—	—	—	—	—	—	—
Over 90 days past due	—	—	—	—	—	—	—
Total commercial mortgages	$1,301	$543	$—	$6	$—	$324	$2,174

	December 31, 2022
	Amortized Cost by Origination Year
	2022	2021	2020	2019	2018	Prior	Total
Commercial mortgages
LTV
Less than 50.00%	$70	$120	$207	$—	$—	$129	$526
50.00% to 59.99%	149	268	158	—	—	131	706
60.00% to 74.99%	113	912	123	—	—	9	1,157
75.00% to 84.99%	9	—	—	—	—	9	18
Total commercial mortgages (a)	$341	$1,300	$488	$—	$—	$278	$2,407
Commercial mortgages
DSCR
Greater than 1.25x	$329	$1,300	$488	$—	$—	$254	$2,371
1.00x - 1.25x	3	—	—	—	—	4	7
Less than 1.00x	9	—	—	—	—	20	29
Total commercial mortgages (a)	$341	$1,300	$488	$—	$—	$278	$2,407
(a) Excludes loans under development with an amortized cost and estimated fair value of $9 million.

	December 31, 2021
	Amortized Cost by Origination Year
	2021	2020	2019	2018	2017	Prior	Total
Commercial mortgages
LTV
Less than 50.00%	$120	$229	$—	$6	$—	$313	$668
50.00% to 59.99%	267	192	—	—	—	11	470
60.00% to 74.99%	914	122	—	—	—	—	1,036
Total commercial mortgages	$1,301	$543	$—	$6	$—	$324	$2,174
Commercial mortgages
DSCR
Greater than 1.25x	$1,301	$543	$—	$4	$—	$284	$2,132
1.00x - 1.25x	—	—	—	2	—	31	33
Less than 1.00x	—	—	—	—	—	9	9
Total commercial mortgages	$1,301	$543	$—	$6	$—	$324	$2,174
Non-accrual loans by amortized cost were as follows (in millions):

Amortized cost of loans on non-accrual	December 31, 2022	December 31, 2021
Residential mortgage	$62	$72
Commercial mortgage	9	—
Total non-accrual mortgages	$71	$72
Immaterial interest income was recognized on non-accrual financing receivables for the twelve months ended December 31, 2022 and December 31, 2021.
It is our policy to cease to accrue interest on loans that are 90 days or more delinquent. For loans less than 90 days delinquent, interest is accrued unless it is determined that the accrued interest is not collectible. If a loan becomes 90 days or more delinquent, it is our general policy to initiate foreclosure proceedings unless a workout arrangement to bring the loan current is in place. As of December 31, 2022 and December 31, 2021, we had $71 million and $72 million, respectively, of mortgage loans that were over 90 days past due, of which $38 million and $39 million was in the process of foreclosure as of December 31, 2022 and December 31, 2021, respectively.

Allowance for Expected Credit Loss
We estimate expected credit losses for our commercial and residential mortgage loan portfolios using a probability of default/loss given default model. Significant inputs to this model include, where applicable, the loans' current performance, underlying collateral type, location, contractual life, LTV, DSC and Debt to Income or FICO. The model projects losses using a two year reasonable and supportable forecast and then reverts over a three year period to market-wide historical loss experience. Changes in our allowance for expected credit losses on mortgage loans are recognized in Recognized gains and losses, net in the accompanying Consolidated Statements of Earnings.
The allowances for our mortgage loan portfolio is summarized as follows (in millions):

	Year ended December 31, 2022			Year ended December 31, 2021
	Residential Mortgages	Commercial Mortgages	Total	Residential Mortgages	Commercial Mortgages	Total
Beginning Balance	$25	$6	$31	$37	$2	$39
Provision for loan losses	7	4	11	(12)	4	(8)
Ending Balance	$32	$10	$42	$25	$6	$31

	Period from June 1 to December 31, 2020			Period from January 1 to May 31, 2020
	Residential Mortgages	Commercial Mortgages	Total	Residential Mortgages	Commercial Mortgages	Total
				Predecessor
Beginning Balance	$—	$—	$—	$7	$1	$8
Provision for loan losses	30	2	32	7	—	7
For initial credit losses on purchased loans accounted for as PCD financial assets	7	—	7	—	—	—
Ending Balance	$37	$2	$39	$14	$1	$15
An allowance for expected credit loss is not measured on accrued interest income for commercial mortgage loans as we have a process to write-off interest on loans that enter into non-accrual status (90 days or more past due). Allowances for expected credit losses are measured on accrued interest income for residential mortgage loans and were immaterial as of December 31, 2022 and December 31, 2021.
Interest and Investment Income
The major sources of Interest and investment income reported on the accompanying Consolidated Statements of Earnings were as follows (in millions):

	Year Ended December 31,		Period from June 1 to December 31,	Period from January 1 to May 31,
	2022	2021	2020	2020
				Predecessor
Fixed maturity securities, available-for-sale	$1,431	$1,213	$643	$426
Equity securities	17	11	7	4
Preferred securities	49	47	35	16
Mortgage loans	186	131	50	36
Invested cash and short-term investments	33	7	—	4
Limited partnerships	110	589	75	(37)
Other investments	20	17	8	5
Gross investment income	1,846	2,015	818	454
Investment expense	(191)	(163)	(75)	(51)
Interest and investment income	$1,655	$1,852	$743	$403

Interest and investment income is shown net of amounts attributable to certain funds withheld reinsurance agreements which is passed along to the reinsurer in accordance with the terms of these agreements. Interest and investment income attributable to these agreements, and thus excluded from the totals in the table above, was $109 million, $53 million, $21 million and $15 million, for the year ended December 31, 2022, the year ended December 31, 2021, the period from June 1 to December 31, 2020 and the Predecessor period from January 1 to May 31, 2020, respectively.

Recognized Gains and Losses, net
Details underlying Recognized gains and losses, net reported on the accompanying Consolidated Statements of Earnings were as follows (in millions):

	Year Ended December 31,		Period from June 1 to December 31,	Period from January 1 to May 31,
	2022	2021	2020	2020
				Predecessor
Net realized (losses) gains on fixed maturity available-for-sale securities	$(241)	$102	$95	$(49)
Net realized/unrealized (losses) gains on equity securities (a)	(40)	(37)	29	(30)
Net realized/unrealized (losses) gains on preferred securities (b)	(167)	(14)	55	(40)
Realized (losses) gains on other invested assets	(13)	6	—	(2)
Change in allowance for expected credit losses	(34)	4	(19)	(23)
Derivatives and embedded derivatives:
Realized (losses) gains on certain derivative instruments	(164)	455	76	11
Unrealized (losses) gains on certain derivative instruments	(693)	160	161	(223)
Change in fair value of reinsurance related embedded derivatives (c)	352	34	(53)	19
Change in fair value of other derivatives and embedded derivatives	(10)	5	8	(1)
Realized (losses) gains on derivatives and embedded derivatives	(515)	654	192	(194)
Recognized gains and losses, net	$(1,010)	$715	$352	$(338)

(a)Includes net valuation (losses) gains of $(40) million, $(37) million, $30 million and $(30) million for the years ended December 31, 2022 and 2021, the period from June 1 to December 31, 2020 and the Predecessor period from January 1 to May 31, 2020, respectively.
(b)Includes net valuation (losses) gains of $(159) million, $(14) million, $56 million and $(34) million for the years ended December 31, 2022 and 2021, the period from June 1 to December 31, 2020 and the Predecessor period from January 1 to May 31, 2020, respectively.
(c)Change in fair value of reinsurance related embedded derivatives is due to activity related to the reinsurance treaties with Kubera (novated from Kubera to Somerset effective October 31, 2021) and Aspida Re.
Recognized gains and losses is shown net of amounts attributable to certain funds withheld reinsurance agreements which is passed along to the reinsurer in accordance with the terms of these agreements. Recognized gains and losses attributable to these agreements, and thus excluded from the totals in the table above, was $381 million, $15 million, $(58) million and $21 million for the year ended December 31, 2022, the year ended December 31, 2021, the period from June 1 to December 31, 2020 and the Predecessor period from January 1 to May 31, 2020, respectively.
The proceeds from the sale of fixed-maturity securities and the gross gains and losses associated with those transactions were as follows (in millions):

	Year Ended December 31,		Period from June 1 to December 31,	Period from January 1 to May 31,
	2022	2021	2020	2020
				Predecessor
Proceeds	$3,097	$4,555	$1,398	$513
Gross gains	13	142	101	29
Gross losses	(239)	(42)	(5)	(20)

Unconsolidated Variable Interest Entities
We own investments in VIEs that are not consolidated within our financial statements. A VIE is an entity that does not have sufficient equity to finance its own activities without additional financial support, where investors lack certain characteristics of a controlling financial interest, or where the entity is structured with non-substantive voting rights. VIEs are consolidated by their ‘primary beneficiary’, a designation given to an entity that receives both the benefits from the VIE as well as the substantive power to make its key economic decisions. While we participate in the benefits from VIEs in which we invest, but do not consolidate, the substantive power to make the key economic decisions for each respective VIE resides with entities not under our common control. It is for this reason that we are not considered the primary beneficiary for the VIE investments that are not consolidated.
We invest in various limited partnerships and limited liability companies primarily as a passive investor. These investments are primarily in credit funds with a bias towards current income, real assets, or private equity. Limited partnership and limited liability company interests are accounted for under the equity method and are included in Investments in unconsolidated affiliates on our Consolidated Balance Sheets. In addition, we invest in structured investments, which may be VIEs, but for which we are not the primary beneficiary. These structured investments typically invest in fixed income investments and are managed by third parties and include asset-backed securities, commercial mortgage-backed securities and residential mortgage-backed securities included in fixed maturity securities available for sale on our Consolidated Balance Sheets.
Our maximum exposure to loss with respect to these VIEs is limited to the investment carrying amounts reported in our Consolidated Balance Sheets for limited partnerships and the amortized costs of our fixed maturity securities, in addition to any required unfunded commitments (also refer to Note F Commitments and Contingencies).
The following table summarizes the carrying value and the maximum loss exposure of our unconsolidated VIEs (in millions):

	December 31, 2022		December 31, 2021
	Carrying Value	Maximum Loss Exposure	Carrying Value	Maximum Loss Exposure
Investment in unconsolidated affiliates	$2,427	$4,030	$2,350	$3,496
Fixed maturity securities	15,680	17,404	12,382	12,802
Total unconsolidated VIE investments	$18,107	$21,434	$14,732	$16,298
Concentrations
Our underlying investment concentrations that exceed 10% of shareholders equity are as follows (in millions). Certain of the investments disclosed as of December 31, 2022 were held as of December 31, 2021 but are not presented in the December 31, 2021 column as they did not exceed 10 % of shareholders equity as of December 31, 2021.

	December 31, 2022	December 31, 2021
Blackstone Wave Asset Holdco (a)	$741	$870
ELBA (b)	470	—
COLI	308	—
Verus Securitization Trust (c)	302	—
Jade 1 (d)	271	—
Jade 2 (d)	271	—
Jade 3 (d)	271	—
Jade 4 (d)	271	—
Maybay Finance, LLC (e)	224	—
(a)Represents a special purpose vehicle that holds investments in numerous limited partnership investments whose underlying investments are further diversified by holding interest in multiple individual investments and industries.

(b)Represents special purpose vehicles that hold an underlying minority ownership interest in a single operating liquified natural gas export facility.
(c)Represents special purpose vehicles that hold investments backed by the interest paid on loans for residencies.
(d)Represents special purpose vehicles that hold numerous underlying corporate loans across various industries.
(e)Represents special purpose vehicles that hold investments in multiple aircraft leases.

Note D — Derivative Financial Instruments
The carrying amounts of derivative instruments, including derivative instruments embedded in FIA and IUL contracts, and reinsurance is as follows (in millions):

	December 31, 2022	December 31, 2021
Assets:
Derivative investments:
Call options	$244	$816
Other long-term investments:
Other embedded derivatives	23	33
Prepaid expenses and other assets:
Reinsurance related embedded derivatives	279	—
	$546	$849

Liabilities:
Contractholder funds:
FIA/ IUL embedded derivatives	$3,115	$3,883
Accounts payable and accrued liabilities:
Reinsurance related embedded derivatives	—	73
	$3,115	$3,956
The change in fair value of derivative instruments included within Recognized gains and losses, net, in the accompanying Consolidated Statements of Earnings is as follows (in millions):

	Year Ended December 31,		Period from June 1 to December 31,	Period from January 1 to May 31,
	2022	2021	2020	2020
Net investment gains (losses):				Predecessor
Call options	$(862)	$597	$229	$(221)
Futures contracts	(7)	8	15	8
Foreign currency forwards	12	10	(7)	1
Other derivatives and embedded derivatives	(10)	5	8	(1)
Reinsurance related embedded derivatives	352	34	(53)	19
Total net investment gains (losses)	$(515)	$654	$192	$(194)

Benefits and other changes in policy reserves:
FIA/ IUL embedded derivatives (decrease) increase	$(768)	$479	$552	$239
Additional Disclosures
FIA/IUL Embedded Derivative and Call Options and Futures
We have FIA and IUL contracts that permit the holder to elect an interest rate return or an equity index linked component, where interest credited to the contracts is linked to the performance of various equity indices, primarily the S&P 500 Index. This feature represents an embedded derivative under GAAP. The FIA/IUL embedded derivatives are valued at fair value and included in the liability for contractholder funds in the accompanying Consolidated Balance Sheets with changes in fair value included as a component of Benefits and other changes in policy reserves in the Consolidated Statements of Earnings. See a description of the fair value methodology used in Note B Fair Value of Financial Instruments.
We purchase derivatives consisting of a combination of call options and futures contracts (specifically for FIA contracts) on the applicable market indices to fund the index credits due to FIA/IUL contractholders. The call options are one, two, three, and five year options purchased to match the funding requirements of the underlying policies. On the respective anniversary dates of the indexed policies, the index used to compute the interest credit is reset and we purchase new call options to fund the next index credit. We manage the cost of these purchases through the terms of our FIA/IUL contracts, which permit us to change caps, spreads or participation rates, subject to guaranteed minimums, on each contract’s anniversary date. The change in the fair value of the call options and futures contracts is generally designed to offset the portion of the change in the fair value of the FIA/IUL embedded derivatives related to index performance through the current credit period. The call options and futures contracts are marked to fair value with the change in fair value included as a component of Recognized gains and losses, net, in the accompanying Consolidated Statements of Earnings. The change in fair value of the call options and futures contracts includes the gains and losses recognized at the expiration of the instrument term or upon early termination and the changes in fair value of open positions.
Other market exposures are hedged periodically depending on market conditions and our risk tolerance. Our FIA/IUL hedging strategy economically hedges the equity returns and exposes us to the risk that unhedged market exposures result in divergence between changes in the fair value of the liabilities and the hedging assets. We use a variety of techniques, including direct estimation of market sensitivities, to monitor this risk daily. We intend to continue to adjust the hedging strategy as market conditions and our risk tolerance changes.
Credit Risk
We are exposed to credit loss in the event of non-performance by our counterparties on the call options and reflect assumptions regarding this non-performance risk in the fair value of the call options. The non-performance risk is the net counterparty exposure based on the fair value of the open contracts less collateral held. We maintain a policy of requiring all derivative contracts to be governed by an International Swaps and Derivatives Association (“ISDA”) Master Agreement.
Information regarding our exposure to credit loss on the call options we hold is presented in the following table (in millions):

		December 31, 2022
Counterparty	Credit Rating (Fitch/Moody's/S&P) (1)	Notional Amount	Fair Value	Collateral	Net Credit Risk
Merrill Lynch	AA/*/A+	$3,563	$23	$—	$23
Morgan Stanley	*/Aa3/A+	1,699	14	19	—
Barclay's Bank	A+/A1/A	6,049	65	59	6
Canadian Imperial Bank of Commerce	AA/Aa2/A+	5,169	68	64	4
Wells Fargo	A+/A1/BBB+	1,361	17	17	—
Goldman Sachs	A/A2/BBB+	1,133	9	10	—
Credit Suisse	BBB+/A3/A-	1,039	5	5	—
Truist	A+/A2/A	2,489	35	36	—
Citibank	A+/Aa3/A+	795	8	9	—
Total		$23,297	$244	$219	$33

		December 31, 2021
Counterparty	Credit Rating (Fitch/Moody's/S&P)(1)	Notional Amount	Fair Value	Collateral	Net Credit Risk
Merrill Lynch	AA/*/A+	$3,307	$128	$86	$42
Morgan Stanley	*/Aa3/A+	2,184	86	92	—
Barclay's Bank	A+/A1/A	5,197	231	233	—
Canadian Imperial Bank of Commerce	AA/Aa2/A+	2,936	147	151	—
Wells Fargo	A+/A1/BBB+	2,445	89	90	—
Goldman Sachs	A/A2/BBB+	307	10	10	—
Credit Suisse	A/A1/A+	1,485	74	75	—
Truist	A+/A2/A	1,543	51	53	—
Total		$19,404	$816	$790	$42
__________________
(1)An * represents credit ratings that were not available.
Collateral Agreements
We are required to maintain minimum ratings as a matter of routine practice as part of our over-the-counter derivative agreements on ISDA forms. Under some ISDA agreements, we have agreed to maintain certain financial strength ratings. A downgrade below these levels provides the counterparty under the agreement the right to terminate the open option contracts between the parties, at which time any amounts payable by us or the counterparty would be dependent on the market value of the underlying option contracts. Our current rating does not allow any counterparty the right to terminate ISDA agreements. In certain transactions, both us and the counterparty have entered into a collateral support agreement requiring either party to post collateral when the net exposures exceed pre-determined thresholds. For all counterparties, except Merrill Lynch, this threshold is set to zero. As of December 31, 2022 and December 31, 2021 counterparties posted $219 million and $790 million, respectively, of collateral of which $178 million and $576 million, respectively, is included in cash and cash equivalents with an associated payable for this collateral included in accounts payable and accrued liabilities on the Consolidated Balance Sheets. Accordingly, the maximum amount of loss due to credit risk that we would incur if parties to the call options failed completely to perform according to the terms of the contracts was $33 million at December 31, 2022 and $42 million at December 31, 2021.
We are required to pay counterparties the effective federal funds rate each day for cash collateral posted to F&G for daily mark to market margin changes. We reinvest derivative cash collateral to reduce the interest cost. Cash collateral is invested in overnight investment sweep products, which are included in cash and cash equivalents in the accompanying Consolidated Balance Sheets.
We held 409 and 329 futures contracts at December 31, 2022 and December 31, 2021, respectively. The fair value of the futures contracts represents the cumulative unsettled variation margin (open trade equity, net of cash settlements). We provide cash collateral to the counterparties for the initial and variation margin on the futures contracts, which is included in cash and cash equivalents in the accompanying Consolidated Balance Sheets. The amount of cash collateral held by the counterparties for such contracts was $3 million and $3 million at December 31, 2022 and December 31, 2021, respectively.
Reinsurance Related Embedded Derivatives
The Company entered into a reinsurance agreement with Kubera effective December 31, 2018, to cede certain multi-year guaranteed annuity (“MYGA”) and deferred annuity business on a coinsurance funds withheld basis, net of applicable existing reinsurance. Effective October 31, 2021, this agreement was novated from Kubera to Somerset, a certified third-party reinsurer. Additionally, F&G entered into a reinsurance agreement with Aspida Re effective January 1, 2021, and amended in August 2021 and September 2022, to cede a quota share of certain deferred annuity business on a funds withheld basis. Fair value movements in the funds withheld balances associated with these arrangements creates an obligation for F&G to pay Somerset and Aspida Re at a later date, which results in embedded derivatives. These embedded derivatives are considered total return swaps with contractual returns that are attributable to the assets and liabilities associated with the reinsurance arrangements. The fair value of the total return swap is based on the change in fair value of the underlying assets held in the funds withheld portfolio. Investment results for the assets that support the coinsurance with funds withheld reinsurance arrangements, including gains and losses from sales, were passed directly to the reinsurers pursuant to contractual terms of the reinsurance arrangements. The reinsurance related embedded derivatives are reported in prepaid expenses and other assets if in a net gain position, or accounts payable and accrued liabilities, if in a net loss position, on the Consolidated Balance Sheets and the related gains or losses are reported in Recognized gains and losses, net on the Consolidated Statements of Earnings.
Note E — Notes Payable
Notes payable consists of the following:

	December 31, 2022	December 31, 2021
	(In millions)
Revolving Credit Facility - Short-term	$547	$—
5.50% F&G Notes	567	577
FNF Promissory Note	—	400
	$1,114	$977
On November 22, 2022, we entered into a Credit Agreement (the “Credit Agreement”) with certain lenders (the “Lenders”) and Bank of America, N.A. as administrative agent (in such capacity, the “Administrative Agent”), swing line lender and an issuing bank, pursuant to which the Lenders have made available an unsecured revolving credit facility in an aggregate principal amount of $550 million to be used for working capital and general corporate purposes.
The Credit Agreement matures the earlier to occur of November 22, 2025 or 91 days prior to May 1, 2025, the stated maturity date of the 5.50% F&G Notes, unless the principal amount of the 5.50% F&G Notes is $150,000,000 or less at such time, the 5.50% F&G Notes have been redeemed or defeased in full, and any refinancing Indebtedness incurred in connection therewith matures at least 91 days after the date that is 3 years from the Effective Date or certain other conditions are met. As the revolving loans under the Credit Agreement mature in less than one year, the amounts outstanding under the Credit Agreement are considered short-term.
Revolving loans under the Credit Agreement generally bear interest at a variable rate based on either (i) the base rate (which is the highest of (a) one-half of one percent in excess of the federal funds rate, (b) the Administrative Agent’s “prime rate”, or (c) the sum of one percent plus Term The Secured Overnight Financing Rate (“SOFR”) plus a margin of between 30.0 and 80.0 basis points depending on the non-credit-enhanced, senior unsecured long-term debt ratings of F&G or (ii) Term SOFR plus a margin of between 130.0 and 180.0 basis points depending on the non-credit-enhanced, senior unsecured long-term debt ratings of F&G. At the current Standard & Poor’s, Moody’s and Fitch non-credit-enhanced, senior unsecured long-term debt ratings of BBB-/Ba1//BBB-, respectively, the applicable margin for revolving loans subject to Term SOFR is 165 basis points. In addition, we will pay a facility fee of between 20.0 and 45.0 basis points on the entire facility, also depending on the non-credit-enhanced, senior unsecured long-term debt ratings, which is payable quarterly in arrears.
As of December 31, 2022, the revolving credit facility was fully drawn with $550 million outstanding, offset by approximately $3 million of unamortized debt issuance costs. For the year ended December 31, 2022, interest expense on the revolving credit facility was approximately $1 million.
On September 15, 2021, we entered into a promissory note with FNF for $400 million aggregate principal amount, quarterly interest at three-month LIBOR + 2.50% (2.63% at December 31, 2021), due 2028 (the "FNF Promissory Note"). On June 24, 2022, the following action previously approved by the F&G board of directors became effective: (i) an exchange agreement with FNF pursuant to which F&G transferred shares of its common stock to FNF in exchange for the $400 million FNF Promissory Note, after which the note was retired. There was no gain or loss recorded with respect to the exchange agreement. For the years ended December 31, 2022 and 2021, interest expense on the FNF Promissory Note was approximately $6 million and $3 million, respectively.
On December 29, 2020, we entered into a revolving note agreement with FNF for up to $200 million capacity (the "FNF Credit Facility") to be used for working capital and other general corporate purposes. No amounts were outstanding under this revolving note agreement as of December 31, 2022 or December 31, 2021.
On April 20, 2018, Fidelity & Guaranty Life Holdings, Inc. (“FGLH”), our indirect wholly owned subsidiary, completed a debt offering of $550 million aggregate principal amount of 5.50% senior notes due May 1, 2025 (the "5.50% F&G Notes"), at 99.5% of face value for proceeds of $547 million. As a result of the FNF acquisition, a premium of $39 million was established for these notes and is being amortized over the remaining life of the debt through 2025. In conjunction with the acquisition, FNF became a guarantor of FGLH’s obligations under the 5.50% F&G Notes and agreed to fully and unconditionally guarantee the F&G 5.50% Notes, on a joint and several basis. Interest expense, net of premium amortization on the 5.50% F&G Notes were $29 million, $29 million, $18 million and $13 million for the years ended December 31, 2022 and December 31, 2021, the period from June 1 to December 31, 2020 and the Predecessor period from January 1 to May 31, 2020, respectively.
The Credit Agreement and the indenture governing the 5.50% F&G Notes impose certain operating and financial restrictions, including financial covenants, on F&G. As of December 31, 2022, we were in compliance with all covenants.
Also refer to Note A - Business and Summary of Significant Accounting Policies - Recent Events for additional information about our Notes Payable.

Gross principal maturities of notes payable at December 31, 2022 are as follows (in millions):
2023	$550
2024	—
2025	550
2026	—
2027	—
Thereafter	—
$1,100
Note F — Commitments and Contingencies
Legal and Regulatory Contingencies
In the ordinary course of business, we are involved in various pending and threatened litigation matters related to our operations, some of which include claims for punitive or exemplary damages. Like other companies, our ordinary course litigation includes a number of class action and purported class action lawsuits, which make allegations related to aspects of our operations. We believe that no actions, other than the matters discussed below, if any, depart from customary litigation incidental to our business.
We review lawsuits and other legal and regulatory matters (collectively “legal proceedings”) on an ongoing basis when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, management bases its decision on its assessment of the ultimate outcome assuming all appeals have been exhausted. For legal proceedings in which it has been determined that a loss is both probable and reasonably estimable, a liability based on known facts and that represents our best estimate has been recorded. Our accrual for legal and regulatory matters was insignificant as of December 31, 2022 and December 31, 2021. We do not consider (i) the amounts we have currently recorded for all legal proceedings in which it has been determined that a loss is both probable and reasonably estimable and (ii) reasonably possible losses for all pending legal proceedings to be material to our financial statements either individually or in the aggregate. Actual losses may materially differ from the amounts recorded and the ultimate outcome of our pending legal proceedings is generally not yet determinable. While some of these matters could be material to our operating results or cash flows for any particular period if an unfavorable outcome results, at present we do not believe that the ultimate resolution of currently pending legal proceedings, either individually or in the aggregate, will have a material adverse effect on our financial condition.

In August 2020, a lawsuit styled, In the Matter of FGL Holdings, was filed in the Grand Court of the Cayman Islands related to FNF's acquisition of F&G where dissenting shareholders, Kingfishers LP, Kingstown 1740 Fund LP, Kingstown Partners II LP, Kingstown Partners Master Ltd., and Ktown LP, asserted statutory appraisal rights relative to their ownership of 12,000,000 shares of F&G stock. They sought a judicial determination of the fair value of their shares of F&G stock as of the date of valuation under the law of the Cayman Islands, together with interest. On September 5, 2022 the Grand Court of the Cayman Islands decided in favor of F&G. Kingstown Capital Management LP failed to appeal, and its appeal period expired on October 20, 2022. The result in this case has no material adverse effect on our financial condition.
From time to time we receive inquiries and requests for information from state insurance departments, attorneys general and other regulatory agencies about various matters relating to our business. Sometimes these take the form of civil investigative demands or subpoenas. We cooperate with all such inquiries and we have responded to or are currently responding to inquiries from multiple governmental agencies. From time to time, we are assessed fines for violations of regulations or other matters or enter into settlements with such authorities, which may require us to pay fines or claims or take other actions. We do not anticipate such fines and settlements, either individually or in the aggregate, will have a material adverse effect on our financial condition.
Commitments
We have unfunded investment commitments as of December 31, 2022 and December 31, 2021 based upon the timing of when investments are executed compared to when the actual investments are funded, as some investments require that funding occur over a period of months or years. A summary of unfunded commitments by invested asset class as of December 31, 2022 and December 31, 2021 is included below (in millions):

	December 31, 2022	December 31, 2021
Asset Type
Unconsolidated VIEs:
Limited partnerships	$1,603	$1,146
Whole loans	419	589
Fixed maturity securities, ABS	201	306
Other fixed maturity securities, AFS	48	119
Commercial mortgage loans	36	44
Other assets	120	156
Residential mortgage loans	2	—
Committed amounts included in liabilities	1	—
Total	$2,430	$2,360
See Note A Business and Summary of Significant Accounting Policies, for discussion of funding agreements that have been issued pursuant to the FABN Program as well as to the FHLB that are included in Contractholder funds.
The Company leases office space under operating leases. The largest leases are cancellable in 2027 and expire in 2030. Rent expense and minimum rental commitments under all leases are immaterial.
As discussed in Note J Reinsurance, to enhance Kubera's ability to pay its obligations under the amended reinsurance agreement, effective October 31, 2021, F&G entered into a Variable Note Purchase Agreement (the “NPA”), whereby F&G agreed to fund a note to Kubera to be used to ultimately settle with F&G, with principal increases up to a maximum amount of $300 million, to the extent a potential funding shortfall (treaty assets are less than the total funding requirement) is projected relative to the business ceded to Kubera from F&G as part of the amended reinsurance agreement. The potential funding shortfall will be determined quarterly and, among other items, is impacted by the market value of the assets in the funds withheld account related to the reinsurance agreement and Kubera's capital as calculated on a Bermuda regulatory basis. The NPA matures on November 30, 2071. Based on the current level of the treaty assets and projections that these policies will be profitable over the lifetime of the agreement, we do not expect significant fundings to occur under the NPA. As of December 31, 2022 and December 31, 2021, the amount funded under the NPA was insignificant.

Note G — Supplemental Cash Flow Information
The following supplemental cash flow information is provided with respect to certain cash payment and non-cash investing and financing activities (in millions).

	Year Ended December 31,			Period from June 1 to December 31,	Period from January 1 to May 31,
	2022	2021		2020	2020
					Predecessor
Cash paid for:
Interest paid	$34	$30	$30	$15	$15
Income taxes (refunded) paid	(72)	44		2	—
Deferred sales inducements	87	90		46	43
Non-cash investing and financing activities:
Investments received from pension risk transfer premiums	—	316		—	—
Change in proceeds of sales of investments available for sale receivable in period	115	(160)		(3)	5
Change in purchases of investments available for sale payable in period	(10)	2		7	(6)

Note H —Intangibles
A summary of the changes in the carrying amounts of our VOBA, DAC and DSI intangible assets is as follows (in millions):

	VOBA	DAC	DSI	Total
Balance at January 1, 2022	$1,185	$761	$88	$2,034
Deferrals	—	727	87	814
Amortization	(203)	(107)	(43)	(353)
Interest	25	30	2	57
Unlocking	(5)	(4)	5	(4)
Adjustment for net unrealized investment losses (gains)	662	182	68	912
Balance at December 31, 2022	$1,664	$1,589	$207	$3,460

	VOBA	DAC	DSI	Total
Balance at January 1, 2021	$1,466	$222	$36	$1,724
Purchase price allocation adjustments	61	—	—	61
Deferrals	—	585	90	675
Amortization	(436)	(46)	(35)	(517)
Interest	30	13	1	44
Unlocking	13	1	(2)	12
Adjustment for net unrealized investment losses (gains)	51	(14)	(2)	35
Balance at December 31, 2021	$1,185	$761	$88	$2,034

	VOBA	DAC	DSI	Total
Balance at June 1, 2020 (a)	$1,847	$—	$—	$1,847
Deferrals	—	251	46	297
Amortization	(120)	(6)	(5)	(131)
Interest	20	2	—	22
Unlocking	2	—	—	2
Adjustment for net unrealized investment losses (gains)	(283)	(25)	(5)	(313)
Balance at December 31, 2020	$1,466	$222	$36	$1,724

Predecessor	VOBA	DAC	DSI	Total
Balance at January 1, 2020	$599	$641	$236	$1,476
Deferrals	—	184	43	227
Amortization	14	22	10	46
Interest	7	8	2	17
Unlocking	(9)	(2)	—	(11)
Adjustment for net unrealized investment losses (gains)	141	65	30	236
Balance at May 31, 2020	$752	$918	$321	$1,991
(a) As of the June 1, 2020 acquisition of F&G, due to purchase accounting adjustments, our prior intangible assets were valued at $0 and VOBA was re-established at fair value.

Amortization of VOBA, DAC, and DSI is based on the current and future expected gross margins or profits recognized, including investment gains and losses. The interest accrual rates utilized to calculate the accretion of interest on VOBA ranged from 0% to 4.71% for the years ended December 31, 2022 and December 31, 2021. The adjustment for unrealized net investment losses (gains) represents the amount of VOBA, DAC, and DSI that would have been amortized if such unrealized gains and losses had been recognized. This is referred to as the “shadow adjustments” as the additional amortization is reflected in AOCI on the Consolidated Balance Sheet rather than as depreciation and amortization on the Consolidated Statements of Earnings. As of December 31, 2022 and December 31, 2021, the VOBA balances included cumulative adjustments for net unrealized investment gains

(losses) of $(430) million and $232 million, respectively, the DAC balances included cumulative adjustments for net unrealized investment gains (losses) of $(143) million and $39 million, respectively, and the DSI balance included net unrealized investment gains (losses) of $(61) million and $7 million, respectively.
For the in-force liabilities as of December 31, 2022, the estimated amortization expense for VOBA in future fiscal periods under existing accounting rules is as follows (in millions) (Refer to Note Q Recent Accounting Pronouncements for further discussion of accounting pronouncements not yet adopted that may have a significant impact on future estimated amortization expense upon adoption):

Estimated Amortization Expense
Fiscal Year
2023	$(53)
2024	172
2025	151
2026	133
2027	129
Thereafter	702
Definite and Indefinite Lived Other Intangible Assets
Other intangible assets as of December 31, 2022 consist of the following (in millions):

	Cost	Accumulated amortization	Net carrying amount	Weighted average useful life (years)
Value of distribution asset (VODA)	$140	$(40)	$100	15
Computer software	82	(21)	61	2 to 10
Definite lived trademarks, tradenames, and other	30	(8)	22	10
Indefinite lived tradenames and other	8	N/A	8	Indefinite
Total			$191
Other intangible assets as of December 31, 2021 consist of the following (in millions):

	Cost	Accumulated amortization	Net carrying amount	Weighted average useful life (years)
Value of distribution asset (VODA)	$140	$(25)	$115	15
Computer software	67	(15)	52	2 to 10
Definite lived trademarks, tradenames and other	30	(5)	25	10
Indefinite lived tradenames and other	8	N/A	8	Indefinite
Total			$200
Amortization expense for amortizable intangible assets, which consist primarily of VODA, computer software, and definite lived trademarks, tradenames and other was $25 million, $28 million, $17 million and $1 million for the years ended December 31, 2022 and December 31, 2021, the period June 1 to December 31, 2020 and the Predecessor period January 1 to May 31, 2020, respectively. Estimated amortization expense for the next five years for assets owned at December 31, 2022, is $29 million in 2023, $26 million in 2024, $24 million in 2025, $23 million in 2026 and $22 million in 2027.
Note I — Goodwill
Goodwill of $1,756 million as of December 31, 2022, and December 31, 2021 relates to goodwill recorded in connection with the FNF acquisition at June 1, 2020. There have been no changes in goodwill since the FNF acquisition. Refer to Note A Business and Summary of Significant Accounting Policies regarding our accounting policy for Goodwill and discussion of impairment testing.
Note J — Reinsurance
F&G reinsures portions of its policy risks with other insurance companies. The use of indemnity reinsurance does not discharge an insurer from liability on the insurance ceded. The insurer is required to pay in full the amount of its insurance liability regardless of whether it is entitled to or able to receive payment from the reinsurer. The portion of risks exceeding F&G's retention limit is reinsured. F&G primarily seeks reinsurance coverage in order to limit its exposure to mortality losses and enhance capital management. F&G follows reinsurance accounting when there is adequate risk transfer or deposit accounting if there is inadequate risk transfer. If the underlying policy being reinsured is an investment contract, the effects of the agreement are accounted for as a separate investment contract. Refer to Note A Business and Summary of Significant Accounting Policies for more information over our accounting policy for reinsurance agreements.
The effect of reinsurance on net premiums earned and net benefits incurred (benefits paid and reserve changes) for the years ended December 31, 2022 and December 31, 2021, the period from June 1, 2020 to December 31, 2020 and the Predecessor period January 1, 2020 to May 31, 2020, respectively, were as follows (in millions):

	Year Ended December 31,				Period from June 1 to December 31,		Period from January 1 to May 31,
	2022		2021		2020		2020
							Predecessor
	Net Premiums Earned	Net Benefits Incurred	Net Premiums Earned	Net Benefits Incurred	Net Premiums Earned	Net Benefits Incurred	Net Premiums Earned	Net Benefits Incurred
Direct	$1,522	$3,671	$1,314	$3,282	$108	$976	$86	$402
Assumed	—	—	—	—	—	1	—	(1)
Ceded	(128)	(2,546)	(137)	(1,144)	(85)	(111)	(67)	(103)
Net	$1,394	$1,125	$1,177	$2,138	$23	$866	$19	$298
Amounts payable or recoverable for reinsurance on paid and unpaid claims are not subject to periodic or maximum limits. The Company did not write off any significant reinsurance balances during the years ended December 31, 2022 and December 31, 2021, the period from June 1, 2020 to December 31, 2020 or the Predecessor period from January 1, 2020 to May, 31, 2020. The Company did not commute any ceded reinsurance treaties during the years ended December 31, 2022 and December 31, 2021, the period from June 1, 2020 to December 31, 2020 or the Predecessor period from January 1, 2020 to May 31, 2020.
F&G estimates expected credit losses on reinsurance recoverables using a probability of default/loss given default model. Significant inputs to the model include the reinsurer's credit risk, expected timing of recovery, industry-wide historical default experience, senior unsecured bond recovery rates, and credit enhancement features. For the period ended May 31, 2020, the expected credit loss reserve was $22 million. As of the June 1, 2020 acquisition of F&G, due to purchase accounting adjustments, our expected credit loss reserve was valued at $0. For the seven months ended December 31, 2020, the expected credit loss reserve increased from $0 to $21 million. As of December 31, 2022 and December 31, 2021, the expected credit loss reserve was $10 million and $20 million, respectively.
No policies issued by F&G have been reinsured with any foreign company, which is controlled, either directly or indirectly, by a party not primarily engaged in the business of insurance.
F&G has not entered into any reinsurance agreements in which the reinsurer may unilaterally cancel any reinsurance for reasons other than non-payment of premiums or other similar credit issues.
New Reinsurance Transaction. Effective December 31, 2022, F&G entered into an indemnity reinsurance agreement with New Reinsurance Company Ltd. (“New Re”), a third-party reinsurer, to cede a quota share of certain FIA policies and related waiver of surrender charges, issued after January 1, 2022, on a coinsurance and yearly renewable term basis. The coinsurance quota share is only applicable to the base contract benefits under the FIA policies. The yearly renewable term is applicable to the waiver of surrender charges. As the FIA policies ceded do not include any GMWB or GMDB benefits, there is no significant insurance risk present and therefore the effects of this agreement are accounted for as a separate investment contract.
Aspida Reinsurance Transaction. F&G executed a Funds Withheld Coinsurance Agreement with Aspida Re, a Bermuda reinsurer. In accordance with the terms of this agreement, F&G cedes to the reinsurer, on a fifty percent (50%) funds withheld coinsurance basis, certain multiyear guaranteed annuity business written effective January 1, 2021. The agreement was originally executed January 15, 2021 and amended in August 2021 and September 2022. For reinsured policies issued prior to September 1, 2022, the policies are ceded on a fifty percent (50%) quota share basis.  For reinsured policies issued on or after September 1, 2022, the policies are ceded on a seventy-five percent (75%) quota share basis, capped at $350 million cession per month.  As the policies ceded to Aspida are investment contracts, there is no significant insurance risk present and therefore the effects of this agreement are accounted for as a separate investment contract.
Somerset Reinsurance Transaction. F&G entered into a reinsurance agreement with Kubera, a third-party reinsurer, effective December 31, 2018, to cede certain MYGA and deferred annuity GAAP and statutory reserves on a coinsurance funds withheld basis, net of applicable existing reinsurance. In accordance with the terms of this agreement, F&G cedes a quota share percentage of MYGA and deferred annuity policies for certain issue years to Kubera. Effective October 31, 2021, this agreement was novated from Kubera to Somerset, a certified third-party reinsurer. This agreement cedes GAAP and statutory reserves of approximately $1 billion. As the policies ceded to Somerset are investment contracts, there is no significant insurance risk present and therefore the effects of this agreement are accounted for as a separate investment contract.
Kubera Reinsurance Transaction. F&G has a reinsurance agreement with Kubera to cede certain FIA statutory reserves on a coinsurance funds withheld basis, net of applicable existing reinsurance. In accordance with the terms of this agreement, F&G cedes a quota share percentage of FIA policies for certain issue years to Kubera. Effective October 31, 2021, this agreement was amended to increase the ceded reserves from approximately $4 billion to approximately $10 billion. The agreement was subsequently amended and restated on October 1, 2022 whereby F&G recaptured approximately $52 million in statutory reserves solely related to waiver of surrender charges. As the policies ceded to Kubera are investment contracts, there is no significant insurance risk present and therefore the reinsurance agreement is accounted for as a separate investment contract. F&G incurred risk charge fees of $12 million, $5 million, $4 million, and ($1) million during the years ended December 31, 2022 and December 31, 2021, the period from June 1, 2020 to December 31, 2020, and the Predecessor period from January 1, 2020 to May 31, 2020, respectively, in relation to this reinsurance agreement.
To enhance Kubera's ability to pay its obligations under the amended reinsurance agreement, F&G entered into a Variable Note Purchase Agreement (the “NPA”), whereby F&G agreed to fund a note to Kubera to be used to ultimately settle with F&G, with principal increases up to a maximum amount of $300 million, to the extent a potential funding shortfall (treaty assets are less than the total funding requirement) is projected relative to the business ceded to Kubera from F&G as part of the amended reinsurance agreement. The potential funding shortfall will be determined quarterly and, among other items, is impacted by the market value of the assets in the funds withheld account related to the reinsurance agreement and Kubera's capital as calculated on a Bermuda regulatory basis. The NPA matures on November 30, 2071. Based on the current level of the treaty assets and projections that these policies will be profitable over the lifetime of the agreement, we do not expect significant fundings to occur under the NPA. As of December 31, 2022 and December 31, 2021, the amount funded under the NPA was insignificant.
Canada Life Reinsurance Transaction. Effective May 1, 2020, F&G entered into an indemnity reinsurance agreement with Canada Life Assurance Company United States Branch, a third-party reinsurer, to reinsure FIA policies with GMWB. In accordance with the terms of this agreement, F&G cedes a quota share percentage of the net retention of guarantee payments in excess of account value for GMWB. This treaty was amended effective January 1, 2021 and January 1, 2022, and covers FIA policies with GMWB issued from January 1, 2020 to December 31, 2023. Effective October 1, 2022, the treaty was then amended and restated to cover additional FIA business policies. The effects of this agreement are not accounted for as reinsurance as it does not satisfy the risk transfer requirements for GAAP; therefore, deposit accounting is applied. F&G incurred risk charge fees of $4 million, $2 million and $1 million during the years ended December 31, 2022 and December 31, 2021 and the period from June 1, 2020 to December 31, 2020, respectively, in relation to this reinsurance agreement.
Hannover Reinsurance Transaction. F&G has an indemnity reinsurance agreement with Hannover Re, a third-party reinsurer, to cede a quota share percentage of the net retention of guarantee payments in excess of account value for GMWB and GMDB guarantees associated with an in-force block of its FIA and fixed deferred annuity contracts. The effects of this agreement are not accounted for as reinsurance as it does not satisfy the risk transfer requirements for GAAP; therefore, deposit accounting is applied. F&G incurred risk charge fees of $20 million, $21 million, $12 million, and $8 million during the years ended December 31, 2022 and December 31, 2021, the period from June 1, 2020 to December 31, 2020, and the Predecessor period from January 1, 2020 to May 31, 2020, respectively, in relation to this reinsurance agreement.
Wilton Reinsurance Transaction. Pursuant to the agreed upon terms, Wilton Reassurance Company (“Wilton Re”) purchased through a 100% quota share reinsurance agreement certain FGL Insurance life insurance policies that are subject to redundant reserves, reported on a statutory basis, under Regulation XXX and Guideline AXXX, as well as another block of FGL Insurance’s in-force traditional, universal life and IUL insurance policies. The effects of this agreement are accounted for as reinsurance as the ceded policies qualify as insurance products and because the agreement satisfies the risk transfer requirements for GAAP.
Concentration of Reinsurance Risk
The Company has a significant concentration of reinsurance risk with third party reinsurers, Aspida Re, Wilton Re, and Somerset that could have a material impact on our financial position in the event that any of these reinsurers fails to perform its obligations under the various reinsurance treaties. Aspida Re has an A- issuer credit rating from AM Best as of December 31, 2022, and the risk of non-performance is further mitigated through the funds withheld arrangement. Wilton Re has an A+ issuer credit rating from AM Best and an A issuer credit rating from Fitch as of December 31, 2022. Somerset has an A- issuer credit rating from AM Best and a BBB+ issuer credit rating from S&P as of December 31, 2022, and the risk of non-performance is further mitigated through the funds withheld arrangement. On December 31, 2022, the net amounts recoverable from Aspida Re, Wilton Re, and Somerset were $3,121 million, $1,231 million, and $570 million, respectively. We monitor both the financial condition of individual reinsurers and risk concentration arising from similar activities and economic characteristics of reinsurers to attempt to reduce the risk of default by such reinsurers. We believe that all amounts due from Aspida Re, Wilton Re, and Somerset for periodic treaty settlements are collectible as of December 31, 2022.
Intercompany Reinsurance Agreements
Effective December 31, 2022, Fidelity & Guaranty Life Insurance Company (“FGL Insurance”) entered into a Coinsurance Agreement with F&G Life Re, an affiliated Bermuda reinsurer to issue a quota share of PRT group annuity contracts. Some of the contracts reinsured are held by FGL Insurance’s general account and others are held by a FGL Insurance separate account (which does not meet the GAAP definition of a separate account). The cession from FGL Insurance to the Reinsurer is on a 80% quota share basis. Reinsurance of the separate account contracts are maintained on a modified coinsurance basis and reinsurance of the general account contracts are maintained on a funds withheld basis. On the funds withheld portion of the transaction, FGL Insurance ceded approximately $380 million, in certain PRT Statutory Reserves and Interest Maintenance Reserve. FGL Insurance also established a modified coinsurance reserve of approximately $1.7 billion associated with the PRT Separate Account Insurance Liabilities.
F&G has a reinsurance treaty with Raven Reinsurance Company ("Raven Re"), its wholly owned captive reinsurance company, to cede the Commissioners Annuity Reserve Valuation Method ("CARVM") liability for annuity benefits where surrender charges are waived related to certain FIA, DA and MYGA policies. Effective October 1, 2022, the treaty was amended and restated to cover additional FIA, DA and MYGA policy issue years. In connection with the CARVM reinsurance agreement, (“FGL Insurance”) and Raven Re entered into an agreement with Nomura Bank International plc (“NBI”) to establish a reserve financing facility in the form of a letter of credit issued by NBI. The reimbursement agreement associated with the facility was amended and restated

on September 30, 2022. As a result, the financing facility now has $200 million available to draw on as of December 31, 2022. The amended facility may terminate earlier than the current termination date of October 1, 2027, in accordance with the terms of the reimbursement agreement. Under the terms of the reimbursement agreement, in the event the letter of credit is drawn upon, Raven Re is required to repay the amounts utilized, and FGLH is obligated to repay the amounts utilized if Raven Re fails to make the required reimbursement. FGLH also is required to make capital contributions to Raven Re in the event that Raven Re’s statutory capital and surplus falls below certain defined levels. As of December 31, 2022 and December 31, 2021, Raven Re’s statutory capital and surplus was $11 million and $62 million, respectively, in excess of the minimum level required under the reimbursement agreement. As this letter of credit is provided by an unaffiliated financial institution, Raven Re is permitted to carry the letter of credit as an admitted asset on the Raven Re statutory balance sheet.
Effective December 31, 2020, FGL Insurance executed a Coinsurance Agreement with F&G Life Re Ltd. (“F&G Life Re” or "Reinsurer"), an affiliated Bermuda reinsurer, to reinsure a quota share of FIA policies to the Reinsurer. Concurrently, the Reinsurer and F&G Cayman Re Ltd. (“F&G Cayman Re”), an affiliated reinsurer of both FGL Insurance and the Reinsurer, entered into a Retrocession Agreement. The cession from FGL Insurance to the Reinsurer is on a 100% quota share basis, net of applicable existing reinsurance and the retrocession to F&G Cayman Re from the Reinsurer is on a 45% quota share basis. Additionally, both treaties are maintained on a funds withheld basis. FGL Insurance ceded and the Reinsurer retroceded approximately $5.0 billion and $2.2 billion, respectively, in certain FIA Statutory Reserves and Interest Maintenance Reserve.
Since these agreements are intercompany, the financial impacts are eliminated in the preparation of the Consolidated Financial Statements included within this Annual Report.
Note K — Related Party Transactions
The Company has determined that related parties would fall into the following categories; (i) affiliates of the entity, (ii) entities for which investments in their equity securities would be required to be accounted for by the equity method by the investing entity, (iii) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management, (iv) principal owners (>10% equity stake) of the entity and members of their immediate families, (v) management (including FNF’s BOD, CEO, and other persons responsible for achieving the objectives of the entity and who have the authority to establish policies and make decisions) of the entity and other members of their immediate families, (vi) other parties with which the entity may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests (vii) other parties that can significantly influence management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate business, (viii) attorney in fact of a reciprocal reporting entity or any affiliate of the attorney in fact, and (ix) a U.S. manager of a U.S. branch or any affiliate of the U.S. manager of a U.S. branch.
Prior to the FNF acquisition, the Company determined that for the period January 1 to May 31, 2020, the Blackstone Group LP ("Blackstone") and its affiliates, further discussed below, as well as the Company's directors and officers (along with their immediate family members) were related parties of the Company due to ownership in F&G. Blackstone was a related party based on its equity stake in the Company. Upon the closing of the FNF acquisition, the Company re-evaluated related parties. Blackstone and its affiliates are no longer related parties due to no longer holding ownership in F&G. It was determined that FNF as well as FNF's directors and officers (along with their immediate family members) would be related parties subsequent to June 1, 2020.
FNF
Separation Agreement
F&G has entered into the Separation Agreement with FNF to provide for, among other things, the principal corporate transactions required to effect the separation and distribution, certain conditions to the separation and distribution and provisions governing our relationship with FNF with respect to and resulting from the separation and distribution. Refer to “Risk Factors - Risks Related to the Separation and Distribution and our Status as a subsidiary of FNF” in this Annual Report for additional information on the separation.
Notes Payable
For a description of our financing arrangements with FNF see Note E Notes Payable to the Consolidated Financial Statements included in this Annual Report.
Governance
Because FNF will initially own approximately 85% of the shares of outstanding F&G common stock we are a controlled company within the meaning of the corporate governance standards of the NYSE. A controlled company does not need its board of directors to have a majority of independent directors or to form an independent compensation committee or nominating and corporate governance committee. Refer to “Risk Factors - Risks Related to the Separation and Distribution and our Status as a subsidiary of FNF” in this Annual Report for additional information on management and governance.
Tax Sharing Agreement
Refer to Note N Income Taxes for a discussion of the tax matters agreement between FNF and the Company.
Stock Split, Increase to Authorized shares and Exchange Agreement with FNF
On June 24, 2022, the following actions previously approved by the F&G board of directors became effective: (i) a stock split in a ratio of 105,000 for 1. FNF, as the sole shareholder, received, in the form of a dividend, 104,999 additional shares of common stock for each share of common stock held. Earnings per share has been retrospectively adjusted to reflect as if the split occurred as of June 1, 2020 in accordance with GAAP; (ii) an increase in the number of authorized shares of common stock from one thousand (1,000) to five hundred million (500,000,000); (iii) an exchange agreement with FNF pursuant to which F&G transferred shares of its common stock to FNF in exchange for the $400 million FNF Promissory Note, after which the note was retired. There was no gain or loss recorded with respect to the exchange agreement. For the years ended December 31, 2022 and 2021, interest expense on the FNF Promissory Note was approximately $6 million and $3 million, respectively.
Corporate Services Agreement
FNF has entered into a Corporate Services Agreement with F&G, which we refer to as the Corporate Services Agreement. Pursuant to such agreement, FNF will provide F&G with certain corporate services, including internal audit services, litigation and dispute management services, compliance services, corporate and transactional support services, SEC & reporting services, insurance and risk management services, human resources support services and real estate services. The Corporate Services Agreement terminates after the date upon which all corporate services or transition assistance have been terminated or upon the mutual agreement of the parties. F&G may terminate corporate services by providing 90 days written notice to FNF.
Reverse Corporate Services Agreement
F&G has entered into a Reverse Corporate Services Agreement with FNF. Pursuant to such agreement, F&G will provide FNF with certain services, including employee services. The Reverse Corporate Services Agreement terminates after the date upon which all corporate services or transition assistance has been terminated or upon the mutual agreement of the parties. FNF may terminate corporate services by providing 90 days written notice to F&G.
Shared Services
For the years ended December 31, 2022 and 2021, and for the period June 1, 2020 to December 31, 2020, FNF provided certain operational support services for F&G including tax, insurance, legal, risk management, information technology, employee benefits and accounting.
Expenses incurred by F&G for all services were approximately $4 million for the year ended December 31, 2022 and were insignificant for the year ended December 31, 2021 and for the period June 1, 2020 to December 31,

2020.
Blackstone ISG-I Advisors LLC ("BIS")
FGL Insurance and certain subsidiaries of the Company, entered into investment management agreements ("IMAs") with "BIS", a wholly owned subsidiary of The Blackstone Group LP on December 1, 2017. On December 31, 2019, to be effective as of October 31, 2019, FGL Insurance and certain subsidiaries of the Company entered into amended and restated IMAs (the “Restated IMAs”) with BIS, pursuant to which BIS was appointed as investment manager of the Company’s general accounts (the “F&G Accounts”). Pursuant to the terms of the Restated IMAs, BIS may delegate any or all of its discretionary investment, advisory and other rights, powers, functions and obligations under the Restated IMAs to one or more sub-managers, including its affiliates. BIS delegated certain investment services to its affiliates, Blackstone Real Estate Special Situations Advisors L.L.C. (“BRESSA”) and GSO Capital Advisors II LLC (“GSO Capital Advisors”), pursuant to sub-management agreements executed between BIS and each of BRESSA and GSO Capital Advisors. The Restated IMAs were further amended and restated on June 1, 2020.
BIS appointed MVB Management, an entity owned by affiliates of FNF’s Chairman, as Sub-Adviser of the FGL Account pursuant to a sub-advisory agreement (the “Sub-Advisory Agreement”). Under the Sub-Advisory Agreement, MVB Management will provide portfolio review, and consulting services, including such recommendations as the Investment Manager shall reasonably request. Payment or reimbursement of the sub-advisory fee to MVB Management is solely the obligation of BIS and is not an obligation of FGL Insurance or F&G. Subject to certain conditions, the Sub-Advisory Agreement cannot be terminated by BIS unless FGL Insurance terminates the FGL Insurance IMA.
The Company purchased $103 million of residential loans from Finance of America Holdings LLC, a Blackstone affiliate, during the period January 1 to May 31, 2020. In addition, the Company purchased $67 million commercial mortgage loans from Blackstone Real Estate Debt Strategies, a Blackstone affiliate, during the period January 1 to May 31, 2020.
The Company earned $(12) million of interest and investment income for the period January 1 to May 31, 2020 on affiliated investments.
Freedom Equity Group (“FEG”)
In October 2021, we purchased a 30% minority ownership stake in FEG. FEG is a nearly 4,000 agent strong Network Marketing Group that focuses on cultural markets including Mexican-American, Hmong, Laotian, Filipino, Burmese, Congolese-American, Samoan, African-American, Thai and Vietnamese. For the year ended December 31, 2022, we paid approximately $74 million in commissions to FEG, with the expense included in other operating expenses on the accompanying Consolidated Statement of Earnings.
Refer to Note S Subsequent Events, for discussion of a recent investment we made in Syncis.
Note L — Insurance Subsidiary Financial Information and Regulatory Matters
Our U.S. insurance subsidiaries, FGL Insurance, Fidelity & Guaranty Life Insurance Company of New York (“FGL NY Insurance”), and Raven Re, file financial statements with state insurance regulatory authorities and the National Association of Insurance Commissioners (“NAIC”) that are prepared in accordance with Statutory Accounting Principles (“SAP”) prescribed or permitted by such authorities, which may vary materially from GAAP. Prescribed SAP includes the Accounting Practices and Procedures Manual of the NAIC as well as state laws, regulations and administrative rules. Permitted SAP encompasses all accounting practices not so prescribed. The principal differences between SAP financial statements and financial statements prepared in accordance with GAAP are that SAP financial statements do not reflect VOBA, DAC, and DSI, some bond portfolios may be carried at amortized cost, assets and liabilities are presented net of reinsurance, contractholder liabilities are generally valued using more conservative assumptions and certain assets are non-admitted. Accordingly, SAP operating results and SAP capital and surplus may differ substantially from amounts reported in the GAAP basis financial statements for comparable items.

F&G Cayman Re and F&G Life Re (Bermuda) file financial statements with their respective regulators that are based on U.S. GAAP.
U.S. Companies
Our principal insurance subsidiaries' statutory (SAP and GAAP) financial statements are based on a December 31 year end. Statutory net income and statutory capital and surplus of our wholly owned U.S. regulated insurance subsidiaries were as follows (in millions):

	Subsidiary (state of domicile) (a)
	FGL Insurance (IA)	FGL NY Insurance (NY)	Raven Re (VT)
Statutory Net income (loss):
Year ended December 31, 2022	$(243)	$(15)	$(111)
Year ended December 31, 2021	$351	$4	$3
Statutory Capital and Surplus:
December 31, 2022	$1,877	$82	$121
December 31, 2021	$1,473	$99	$115
(a)FGL NY Insurance and Raven Re are subsidiaries of FGL Insurance, and the columns should not be added together.
Regulation - U.S. Companies
FGL Insurance, FGL NY Insurance and Raven Re's respective statutory capital and surplus satisfies the applicable minimum regulatory requirements.
In order to enhance the regulation of insurers’ solvency, the NAIC adopted a model law to implement RBC requirements for life, health and property and casualty insurance companies. All states have adopted the NAIC’s model law or a substantially similar law. RBC is used to evaluate the adequacy of capital and surplus maintained by an insurance company in relation to risks associated with: (i) asset risk, (ii) insurance risk, (iii) interest rate risk, and (iv) business risk. As of the most recent annual statutory financial statements filed with insurance regulators, the RBC ratios for FGL Insurance and FGL NY Insurance each exceeded the minimum RBC requirements.
The insurance laws of Iowa and New York regulate the amount of dividends that may be paid in any year by FGL Insurance and FGL NY Insurance, respectively.
Pursuant to Iowa insurance law, ordinary dividends are payments, together with all other such payments within the preceding twelve months, that do not exceed the greater of (i) 10% of FGL Insurance’s statutory surplus as regards policyholders as of December 31 of the preceding year; or (ii) the net gain from operations of FGL Insurance (excluding realized capital gains) for the 12-month period ending December 31 of the preceding year.
Dividends in excess of FGL Insurance’s ordinary dividend capacity are referred to as extraordinary and require prior approval of the Iowa Insurance Commissioner. FGL Insurance may only pay dividends out of statutory earned surplus. FGL Insurance paid extraordinary dividends to FGAL of $0 million, $38 million, and $151 million, in the 12-month periods ending December 31, 2022, 2021, and 2020, respectively.
Each year, FGL NY Insurance may pay a certain limited amount of ordinary dividends or other distributions without being required to obtain the prior consent of or the New York State Department of Financial Services (“NYDFS”). However, to pay any dividends or distributions (including the payment of any dividends or distributions for which prior consent is not required), FGL NY Insurance must provide advance written notice to the NYDFS.
FGL NY Insurance has historically not paid dividends.
FGL Insurance applies Iowa-prescribed accounting practices that permit Iowa-domiciled insurers to report equity call options used to economically hedge FIA index credits at amortized cost for statutory accounting purposes and to calculate FIA statutory reserves such that index credit returns will be included in the reserve only after crediting to the annuity contract. Effective October 1, 2022, the Company incorporated IUL products under these Iowa-prescribed accounting practices. This resulted in a $152 million and $106 million decrease to statutory capital and surplus at December 31, 2022 and December 31, 2021, respectively.
FGL Insurance’s statutory carrying value of Raven Re reflects the effect of permitted practices Raven Re received to treat the available amount of a letter of credit as an admitted asset, which increased Raven Re’s statutory capital and surplus by $200 million and $85 million at December 31, 2022 and December 31, 2021, respectively.
Raven Re is also permitted to follow Iowa prescribed statutory accounting practice for its reserves on reinsurance assumed from FGL Insurance which increased Raven Re’s statutory capital and surplus by $28 million at December 31, 2022 and by $0 million at December 31, 2021. Without such permitted statutory accounting practices, Raven Re’s statutory capital and surplus (deficit) would be $(107) million as of December 31, 2022 and would be $30 million as of December 31, 2021, and its risk-based capital would not fall below the minimum regulatory requirements. The letter of credit facility is collateralized by NAIC 1 rated debt securities. If the permitted practice was revoked, the letter of credit could be replaced by the collateral assets with Nomura’s consent as discussed in Note J Reinsurance. FGL Insurance’s statutory carrying value of Raven Re was $121 million and $115 million at December 31, 2022 and December 31, 2021, respectively.
As of December 31, 2022, FGL NY Insurance did not follow any prescribed or permitted statutory accounting practices that differ from the NAIC's statutory accounting practices.
Non-U.S. Companies
Net income and capital and surplus of our wholly owned Bermuda and Cayman regulated insurance subsidiaries under U.S. GAAP were as follows (in millions):

	Subsidiary (country of domicile)
	F&G Cayman Re (Cayman)	F&G Life Re (Bermuda)
Statutory Net income (loss):
Year ended December 31, 2022	$299	$339
Year ended December 31, 2021	$99	$94
Statutory Capital and Surplus:
December 31, 2022	$126	$138
December 31, 2021	$164	$206
Regulation - Bermuda
F&G Life Re is a Bermuda exempted company incorporated under the Companies Act 1981, as amended (the “Companies Act”) and registered as a Class E insurer under the Insurance Act 1978, as amended, and its related regulations (the “Insurance Act”). F&G Life Re is regulated by the Bermuda Monetary Authority (“BMA”).
Bermuda has been awarded full equivalence for commercial insurers under Europe’s Solvency II regime applicable to insurance companies, which regime came into effect on January 1, 2016.
The BMA utilizes a risk-based approach when it comes to licensing and supervising insurance and reinsurance companies. As part of the BMA’s risk-based system, an assessment of the inherent risks within each particular class of insurer or reinsurer is used to determine the limitations and specific requirements that may be imposed. Thereafter the BMA keeps its analysis of relative risk within individual institutions under review on an ongoing basis, including through the scrutiny of audited financial statements, and, as appropriate, meeting with senior management during onsite visits.

The Insurance Act imposes on Bermuda insurance companies solvency and liquidity standards, as well as auditing and reporting requirements. Certain significant aspects of the Bermuda insurance regulatory framework are set forth below.
Minimum Solvency Margin. The Insurance Act provides that the value of the assets of an insurer must exceed the value of its liabilities by an amount greater than its prescribed minimum solvency margin.
The minimum solvency margin that must be maintained by a Class E insurer is the greater of: (i) $8,000,000; (ii) 2% of first $500,000,000 of assets plus 1.5% of assets above $500,000,000; and (iii) 25% of that insurer’s enhanced capital requirement (“ECR”). An insurer may file an application under the Insurance Act to waive the aforementioned requirements.
ECR and Bermuda Solvency Capital Requirements (“BSCR”). Class E insurers are required to maintain available capital and surplus at a level equal to or in excess of the applicable ECR, which is established by reference to either the applicable BSCR model or an approved internal capital model. Furthermore, to enable the BMA to better assess the quality of the insurer’s capital resources, a Class E insurer is required to disclose the makeup of its capital in accordance with its 3-tiered capital system. An insurer may file an application under the Insurance Act to have the aforementioned ECR requirements waived.
Restrictions on Dividends and Distributions. In addition to the requirements under the Companies Act (as discussed below), the Insurance Act limits the maximum amount of annual dividends and distributions that may be paid or distributed by F&G Life Re without prior regulatory approval.
F&G Life Re is prohibited from declaring or paying a dividend if it fails to meet its minimum solvency margin, or ECR, or if the declaration or payment of such dividend would cause such breach. If F&G Life Re were to fail to meet its minimum solvency margin on the last day of any financial year, it would be prohibited from declaring or paying any dividends during the next financial year without the approval of the BMA.
In addition, as a Class E insurer, F&G Life Re must not declare or pay a dividend to any person other than a policyholder unless the value of the assets of such insurer, as certified by the insurer’s approved actuary, exceeds its liabilities (as so certified) by the greater of its margin of solvency or ECR. In the event a dividend complies with the above, F&G Life Re must ensure the amount of any such dividend does not exceed that excess.
Furthermore, as a Class E insurer, F&G Life Re must not declare or pay a dividend in any financial year which would exceed 25% of its total capital and statutory surplus, as set out in its previous year’s financial statements, unless at least seven days before payment of such dividend F&G Life Re files with the BMA an affidavit signed by at least two directors of F&G Life Re and its principal representative under the Insurance Act stating that, in the opinion of those signing, declaration of such dividend has not caused the insurer to fail to meet its relevant margins.
The Companies Act also limits F&G Life Re’s ability to pay dividends and make distributions to its shareholders. F&G Life Re is not permitted to declare or pay a dividend, or make a distribution out of its contributed surplus, if it is, or would after the payment be, unable to pay its liabilities as they become due or if the realizable value of its assets would be less than its liabilities.
Reduction of Capital. F&G Life Re may not reduce its total statutory capital by 15% or more, as set out in its previous year’s financial statements, unless it has received the prior approval of the BMA. Total statutory capital consists of the insurer’s paid in share capital, its contributed surplus (sometimes called additional paid in capital) and any other fixed capital designated by the BMA as statutory capital.
Regulation - Cayman
F&G Cayman Re is licensed as a class D insurer in the Cayman Islands by the Cayman Islands Monetary Authority (“CIMA”). As a regulated insurance company, F&G Cayman Re is subject to the supervision of CIMA and CIMA may at any time direct F&G Cayman Re, in relation to a policy, a line of business or the entire business, to cease or refrain from committing an act or pursing a course of conduct and to perform such acts as in the opinion of CIMA are necessary to remedy or ameliorate the situation.

The laws and regulations of the Cayman Islands require that, among other things, F&G Cayman Re maintain minimum levels of statutory capital, surplus and liquidity, meet solvency standards, submit to periodic examinations of its financial condition and restrict payments of dividends and reductions of capital. Statutes, regulations and policies that F&G Cayman Re is subject to may also restrict the ability of F&G Cayman Re to write insurance and reinsurance policies, make certain investments and distribute funds. Any failure to meet the applicable requirements or minimum statutory capital requirements could subject it to further examination or corrective action by CIMA, including restrictions on dividend payments, limitations on our writing of additional business or engaging in finance activities, supervision or liquidation.
The prescribed and permitted statutory accounting practices have no impact on our audited Consolidated Financial Statements, which are prepared in accordance with GAAP.
Note M — Accounts Payable and Accrued liabilities
Accounts payable and other accrued liabilities consist of the following:

	December 31,
	2022	2021
	(In millions)
Salaries and incentives	$72	$60
Accrued benefits	58	74
Deferred revenue	203	35
Trade accounts payable	114	72
Accrued premium taxes	5	3
Liability for policy and contract claims	109	109
Retained asset account	117	148
Remittances and items not allocated	225	39
Option collateral liabilities	178	576
Funds withheld embedded derivative	—	73
Other accrued liabilities	193	108
	$1,273	$1,297
Note N — Income Taxes
Income tax expense (benefit) on continuing operations consists of the following (in millions):

	Year Ended December 31,		Period from June 1 to December 31,	Period from January 1 to May 31,
	2022	2021	2020	2020
				Predecessor
Current	$(31)	$27	$18	$(1)
Deferred	148	193	(93)	(13)
	$117	$220	$(75)	$(14)

Total income tax expense (benefit) was allocated as follows:

	Year Ended December 31,		Period from June 1 to December 31,	Period from January 1 to May 31,
	2022	2021	2020	2020
				Predecessor
Taxes on net earnings (loss) from continuing operations	$117	$220	$(75)	$(14)
Tax expense on net earnings (loss) from discontinued operations	—	—	—	—
Other comprehensive (loss) earnings:
Unrealized (loss) gain on investments and other financial instruments	(935)	(123)	315	(185)
Unrealized gain on foreign currency translation and cash flow hedging	(1)	(1)	2	—
Total income tax (benefit) expense allocated to other comprehensive earnings	(936)	(124)	317	(185)
Total income taxes	$(819)	$96	$242	$(199)
A reconciliation of the federal statutory rate to our effective tax rate is as follows:

	Year Ended December 31,		Period from June 1 to December 31,	Period from January 1 to May 31,
	2022	2021	2020	2020
				Predecessor
Federal statutory rate	21.0%	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	0.1	0.4	1.8	(0.4)
Benefit for Capital Loss Carryback	(4.0)	—	—
Stock compensation	—	(0.1)	0.1	—
Tax credits	(1.4)	(0.4)	(3.2)	0.1
Dividends received deduction	(0.6)	(0.3)	(2.5)	0.4
Benefit on outside of United States income taxed at 0%	—	—	—	(1.8)
Withholding tax on 0% taxed jurisdiction	—	—	(2.5)	(0.3)
Valuation allowance for deferred tax assets	4.5	(1.3)	(63.5)	(12.1)
Change in tax status benefit	—	—	(41.0)	—
Adjustment of DTAs on sale of subsidiary	—	1.4	—	—
Non-deductible expenses and other, net	—	(0.2)	1.5	(0.4)
Effective tax rate	19.6%	20.5%	(88.3)%	6.5%
For the year ended December 31, 2022, the Company’s effective tax rate was 19.6%. The effective tax rate was positively impacted by favorable permanent adjustments, including low income housing tax credits (“LIHTC”), the dividends received deduction (“DRD”), and company owned life insurance (“ICOLI”). The effective tax rate was also impacted by the benefit of the capital loss carryback. This benefit is offset by the valuation allowance expense recorded on unrealized losses and capital loss carryforwards.
For the year ended December 31, 2021, the Company’s effective tax rate was 20.5%. The effective tax rate was positively impacted by favorable permanent adjustments, including LIHTC, DRD, and ICOLI.
For the period from June 1, 2020 to December 31, 2020, the Company’s effective tax rate was (88.3)%. The effective tax rate was positively impacted by the valuation allowance release on the current period activity in FSRC included in continuing operations and the valuation allowance release on the US non-life companies’ deferred tax assets. The effective tax rate was also positively impacted by the change in tax status benefit recorded at December 31, 2020, reversal of withholding taxes, and favorable permanent adjustments, including LIHTC and the DRD.
For the Predecessor period from January 1, 2020 to May 31, 2020, the Company’s effective tax rate was 6.5%. The effective tax rate was impacted by the valuation allowance recorded on the ordinary deferred tax assets in FSRC included in continuing operations. The effective tax rate was also impacted by the impact of low taxed international losses and withholding taxes.
The significant components of deferred tax assets and liabilities consist of the following:

	December 31,
	2022	2021
	(In millions)
Deferred Tax Assets:
Employee benefit accruals	$21	$22
Net operating loss carryforwards	28	16
Accrued liabilities	1	—
Tax credits	30	32
Investment securities	853	—
Capital loss carryover	8	41
Derivatives	67	—
Life insurance and claim related adjustments	669	854
Funds held under reinsurance agreements	37	52
Other	19	12
Total gross deferred tax asset	1,733	1,029
Less: valuation allowance	30	—
Total deferred tax asset	$1,703	$1,029
Deferred Tax Liabilities:
Amortization of goodwill and intangible assets	(29)	(33)
Other	(2)	(1)
Investment securities	—	(355)
Depreciation	(14)	(11)
Partnerships	(93)	(126)
Value of business acquired	(350)	(249)
Derivatives	—	(68)
Deferred acquisition costs	(243)	(102)
Transition reserve on new reserve method	(25)	(34)
Funds held under reinsurance agreements	(183)	(74)
Total deferred tax liability	$(939)	$(1,053)
Net deferred tax asset (liability)	$764	$(24)
Our net deferred tax asset (liability) was $764 million as of December 31, 2022 and a net deferred tax asset (liability) of $(24) million as of December 31, 2021. The significant changes in the deferred taxes are as follows: the deferred tax for investment securities changed by $1,208 million primarily due to unrealized losses recorded on investment securities. The deferred tax liability relating to partnerships decreased by $33 million primarily due to provision to return true-ups that increased the overall tax basis of the partnership investments. The U.S. life insurance business’ deferred tax liability relating to VOBA increased by $101 million due to unrealized losses on the VOBA assets. The deferred tax liability related to deferred acquisition costs increased by $141 million, which is consistent with the growth in sales in our U.S. life group. The deferred tax liability relating to derivatives decreased by $135 million due to unrealized losses on call options. The life insurance reserves and claim related adjustments deferred tax asset decreased by $185 million primarily due to the tax reserves for the year increasing by more than the GAAP reserves. The reinsurance receivable deferred tax asset decreased by $15 million and the reinsurance receivable deferred tax liability increased by $109 million, both due to unrealized gains in the funds withheld portfolios.
As of December 31, 2022, we have net operating losses ("NOLs") on a pretax basis of $133 million, which are available to carryforward and offset future federal taxable income subject to the 80% taxable income limitation. The life losses are U.S. federal net operating losses and consist of $133 million of Internal Revenue Code Section 382 limited net operating losses. These losses do not expire.

As of December 31, 2022 and 2021, we had $30 million and $32 million of tax credits, respectively, which expire between 2038 and 2042. The tax credits consist of $11 million of Internal Revenue Code Section 382 limited losses and $19 million of tax credits with no limitation.
As of December 31, 2022, the valuation allowance of $30 million consisted of a full valuation allowance of $4 million on the unrealized capital loss deferred tax assets for F&G Life Re, F&G Cayman Re, and the US Non-life Companies, a full valuation allowance of $4 million on the remaining capital loss carryforwards for the US Non-life Companies, and a partial valuation allowance of $22 million on the US Life Companies’ unrealized capital loss deferred tax assets.

The U.S. Life insurance group is subject to a Tax Sharing Agreement within the members of the life insurance tax return group. The agreement provides for an allocation based on separate return calculations and allows for reimbursement of company tax benefits absorbed by other members of the group. The U.S. non-life group is subject to a Tax Sharing Agreement with its parent, Fidelity National Financial, Inc (“FNF”), with which it files a consolidated federal income tax return. The Company’s non-life group Tax Sharing Agreement allows for reimbursement of company tax benefits absorbed by FNF. If, during the year ended December 31, 2022, the Company had computed taxes using the separate return method, the pro-forma provision for income taxes would remain unchanged.
The U.S. Federal income tax returns of the Company for years prior to 2018 are no longer subject to examination by the taxing authorities. The Company does not have any unrecognized tax benefits (“UTBs”) at December 31, 2022, but did have a UTB of $58 million at December 31, 2021. The Company had a UTB related to a capital loss carryback claim that did not meet the threshold to recognize the benefit. In the current year the benefit was recognized as the carryback claim was effectively settled and the UTB was removed. In the event the Company has UTBs, interest and penalties related to uncertain tax positions would be recorded as part of income tax expense in the financial statements. The Company regularly assesses the likelihood of additional tax assessments by jurisdiction and, if necessary, adjusts its tax reserves based on new information or developments.
The Inflation Reduction Act of 2022 (the “IRA”) was signed into law on August 16, 2022. Among other changes, the IRA introduced a 15% corporate alternative minimum tax (“CAMT”) on adjusted financial statement income and a 1% excise tax on treasury stock repurchases. The effective date of these provisions will be January 1, 2023. Though the Company will likely be subject to the minimum tax, the Company does not expect to be in a perpetual CAMT position. The life companies will join the consolidated tax return group with FNF and file a life/non-life consolidated return once the five-year waiting period has completed in 2026, which should strengthen that position as FNF is not anticipating owing CAMT on its future returns. As a result, the Company has assessed that there is no material impact on the 2022 financial statements.
On March 27, 2020 H.R. 748, the Coronavirus Aid, Relief, and Economic Security Act, (“the CARES Act”), was signed into legislation which includes tax provisions relevant to businesses that during 2020 will impact taxes related to 2018 and 2019. Some of the significant changes are reducing the interest expense disallowance for 2019 and 2020, allowing the five-year carryback of net operating losses for 2018-2020, suspension of the 80% limitation of taxable income for net operating loss carryforwards for 2018-2020, and the acceleration of depreciation expense from 2018 and forward on qualified improvement property. The Company is required to recognize the effect in the period the law was enacted and recorded total tax benefits of $7 million for the Predecessor period from January 1, 2020 to May 31, 2020 for the U.S. life group. $1 million of the related tax benefit was for the NOL carryback from 2018 to 2017, of which, a small amount was for the tax rate differential. The remaining tax benefit of $6 million was on the use of 100% of NOLs versus the 80% limitation under the Tax Cuts and Jobs Act (or “TCJA”). The NOL carryback and the temporary lifting of the 80% of taxable income limitation on the use of NOLs are timing in nature with an offsetting reduction in deferred taxes. The tax rate differential is a permanent tax benefit.
Note O - Employee Benefit Plans
FNF Stock Purchase Plan
During the years ended December 31, 2022 and December 31, 2021, and for the period from June 1, 2020 to December 31, 2020, our eligible employees could voluntarily participate in FNF's employee stock purchase plan

(“ESPP”) sponsored by FNF. Pursuant to the ESPP, employees may contribute an amount between 3% and 15% of their base salary and certain commissions. Company matching contributions are funded one year after employee contributions are made pursuant to the ESPP. We provided FNF an insignificant amount with respect to our matching contributions to the ESPP in the years ended December 31, 2022 and December 31, 2021, and for the period from June 1, 2020 to December 31, 2020.
F&G Stock Purchase Plan

On January 1, 2023, the Company adopted an Employee Stock Purchase Plan (“F&G ESPP”), enabling employees to purchase the Company stock in an amount between 3% and 15% of their base salary and certain commissions. Based on employee contributions the company will match between 30% and 50% one year after initial employee contributions are made pursuant to the F&G ESPP. The first year F&G will have match amounts is 2024.

401(k) Profit Sharing Plan
During the years ended December 31, 2022 and December 31, 2021, for the period from June 1, 2020 to December 31, 2020, and for the Predecessor period from January 1, 2020 to May 31, 2020, we have offered our employees the opportunity to participate in our 401(k) profit sharing plan (the “401(k) Plan”), a qualified voluntary contributory savings plan that is available to substantially all of our employees. Eligible employees may contribute up to 75% of their pre-tax annual compensation, up to the amount allowed pursuant to the Internal Revenue Code. We make an employer match on the 401(k) Plan of $1.00 on each $1.00 contributed up to the first 5% of eligible earnings contributed to the 401(k) Plan by employees. The employer match was $5 million, $3 million, $1 million and $2 million for the years ended December 31, 2022 and December 31, 2021, for the period from June 1, 2020 to December 31, 2020 and for the Predecessor period from January 1, 2020 to May 31, 2020, respectively, and was credited based on the participant's individual investment elections in the 401(k) Plan.
2022 F&G Omnibus Incentive Plan
On December 1, 2022, we established the F&G Annuities & Life, Inc. 2022 Omnibus Incentive Plan (the “2022 F&G Omnibus Plan”), authorizing the issuance of up to 6 million shares of common stock, subject to the terms of the 2022 F&G Omnibus Plan. The 2022 F&G Omnibus Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and performance shares, performance units, other cash and stock-based awards and dividend equivalents. As of December 31, 2022, there were 1,409,904 shares of restricted stock outstanding under the 2022 F&G Omnibus Plan. Awards granted are approved by the Compensation Committee of the Board of Directors. Awards vest over a 3-year period and have a performance restriction that must be met for shares awarded to vest. If the performance restriction is not satisfied during the measurement period all of the shares that do not satisfy the performance criteria will be forfeited to the Company for no consideration.
F&G restricted stock transactions under the 2022 F&G Omnibus Plan in 2022 are as follows:

	Shares	Weighted Average Grant Date Fair Value
Balance, January 1, 2022	—	$—
Granted	1,411,369	21.80
Canceled	(1,465)	21.80
Vested	—	—
Balance, December 31, 2022	1,409,904	$21.80

We account for stock-based compensation plans in accordance with GAAP on share-based payments, which requires that compensation cost relating to share-based payments be recognized in the consolidated financial statements based on the fair value of each award. Using the fair value method of accounting, compensation cost is measured based on the fair value of the award at the grant date and recognized over the service period.

Fair value of restricted stock awards and units is based on the grant date value of the underlying stock derived from quoted market prices. The total fair value of restricted stock awards granted in the year ended December 31, 2022 was $31 million. There were no restricted stock awards which vested in the year ended December 31, 2022. Net earnings attributable to F&G Shareholders reflects stock-based compensation expense amounts of $1 million for the year ended December 31, 2022, which are included in personnel costs in the reported financial results for the period.

For the period ended December 31, 2022, the total unrecognized compensation costs related to non-vested restricted stock grants pursuant to the 2022 F&G Omnibus Plan are $30 million, which is expected to be recognized in pre-tax income over a weighted average period of 1.9 years.

FGL Incentive Plan and 2020 F&G Omnibus Incentive Plan
On August 8, 2017, the Company adopted a stock-based incentive plan (the “FGL Incentive Plan”) that permitted the granting of awards in the form of qualified stock options, non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights, unrestricted stock, performance-based awards, dividend equivalents, cash awards and any combination of the foregoing.
On June 1, 2020, in connection with the acquisition of F&G, FNF assumed the shares that remained available for future awards under the FGL Holdings 2017 Omnibus Incentive Plan, as amended and restated (the “ 2020 F&G Omnibus Plan”) and cancelled and converted such shares into 2,096,429 shares of FNF common stock that may be issued pursuant to future awards granted under the 2020 F&G Omnibus Plan and 2,411,585 shares of FNF common stock that may be issued pursuant to outstanding stock options under the 2020 F&G Omnibus Plan. Each unvested stock option assumed under the 2020 F&G Omnibus Plan was converted into an FNF stock option and vests solely on the passage of time without any ongoing performance-vesting conditions. The options vest over a 3 year period, based on the option's initial grant date, and have a contractual life of 7 years. As of December 31, 2022, there were 501,548 shares of restricted stock and 1,172,607 stock options outstanding under the 2020 F&G Omnibus Plan.
Stock option transactions under the 2020 F&G Omnibus Plan for the years ended December 31, 2022 and 2021 and for the period June 1, 2020 to December 31, 2020, and the FGL Incentive Plan for the Predecessor period January 1, 2020 to May 31, 2020, are as follows:

	Options	Weighted Average Exercise Price	Exercisable
Predecessor balance, January 1, 2020	15,213,959	$9.30	1,008,780
Granted	—	$—
Exercised	(1,672,330)	$9.51
Canceled	(96,604)	$10.00
Predecessor balance, May 31, 2020	13,445,025	$9.30	640,000
FGL options canceled and converted into options to purchase FNF common shares in connection with the F&G acquisition	2,411,585	36.04
Exercised	(109,159)	27.64
Canceled	(299,736)	38.41
Balance, December 31, 2020	2,002,690	$36.14	1,021,671
Exercised	(474,754)	36.68
Canceled	—	—
Balance, December 31, 2021	1,527,936	$35.97	1,072,584
Granted	—	$—
Exercised	(352,614)	$38.79
Canceled	(2,715)	$28.00
Balance, December 31, 2022	1,172,607	35.15	1,172,607

The following table summarizes information related to stock options outstanding and exercisable as of December 31, 2022:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Intrinsic Value	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Intrinsic Value
		(In years)		(In millions)		(In years)		(In millions)
$0.00 - $27.53	359,510	2.98	27.53	4	359,510	2.98	27.53	4
$27.54 - $28.00	43,019	3.32	28.00	—	43,019	3.32	28.00	—
$28.01 - $39.10	770,078	2.62	39.10	—	770,078	2.62	39.10	—
	1,172,607			4	1,172,607			4
Restricted stock transactions under the 2020 F&G Omnibus Plan for the years ended December 31, 2022 and 2021 and for the period June 1, 2020 to December 31, 2020, and the FGL Incentive Plan for the predecessor period January 1, 2020 to May 31, 2020, are as follows:

	Shares	Weighted Average Grant Date Fair Value
Predecessor balance, January 1, 2020	—	—
Granted	95,416	$10.48
Canceled	—	—
Predecessor balance, May 31, 2020	95,416	$10.48
FGL shares vested in connection with the F&G acquisition	(95,416)	10.48
Granted	474,025	34.13
Canceled	(24,155)	34.47
Balance, December 31, 2020	449,870	$34.11
Granted	311,081	48.28
Canceled	(12,437)	33.40
Vested	(29,873)	34.59
Balance, December 31, 2021	718,641	$40.24
Granted	—	—
Canceled	(78,551)	37.79
Vested	(138,542)	34.11
Balance, December 31, 2022	501,548	$42.31
We account for stock-based compensation plans in accordance with GAAP on share-based payments, which requires that compensation cost relating to share-based payments be recognized in the consolidated financial statements based on the fair value of each award. Using the fair value method of accounting, compensation cost is measured based on the fair value of the award at the grant date and recognized over the service period.
The total fair value of restricted stock awards granted in the years ended December 31, 2022 and December 31, 2021, and for the period from June 1, 2020 to December 31, 2020 was $0 million, $15 million and $16 million, respectively and was insignificant for prior periods. The total fair value of restricted stock awards, which vested in the year ended December 31, 2022 was $5 million and was insignificant for prior periods. Option awards are measured at fair value on the grant date using the Black Scholes Option Pricing Model. The intrinsic value of options exercised in the years ended December 31, 2022 and December 31, 2021, for the period from June 1, 2020 to December 31, 2020, and for the Predecessor period from January 1, 2020 to May 31, 2020 was insignificant for all periods. Net earnings attributable to F&G Shareholders reflects stock-based compensation expense amounts of $12 million, $9 million, $4 million and $3 million for the years ended December 31, 2022 and December 31, 2021, for the period June 1, 2020 to December 31, 2020, and for the Predecessor period from January 1, 2020 to May 31, 2020, respectively, which are included in personnel costs in the reported financial results of each period.
At December 31, 2022, the total unrecognized compensation costs related to non-vested stock option grants and restricted stock grants pursuant to the FGL Incentive Plan and the 2020 F&G Omnibus Plan are $6 million, which is expected to be recognized in pre-tax income over a weighted average period of 1.34 years.
Note P - Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (share amounts in thousands):

	Year Ended December 31,		Period from June 1 to December 31,	Period from January 1 to May 31,
	2022	2021	2020	2020
				Predecessor

Net earnings (loss) from continuing operations	$481	$857	$161	$(200)
Net earnings (loss) from discontinued operations	—	8	(25)	(114)
Net earnings (loss)	$481	$865	$136	$(314)
Less: Preferred stock dividend	—	—	—	8
Net earnings (loss) attributable to common shares	$481	$865	$136	$(322)

Weighted-average common shares outstanding - basic	115	105	105	213
Dilutive effect of unvested restricted stock	—	—	—	—
Dilutive effect of stock options	—	—	—	—
Weighted-average shares outstanding - diluted	115	105	105	213

Net earnings (loss) per common share:
Basic - continuing	$4.18	$8.16	$1.54	$(0.97)
Basic - discontinued operations	—	0.08	(0.24)	(0.54)
Basic - net	$4.18	$8.24	$1.30	$(1.51)
Diluted - continuing	4.18	8.16	1.54	(0.97)
Diluted - discontinued operations	—	0.08	(0.24)	(0.54)
Diluted - net	$4.18	$8.24	$1.30	$(1.51)
On June 24, 2022, the following actions previously approved by the F&G board of directors became effective: (i) a stock split in a ratio of 105,000 for 1. Earnings per share has been retrospectively adjusted to reflect as if the split occurred as of June 1, 2020 in accordance with GAAP; (ii) a resolution to enter an exchange agreement with FNF pursuant to which F&G transferred shares of its common stock to FNF in exchange for the $400 million FNF Promissory Note, after which the note was retired.
Restricted stock, options or other instruments, which provide the ability to acquire shares of our common stock that are antidilutive are excluded from the computation of diluted earnings per share. For the year ended December 31, 2022, the diluted earnings per share calculation excluded the weighted average effect of 120 thousand restricted stock units issued under the 2022 F&G Omnibus Plan due to their antidilutive effect. For the year ended December 31, 2021 and for the period from June 1, 2020 to December 31, 2020, the Company did not have any share-based plans involving the issuance of the Company's equity and, therefore, no impact to the diluted earnings per share calculation.
Under applicable accounting guidance, companies in a loss position are required to use basic weighted average common shares outstanding in the calculation of diluted loss per share. Therefore, as a result of our net loss for the Predecessor period from January 1, 2020 to May 31, 2020, we were required to use basic weighted-average common shares outstanding in the calculation of diluted loss per share, as the inclusion of 19 thousand restricted shares and 456 thousand stock options would have been antidilutive to the calculation. If we had not incurred a net loss in the

Predecessor period from January 1, 2020 to May 31, 2020, dilutive potential common shares would have been 213,721 thousand. This calculation also excluded the potential dilutive effect of the 438 thousand preferred stock shares outstanding for the Predecessor period from January 1, 2020 to May 31, 2020, as the contingency that would allow for the preferred shares to be converted to common shares has not yet been met. The calculation of diluted earnings per share for the Predecessor period from January 1, 2020 to May 31, 2020 would have also excluded the incremental effect of 447 thousand weighted average equivalent shares related to certain outstanding stock options due to their antidilutive effect.
Note Q - Recent Accounting Pronouncements
Adopted Pronouncements
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13 Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326). The amendments in this ASU introduce broad changes to accounting for credit impairment of financial instruments. The primary updates include the introduction of a new current expected credit loss ("CECL") model that is based on expected rather than incurred losses and amendments to the accounting for impairment of fixed maturity securities available for sale. The method used to measure estimated credit losses for fixed maturity available-for-sale securities will be unchanged; however, the amendments require credit losses to be recognized through an allowance rather than as a reduction to the amortized cost of those securities. We adopted ASC 326 using the modified retrospective method for all financial assets measured at amortized cost. We adopted this standard using a modified-retrospective approach, as required. As a result of the adoption, the Company recorded a cumulative-effect adjustment, which decreased opening 2020 retained earnings by $27 million, net of tax. We recorded offsetting increases to the allowance for expected credit losses for mortgage loans and reinsurance recoverables and a decrease for deferred tax impacts. Refer to Note C Investments and Note J Reinsurance for additional information.
In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. The amendments in this update defer the sunset provision within Topic 848 that provides a temporary, optional expedient and exception for contracts affected by reference rate reform by not applying certain modification accounting requirements and instead accounting for the modified contract as a continuation of the existing contract. This guidance eases the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting through December 31, 2024. We adopted this standard upon issuance and this standard had no impact on our Consolidated Financial Statements and related disclosures upon adoption.
Pronouncements Not Yet Adopted
In August 2018, the FASB issued ASU 2018-12, Financial Services-Insurance (Topic 944), Targeted Improvements to the Accounting for Long-Duration Contracts, as clarified and amended by ASU 2019-09, Financial Services-Insurance: Effective Date and ASU 2020-11, Financial Services-Insurance: Effective Date and Early Application, effective for fiscal years beginning after December 15, 2022 including interim periods within those fiscal years. This update introduced the following requirements: assumptions used to measure cash flows for traditional and limited-payment contracts must be reviewed at least annually with the effect of changes in those assumptions being recognized in the statement of operations; the discount rate applied to measure the liability for future policy benefits and limited-payment contracts must be updated at each reporting date with the effect of changes in the rate being recognized in other comprehensive income (“OCI”); market risk benefits ("MRBs") associated with deposit contracts must be measured at fair value, with the effect of the change in the fair value recognized in earnings, except for the change attributable to instrument-specific credit risk which is recognized in OCI; deferred acquisition costs are no longer required to be amortized in proportion to premiums, gross profits, or gross margins; instead, those balances must be amortized on a constant level basis over the expected term of the related contracts; deferred acquisition costs must be written off for unexpected contract terminations; and disaggregated rollforwards of beginning to ending balances of the liability for future policy benefits, policyholder account balances, MRBs, separate account liabilities and deferred acquisition costs, as well as information about significant inputs, judgments, assumptions, and methods used in measurement are required to be disclosed. The amendments in this ASU may be early adopted as of the beginning of an annual reporting period for which financial statements have not yet been issued, including interim financial statements.
We have identified specific areas that will be impacted by the new guidance. This guidance will bring significant changes to how we account for certain insurance and annuity products within our business and expand disclosures. As part of the implementation process, to date our progress includes, but is not limited to the following: identifying and documenting contracts and contract features in scope of the guidance; identifying actuarial models, systems, and processes to be updated; building and running models; generating and analyzing preliminary output; evaluating and finalizing key accounting policies; evaluating transition requirements and impacts; and establishing, documenting, and executing appropriate internal controls. We will not early adopt this standard and have selected the full retrospective transition method, which requires the new guidance be applied as of the beginning of the earliest period presented or January 1, 2021, referred to as the transition date.
Adoption of this standard is expected to increase total stockholders’ equity as of the transition date, January 1, 2021, up to approximately $200 million, net of tax. This transition adjustment is expected to primarily increase Retained Earnings, as well as OCI. The most significant driver of this transition adjustment expected to increase Retained Earnings is the measurement of certain benefits historically recorded as insurance liabilities which will now be classified and measured as MRBs, along with their subsequent changes in fair value, excluding changes attributable to instrument-specific credit risk, which are recorded as a component of OCI. The most significant drivers of this transition adjustment expected to increase OCI are the reversal of intangible balances previously recorded as an adjustment to unrealized gains (losses) on available for sale securities, the remeasurement of the liability for future policyholder benefits using a discount rate assumption that reflects upper-medium grade fixed-income instruments, and the effect of changes in the fair value of MRBs attributable to changes in the instrument-specific credit risk.
As of December 31, 2022, the Company continues to expect the measurement drivers above, in relation to the current market conditions, to support a favorable impact to total stockholders’ equity at or greater than the transition impact, contingent upon the completion of our ongoing implementation process. Further, the specific impacts on Retained Earnings and OCI upon adoption of this standard on January 1, 2023 may also differ materially from the transition impact based on the performance of the Company’s business and macroeconomic conditions, including changes in interest rates.
In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The amendments in this update affect all entities that have investments in equity securities measured at fair value that are subject to a contractual sale restriction and clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. Additionally, the amendments require the following disclosures for equity securities subject to contractual sale restrictions: the fair value of equity securities subject to contractual sale restrictions reflected in the balance sheet, the nature and remaining duration of the restriction(s), and the circumstances that could cause a lapse in the restriction(s). The amendments in this update do not change the principles of fair value measurement, rather, they clarify those principles when measuring the fair value of an equity security subject to a contractual sale restriction and improve current GAAP by reducing diversity in practice, reducing the cost and complexity in measuring fair value, and increasing comparability of financial information across reporting entities that hold those investments. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years, though early adoption is permitted. We do not currently expect to early adopt this standard and are in the process of assessing this standard and its impact on our accounting and disclosures upon adoption.

Note R - Discontinued Operations
In connection with the FNF acquisition, certain third party offshore reinsurance businesses were deemed discontinued operations and are presented as such within our consolidated financial statements for all periods presented through the date of their disposition, in accordance with GAAP. On December 18, 2020, we sold F&G Reinsurance Ltd (“F&G Re”) to Aspida Holdings Ltd (“Aspida”). On May 31, 2021, we sold Front Street Re Cayman Ltd (“FSRC”) to Archipelago Lexa (C) Limited. The transactions did not have a material impact to our GAAP financial results. There were no discontinued operations for the year ended December 31, 2022.
A summary of the major components of discontinued operations reported in the Consolidated Statements of Earnings are as follows:

	Year Ended December 31,	Period from June 1 to December 31,	Period from January 1 to May 31,
	2021	2020	2020
			Predecessor
Revenues:
Life insurance premiums and other fees	$—	$—	$1
Interest and investment income	3	42	24
Recognized gains and (losses), net	—	196	(95)
Total revenues	3	238	(70)
Expenses:
Other operating expenses	—	19	(41)
Benefits and other changes in policy reserves	(5)	244	(5)
Other expenses	—	—	2
Total expenses	(5)	263	(44)
Earnings (loss) from discontinued operations before income taxes	8	(25)	(114)
Income tax (expense) benefit	—	—	—
Net earnings (loss) from discontinued operations, net of tax	$8	$(25)	$(114)

Cash flow from discontinued operations data:	—	—
Net cash provided by (used in) operating activities	(26)	121	(39)
Note S — Subsequent Events
Refer to Note A Business and Summary of Significant Accounting Policies - Recent Events for information about certain subsequent events. In addition to what is disclosed in Note A, we had the following additional subsequent event.
Syncis Investment
On January 30, 2023, we purchased a 49% minority ownership stake in Syncis Holdings, LLC. Syncis is an approximately 1,200 agent NMG that focuses on cultural markets including Korean, African-American and Persian.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with participation of the Company’s management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of December 31, 2022, the Company’s disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Notwithstanding the foregoing, there can be no assurance that the Company’s disclosure controls and procedures will detect or uncover all failures of persons within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives.
Management’s Report on Internal Control Over Financial Reporting
This annual report does not include a report of management’s assessment regarding internal controls over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.
Item 9B. Other Information
Item 9B. Other Information
On February 21, 2023, F&G Annuities & Life, Inc. (“F&G) entered into a first amendment (the “First Amendment”) to its credit agreement (as amended prior to the date hereof, the “Credit Agreement” and as amended by the First Amendment, the “Amended Credit Agreement”), dated as of November 22, 2022, with the financial institutions party thereto as lenders, and Bank of America, N.A. as administrative agent (in such capacity, the “Administrative Agent”), swing line lender and an issuing bank.
The First Amendment increases the aggregate principal amount of commitments under the revolving credit facility (the “Revolving Credit Facility”) by $115 million to $665 million. Loans under the Revolving Credit Facility generally bear interest at a variable rate based on either (i) the base rate (which is the highest of (a) one-half of one percent in excess of the federal funds rate, (b) the Administrative Agent’s “prime rate”, or (c) the sum of one percent plus Term SOFR) plus a margin of between 30.0 and 80.0 basis points depending on the non-credit-enhanced, senior unsecured long-term debt ratings of F&G or (ii) Term SOFR plus a margin of between 130.0 and 180.0 basis points depending on the non-credit-enhanced, senior unsecured long-term debt ratings of F&G. At the current Standard & Poor’s, Moody’s and Fitch non-credit-enhanced, senior unsecured long-term debt ratings of BBB-/Ba1//BBB-, respectively, the applicable margin for revolving loans subject to Term SOFR is 165 basis points. In addition, F&G will pay a facility fee of between 20.0 and 45.0 basis points on the entire facility, also depending on the F&G’s non-credit-enhanced, senior unsecured long-term debt ratings, which is payable quarterly in arrears. The proceeds of the increased Revolving Credit Facility may be used for working capital and general corporate purposes. Other than the foregoing, the terms of the Credit Agreement remain unchanged by the First Amendment.
The First Amendment is attached hereto as Exhibit 10.28 and is incorporated herein by reference. The foregoing summary of the First Amendment does not purport to be a complete statement of the parties’ rights and obligations under the First Amendment, and is qualified in its entirety by reference to Exhibit 10.28.

Item 9C. Disclosures Regarding Foreign Jurisdiction that Prevent Inspections
Not applicable.

Part III
Items 10-14
Within 120 days after the close of our fiscal year, we intend to file with the Securities and Exchange Commission the matters required by these items.

Part IV
Item 15. Exhibits, Financial Statement Schedules
List of Documents Filed
1) Financial Statements
    See Index to Consolidated Financial Statements on Page 101 included in Item. 8 of Part II in this Annual Report..
2) Financial Statement Schedules
Schedule I - Summary of Investments - Other than Investments in Related Parties
Schedule II - Condensed Financial Information of Parent Only
Schedule III - Supplementary Insurance Information
Schedule IV - Reinsurance
All other schedules have been omitted since they are either not applicable or the information is contained within the accompanying consolidated financial statements.
List of Exhibits
The following is a list of exhibits filed or incorporated by reference as a part of this Annual Report on Form 10-K.

Exhibit No.	Description of Exhibits
2.1
Separation and Distribution Agreement, dated as of November 30, 2022, between Fidelity National Financial, Inc. and F&G Annuities & Life, Inc. (incorporated by reference to Exhibit No. 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on December 1, 2022).

3.1
Amended and Restated Certificate of Incorporation of F&G Annuities & Life, Inc. (incorporated by reference to Exhibit No. 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on December 1, 2022).

3.2	Amended and Restated Bylaws of F&G Annuities & Life, Inc. (incorporated by reference to Exhibit No. 3.2 to the Company’s Current Report on Form 8-K, filed with the Commission on December 1, 2022).
4.1
Indenture relating to the 7.400% Senior Notes due 2028, dated as of January 13, 2023, among F&G Annuities & Life, Inc., the guarantors named therein and Citibank, N.A., as trustee (incorporated by reference to Exhibit No. 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on January 13, 2023).

4.2
First Supplemental Indenture relating to the 7.400% Senior Notes due 2028, dated as of January 13, 2023, among F&G Annuities & Life, Inc., the guarantors named therein and Citibank, N.A., as trustee (incorporated by reference to Exhibit No. 4.2 to the Company’s Current Report on Form 8-K, filed with the Commission on January 13, 2023).

4.3	Form of 7.400% Senior Notes due 2028 (incorporated by reference to Exhibit No. 4.3 to the Company’s Current Report on Form 8-K, filed with the Commission on January 13, 2023).
4.4
Indenture, dated as of April 20, 2018, among Fidelity Guaranty & Life Holdings, Inc., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee, including the form of 5.50% Note due 2025 (incorporated by reference to Exhibit No. 4.1 to the Company’s Amendment No. 3 to Form 10, filed with the Commission on November 10, 2022).

4.5
First Supplemental Indenture, dated as of April 20, 2018, among Fidelity & Guaranty Life Holdings, Inc., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit No. 4.2 to the Company’s Amendment No. 3 to Form 10, filed with the Commission on November 10, 2022).

4.6
Second Supplemental Indenture, dated as of June 1, 2020, among Fidelity National Financial, Inc., Fidelity & Guaranty Life Holdings, Inc., and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit No. 4.3 to the Company’s Amendment No. 3 to Form 10, filed with the Commission on November 10, 2022).

4.7
Officer’s Certificate of Fidelity & Guaranty Life Holdings, Inc., dated April 13, 2021 (incorporated by reference to Exhibit No. 4.4 to the Company’s Amendment No. 3 to Form 10, filed with the Commission on November 10, 2022).

4.8*	Description of Capital Stock.
10.1
Tax Sharing Agreement, dated as of November 30, 2022, between Fidelity National Financial, Inc. and F&G Annuities & Life, Inc. (incorporated by reference to Exhibit No. 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on December 1, 2022).

10.2
Corporate Services Agreement, dated as of November 30, 2022, between Fidelity National Financial, Inc. and F&G Annuities & Life, Inc. (incorporated by reference to Exhibit No. 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on December 1, 2022).

10.3
Reverse Corporate Services Agreement, dated as of November 30, 2022, between Fidelity National Financial, Inc. and F&G Annuities & Life, Inc. (incorporated by reference to Exhibit No. 10.3 to the Company’s Current Report on Form 8-K, filed with the Commission on December 1, 2022).

10.4†
Employment Agreement, dated as of February 6, 2019, by and between FGL Holdings and Christopher Blunt (incorporated by reference to Exhibit No. 10.4 to the Company’s Amendment No. 3 to Form 10, filed with the Commission on November 10, 2022).

10.5†
Employment Agreement, dated as of November 11, 2019, by and between FGL Holdings and John Fleurant (incorporated by reference to Exhibit No. 10.5 to the Company’s Amendment No. 3 to Form 10, filed with the Commission on November 10, 2022).

10.6†
Employment Agreement, dated November 14, 2013, by and between Fidelity & Guaranty Life Business Services, Inc. and Wendy J.B. Young (incorporated by reference to Exhibit No. 10.6 to the Company’s Amendment No. 3 to Form 10, filed with the Commission on November 10, 2022).

10.7†
Assignment of Employment Agreements, dated as of February 7, 2020, by and between FGL Holdings and F II Corp., and acknowledged and agreed to by Christopher Blunt, Jonathan Bayer and John Fleurant (incorporated by reference to Exhibit No. 10.7 to the Company’s Amendment No. 3 to Form 10, filed with the Commission on November 10, 2022).

10.8†	F&G Annuities & Life, Inc. 2022 Omnibus Incentive Plan (incorporated by reference to Exhibit No. 10.4 to the Company’s Current Report on Form 8-K, filed with the Commission on December 1, 2022).
10.9†	F&G Annuities & Life, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit No. 10.5 to the Company’s Current Report on Form 8-K, filed with the Commission on December 1, 2022).
10.10†	F&G Annuities & Life, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit No. 10.6 to the Company’s Current Report on Form 8-K, filed with the Commission on December 1, 2022).
10.11
Amended and Restated Omnibus Investment Management Agreement Termination Side Letter, dated as of June 1, 2020, by and among FGL Holdings, Fidelity National Financial, Inc. and Blackstone ISG-I Advisors L.L.C. (incorporated by reference to Exhibit No. 10.10 to the Company’s Amendment No. 3 to Form 10, filed with the Commission on November 10, 2022).

10.12
Amended and Restated Sub-Manager Fee Agreement, dated as of June 1, 2020, by and among FGL Holdings, Fidelity National Financial, Inc. and Blackstone ISG-I Advisors L.L.C. (incorporated by reference to Exhibit No. 10.11 to the Company’s Amendment No. 3 to Form 10, filed with the Commission on November 10, 2022).

10.13
Second Amended and Restated Investment Management Agreement, dated as of June 1, 2020, by and between FGL US Holdings Inc. and Blackstone ISG-I Advisors L.L.C. (incorporated by reference to Exhibit No. 10.12 to the Company’s Amendment No. 3 to Form 10, filed with the Commission on November 10, 2022).

10.14
Second Amended and Restated Investment Management Agreement, dated as of June 1, 2020, by and between Fidelity & Guaranty Life Holdings, Inc. and Blackstone ISG-I Advisors L.L.C. (incorporated by reference to Exhibit No. 10.13 to the Company’s Amendment No. 3 to Form 10, filed with the Commission on November 10, 2022).

10.15
Second Amended and Restated Investment Management Agreement, dated as of June 1, 2020, by and between F&G Life Re Ltd (f/k/a F&G Re Ltd) and Blackstone ISG-I Advisors L.L.C. (incorporated by reference to Exhibit No. 10.14 to the Company’s Amendment No. 3 to Form 10, filed with the Commission on November 10, 2022).

10.16
Second Amended and Restated Investment Management Agreement, dated as of June 1, 2020, by and between CF Bermuda Holdings Limited and Blackstone ISG-I Advisors L.L.C. (incorporated by reference to Exhibit No. 10.15 to the Company’s Amendment No. 3 to Form 10, filed with the Commission on November 10, 2022).

10.17
Second Amended and Restated Investment Management Agreement, dated as of June 1, 2020, by and between Fidelity and Guaranty Life Insurance Company and Blackstone ISG-I Advisors L.L.C. (incorporated by reference to Exhibit No. 10.16 to the Company’s Amendment No. 3 to Form 10, filed with the Commission on November 10, 2022).

10.18
Investment Management Agreement, dated as of December 16, 2020, by and between F&G Cayman Re Ltd. and Blackstone ISG-I Advisors L.L.C. (incorporated by reference to Exhibit No. 10.18 to the Company’s Amendment No. 3 to Form 10, filed with the Commission on November 10, 2022).

10.19
Investment Management Agreement, dated as of January 4, 2021, by and between F&G Annuities & Life, Inc. and Blackstone ISG-I Advisors L.L.C. (incorporated by reference to Exhibit No. 10.19 to the Company’s Amendment No. 3 to Form 10, filed with the Commission on November 10, 2022).

10.20
Investment Management Agreement, dated as of July 29, 2021, by and between Fidelity & Guaranty Life Insurance Company and Blackstone ISG-I Advisors L.L.C. (incorporated by reference to Exhibit No. 10.20 to the Company’s Amendment No. 3 to Form 10, filed with the Commission on November 10, 2022).

10.21
Amended and Restated Amendment to Investment Management Agreements; IMA Omnibus Termination Side Letter; SMA Fee Agreement and Participation Fee Agreement, dated September 24, 2021, by and among F&G Life & Annuities, Inc., Fidelity National Financial, Inc. and Blackstone ISG-I Advisors L.L.C. (incorporated by reference to Exhibit No. 10.21 to the Company’s Amendment No. 3 to Form 10, filed with the Commission on November 10, 2022).

10.22
Note Purchase Agreement, dated as of December 20, 2021, between Kubera Insurance (SAC) Ltd. and F&G Annuities & Life, Inc. (incorporated by reference to Exhibit No. 10.22 to the Company’s Amendment No. 3 to Form 10, filed with the Commission on November 10, 2022).

10.23
Keepwell Agreement, dated December 17, 2020, between F&G Annuities & Life, Inc. and F&G Cayman Re Ltd. (incorporated by reference to Exhibit No. 10.23 to the Company’s Amendment No. 3 to Form 10, filed with the Commission on November 10, 2022).

10.24
Keepwell Agreement, dated December 17, 2020, between F&G Annuities & Life, Inc. and F&G Cayman Re Ltd. (incorporated by reference to Exhibit No. 10.24 to the Company’s Amendment No. 3 to Form 10, filed with the Commission on November 10, 2022).

10.25†
Retention Agreement between Fidelity & Guaranty Life Business Services, Inc. and John Currier dated February 16, 2023 (incorporated by reference to Exhibit No. 10.1 to the Company's Current Report on Form 8-K, filed with the Commission on February 21, 2023).

10.26
Credit Agreement, dated as of November 22, 2022, by and among F&G Annuities & Life, Inc., a Delaware corporation, as the borrower, the guarantors party thereto, Bank of America, N.A., as administrative agent, and the financial institutions party thereto as lenders (incorporated by reference to Exhibit No. 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on November 22, 2022).

10.27
Registration Rights Agreement relating to the 7.400% Senior Notes due 2028, dated as of January 13, 2023, among F&G Annuities & Life, Inc., the guarantors named therein and BofA Securities, Inc., J.P. Morgan Securities LLC and RBC Capital Markets, LLC, as representatives of the initial purchasers (incorporated by reference to Exhibit No. 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on January 13, 2023).

10.28*	First Amendment to Credit Agreement, dated as of February 21, 2023, among F&G Annuities & Life, Inc. and the Guarantor parties and Lender parties signatory thereto.
21.1*	List of Subsidiaries
23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24*	Power of Attorney (set forth on the signature page to this Annual Report on Form 10-K and incorporated by reference herein).

31.1 *	Certification of Chief Executive Officer, pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of Chief Financial Officer, pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 *	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 *	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 *	The following financial information from the Company’s Annual Report on Form 10-K for the twelve-month period ended December 31, 2022 is formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) notes to these consolidated financial statements, and (vii) the Cover Page to the Company’s Annual Report on Form 10-K.
104 *	The cover page from the Company’s Annual Report on Form 10-K for the twelve-month period ended December 31, 2022 is formatted in Inline XBRL (Extensible Business Reporting Language) and contained in Exhibit 101.
*    Filed herewith
†    Indicates management contract or compensatory plan or agreement.

Item 16. Form 10-K Summary
None.

Signatures
Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

F&G Annuities & Life, Inc. (Registrant)

Date:	February 27, 2023	By:	/s/ Wendy J.B. Young
Chief Financial Officer
(on behalf of the Registrant and as Principal Financial Officer)
POWERS OF ATTORNEY
KNOW ALL BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Christopher O. Blunt and Wendy J.B. Young, and each of them, acting individually, as his true and lawful attorney-in-fact and agent, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

Signature	Title	Date

/s/ Christopher O. Blunt	Director, President and Chief Executive Officer	February 27, 2023
Christopher O. Blunt	(Principal Executive Officer)

/s/ Wendy J.B. Young	Chief Financial Officer	February 27, 2023
Wendy JB Young	(Principal Financial and Accounting Officer)

/s/ William P. Foley, II	Director and Executive Chairman of the Board	February 27, 2023
William P. Foley, II

/s/ Raymond R. Quirk	Director	February 27, 2023
Raymond R. Quirk

/s/ Michael J. Nolan	Director	February 27, 2023
Michael J. Nolan

/s/ Douglas K. Ammerman	Director	February 27, 2023
Douglas K. Ammerman

/s/ John D. Rood	Director	February 27, 2023
John D. Rood

.

Schedule I
F&G ANNUITIES & LIFE, INC. AND SUBSIDIARIES
SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES

	December 31, 2022
(In millions)	Amortized Cost	Fair Value	Amount Shown on Condensed Consolidated Balance Sheet
Fixed maturity securities, available for sale:
United States Government full faith and credit	$34	$32	$32
United States Government sponsored entities	46	42	42
United States municipalities, states and territories	1,695	1,410	1,410
Foreign Governments	185	148	148
Corporate securities:
Finance, insurance and real estate	5,969	5,085	5,085
Manufacturing, construction and mining	896	737	737
Utilities, energy and related sectors	2,915	2,275	2,275
Wholesale/retail trade	2,535	2,008	2,008
Services, media and other	3,564	2,794	2,794
Hybrid securities	781	705	705
Non-agency residential mortgage-backed securities	1,585	1,479	1,479
Commercial mortgage-backed securities	3,309	3,036	3,036
Asset-backed securities	7,749	7,245	7,245
CLO securities	4,460	4,222	4,222
Total fixed maturity securities, available for sale	$35,723	$31,218	$31,218
Equity securities	992	823	823
Limited partnerships:
Private equity	1,129	1,129	1,129
Real assets	436	431	431
Credit	867	867	867
Limited partnerships	2,432	2,427	2,427
Commercial mortgage loans	2,406	2,083	2,406
Residential mortgage loans	2,148	1,892	2,148
Other (primarily derivatives and company owned life insurance)	1,137	809	809
Short term investments	1,556	1,556	1,556
Total investments	$46,394	$40,808	$41,387
See Report of Independent Registered Public Accounting Firm

Schedule II
F&G ANNUITIES & LIFE, INC. (Parent Only)
CONDENSED FINANCIAL INFORMATION OF PARENT ONLY
SUPPLEMENTAL CONDENSED BALANCE SHEET

(In millions)	December 31, 2022	December 31, 2021
Assets
Investments in consolidated subsidiaries	$2,217	$4,777
Fixed maturity securities, available for sale	54	72
Cash and cash equivalents	52	3
Prepaid expenses and other assets	5	—
Notes receivable	1	1
Deferred tax assets	—	35
Income taxes receivable	60	—
Total assets	$2,389	$4,888

Liabilities and Equity
Accounts payable and other liabilities	24	3
Intercompany payables	3	—
Notes payable	546	400
Total liabilities	$573	$403

Equity:
F&G common stock, $0.001 par value; authorized 500,000,000 shares as of December 31, 2022 and December 31, 2021; outstanding of 126,409,904 and 105,000,000 as of December 31, 2022 and December 31, 2021, respectively, and issued of 126,409,904 and 105,000,000 as of December 31, 2022 and December 31, 2021, respectively	—	—
Additional paid-in-capital	3,162	2,750
Retained earnings	1,457	1,001
Accumulated other comprehensive income (loss)	(2,803)	734
Total equity	1,816	4,485
Total liabilities and equity	$2,389	$4,888
See Report of Independent Registered Public Accounting Firm.

Schedule II (continued)
F&G ANNUITIES & LIFE, INC. (Parent Only)
CONDENSED FINANCIAL INFORMATION OF PARENT ONLY
SUPPLEMENTAL CONDENSED INCOME STATEMENT

(In millions)	Year ended December 31,	Year ended December 31,	Period from June 1 to December 31,	Period from January 1 to May 31,
	2022	2021	2020	2020
Revenues:				Predecessor
Interest and investment income	$3	$—	$—	$—
Total revenues	3	—	—	—
Expenses:
Other operating expenses	—	—	—	11
Interest expense	7	3	—	—
Total expenses	7	3	—	11
Earnings (losses) before income tax expense and equity in earnings of subsidiaries	(4)	(3)	—	(11)
Income tax expense	24	—	35	—
Earnings (losses) before equity in earnings of subsidiaries	20	(3)	35	(11)
Equity in earnings (losses) of subsidiaries	461	868	101	(303)
Net earnings (losses)	$481	$865	136	(314)

See Report of Independent Registered Public Accounting Firm.

Schedule II (continued)

F&G ANNUITIES & LIFE, INC. (Parent Only)
CONDENSED FINANCIAL INFORMATION OF PARENT ONLY
SUPPLEMENTAL CONDENSED CASH FLOW STATEMENT

(In millions)	Year ended December 31,	Year ended December 31,	Period from June 1 to December 31,	Period from January 1 to May 31,
	2022	2021	2020	2020
Cash flows from operating activities				Predecessor
Net earnings (loss)	$481	$865	$136	$(314)
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Gain (loss) on sales of investments	1	—	—	—
Equity in earnings of subsidiaries	(461)	(868)	(101)	303
Net change in income taxes	(25)	—	(35)	—
Stock-based compensation	12	9	4	3
Net (increase) decrease in other assets and other liabilities	(9)	(3)	(5)	(6)
Net cash provided by (used in) operating activities	(1)	3	(1)	(14)
Cash flows from investing activities:
Proceeds from sales, calls and maturities of investment securities	4	—	—	—
Net cash provided by (used in) investing activities	4	—	—	—
Cash flows from financing activities:
Borrowings	550	—	—	—
Debt issuance costs	(4)	—	—	—
Exercise of stock options	—	—	—	10
Capital contributions	(500)	—	—	—
Net cash provided by (used in) financing activities	46	—	—	10
Net change in cash and cash equivalents	49	3	(1)	(4)
Cash and cash equivalents at beginning of year	3	—	1	5
Cash and cash equivalents at end of year	$52	$3	$—	$1
See Report of Independent Registered Public Accounting Firm.

Schedule III
F&G ANNUITIES & LIFE, INC. AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION

(In millions)	Year ended December 31,	Year ended December 31,	Period from June 1 to December 31,	Period from January 1 to May 31,
	2022	2021	2020	2020
				Predecessor
Deferred acquisition costs	1,589	761	222	918
Future policy benefits, losses, claims and loss expenses	5,923	4,732	4,010	3,741
Other policy claims and benefits payable	109	109	88	74
Life insurance premiums and other fees	1,695	1,395	138	90
Interest and investment income	1,655	1,852	743	403
Benefits, claims, losses and settlement expenses	(1,125)	(2,138)	(866)	(298)
Amortization, interest, and unlocking of deferred acquisition costs	(81)	(32)	(4)	28
Other operating expenses, net of deferrals	(102)	(105)	(75)	(75)
See Report of Independent Registered Public Accounting Firm.

Schedule IV
F&G ANNUITIES & LIFE, INC. AND SUBSIDIARIES
SUPPLEMENTAL REINSURANCE SCHEDULE
(In millions)

For the year ended December 31, 2022	Gross Amount	Ceded to other companies	Assumed from other companies	Net Amount	Percentage of amount assumed to net
Life insurance in force	$6,258	$(1,594)	$—	$4,664	—%

Premiums and other considerations:
Traditional life insurance premiums	160	(128)	—	32	—%
Life-contingent PRT premiums	1,362	—	—	1,362	—%
Annuity product charges	300	(50)	—	250	—%
Total premiums and other considerations	$1,822	$(178)	$—	$1,644	—%

For the year ended December 31, 2021	Gross Amount	Ceded to other companies	Assumed from other companies	Net Amount	Percentage of amount assumed to net
Life insurance in force	$4,881	$(1,682)	$—	$3,199	—%

Premiums and other considerations:
Traditional life insurance premiums	168	(137)	—	31	—%
Life-contingent PRT premiums	1,146	—	—	1,146	—%
Annuity product charges	269	(51)	—	218	—%
Total premiums and other considerations	$1,583	$(188)	$—	$1,395	—%

For the period from June 1, 2020 to December 31, 2020	Gross Amount	Ceded to other companies	Assumed from other companies	Net Amount	Percentage of amount assumed to net
Life insurance in force	$3,892	$(2,064)	$—	$1,828	—%

Premiums and other considerations:
Traditional life insurance premiums	108	(85)	—	23	—%
Annuity product charges	146	(31)	—	115	—%
Total premiums and other considerations	$254	$(116)	$—	$138	—%

For the predecessor period January 1, 2020 to May 31, 2020	Gross Amount	Ceded to other companies	Assumed from other companies	Net Amount	Percentage of amount assumed to net
Life insurance in force	$3,626	$(2,025)	$—	$1,601	—%

Premiums and other considerations:
Traditional life insurance premiums	86	(67)	—	19	—%
Annuity product charges	93	(22)	—	71	—%
Total premiums and other considerations	$179	$(89)	$—	$90	—%

See Report of Independent Registered Public Accounting Firm.