Form 10-K/A
period 2022-12-31
F&G Annuities & Life, Inc.
filed 2023-04-27
CIK 1934850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
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
(Registrant’s telephone number, including area code)
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
The registrant had outstanding 126,379,456 shares of common stock as of April 18, 2023.

Ernst & Young LLP
Des Moines, Iowa
Auditor Firm ID 42

EXPLANATORY NOTE
This Amendment No. 1 (the “Amendment”) on Form 10-K/A is being filed with respect to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the Securities and Exchange Commission on February 27, 2023 (the “Original Filing”). The Company is filing this Amendment solely to present the information required by Part III (Items 10, 11, 12, 13 and 14) of Form 10-K, which was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K.
As a result of this Amendment, the Company is filing as exhibits to this Form 10-K/A the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained within this Form 10-K/A, the Company is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Except as otherwise expressly set forth herein, this Amendment (i) does not amend or otherwise update any other information in the Original Filing (ii) does not reflect events occurring after the date of the Original Filing or (iii) modify or update those disclosures that may have been affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.
Terms used but not otherwise defined in the Amendment have such meaning as ascribed to them in the Original Filing. Except where otherwise noted, all references to “we”, “us”, “our”, the “Company” or “F&G” are to F&G Annuities & Life, Inc. and its subsidiaries, taken together.

i

PART III
ITEM 10.    DIRECTORS AND OFFICERS OF THE REGISTRANT
Certain Information about our Directors
Certain biographical information for our directors is below.

Nominees for Class I Directors - Term Expiring 2026
Name	Position
John D. Rood	Chairman of the Nominating and Governance Committee Chairman of the Compensation Committee Member of the Audit Committee
Michael Nolan	Director
Doug Martinez	Director
John D. Rood. Mr. Rood has served on our board of directors since December 2022. Mr. Rood is the founder and Chairman of The Vestcor Companies, a real estate firm with more than 30 years of experience in multifamily development and investment. Mr. Rood has also served on the board of directors of Fidelity National Financial, Inc. since May 2013 and served on the board of directors Black Knight since December 2014. From 2004 to 2007, Mr. Rood served as the US Ambassador to the Commonwealth of the Bahamas. He was appointed by Governor Jeb Bush to serve on the Florida Fish and Wildlife Commission where he served until 2004. He was appointed by Governor Charlie Crist to the Florida Board of Governors, which oversees the State of Florida University System, where he served until 2013. Mr. Rood was appointed by Mayor Lenny Curry to the JAXPORT Board of Directors, where he served from October 2015 to July 2016. Governor Rick Scott appointed Mr. Rood to the Florida Prepaid College Board in July 2016, where Mr. Rood serves as Chairman of the Board. Mr. Rood served on the Enterprise Florida and Space Coast Florida board of directors from September 2016 until February 2019. He previously served on the board of Alico, Inc. and currently serves on several private boards. Mr. Rood’s qualifications to serve on the F&G board of directors include his many years of experience in the real estate industry, his leadership experience as a United States Ambassador, his financial literacy, his understanding of cyber-security risks gained through director training programs, and his experience as a director on boards of both public and private companies.
Michael J. Nolan. Mr. Nolan has served on our board of directors since August, 2020. Mr. Nolan has served as Chief Executive Officer of FNF since February 2022 and previously served as President of FNF from January 2016 to February 2022. He served as the Co-Chief Operating Officer of FNF from September 2015 to January 2016. Additionally, he served as President of Eastern Operations for Fidelity National Title Group from January 2013 until March of 2022. He has held various executive and management positions, including Division Manager and Regional Manager from the time he joined FNF in 1983, with responsibilities for managing direct and agency operations for the Midwest and East Coast, FNF’s operations in Canada, IPX, Fidelity’s 1031 exchange company, and Fidelity Residential Solutions, Fidelity’s relocation company. Mr. Nolan’s qualifications to serve on the F&G board of directors include his decades of experience in the insurance industry and many leadership roles.
Doug Martinez. Mr. Martinez has served on our board of directors since April 2023. Mr. Martinez has served as Chairman and CEO of Cross Section Capital, a privately held institution with a focus on Mergers & Acquisitions that also provides an array of traditional investment banking services, since May of 2019. From January 2018 thru April 2019, Mr. Martinez served as President and Chief Executive Officer for Christian Community Credit Union, a national regulated non-profit banking institution with over 30,000 members. Mr. Martinez previously served as CEO of Cross-Section Ventures, Inc a privately held Creative Technology and Investment entity from May of 2005 thru 2018. Mr. Martinez has 38 years of Senior Executive leadership experience across multiple areas of management that include sales, strategic marketing, operations, finance, risk management and corporate/board governance. His successful career includes holding Senior Executive roles with broad management and governance responsibilities for several global organizations, including Managing Director of American Standard’s Global Faucet and Brass business from June 1984 thru October 1988, Vice President, Executive Director of Price Pfister Pfaucets (which was sold to the Black & Decker Company in 1990) from November 1988 thru December 1995. Mr. Martinez also served as Senior Vice President of RSI Home Products from January 1996 thru 1999. From February 2000 thru April 2004 Mr. Martinez was active in the management of several successful private equity investment transactions. Mr. Martinez’s qualifications to serve on the F&G board of directors include his many years of experience in a variety of leadership roles.

Class II Directors - Term Expiring 2024
Name	Position
Douglas K. Ammerman	Chairman of the Audit Committee Member of the Compensation Committee Member of the Nominating and Governance Committee
Raymond Quirk	Director
Douglas K. Ammerman. Mr. Ammerman has served on our board of directors since December 2022. Mr. Ammerman has also served as a director of FNF since 2005. Mr. Ammerman is a retired partner of KPMG LLP, where he became a partner in 1984. Mr. Ammerman formally retired from KPMG in 2002. He also serves as a director of Stantec Inc. since 2011, where he serves as Chairman, and as a director of Dun & Bradstreet since February 2019. Mr. Ammerman formerly served on the boards of El Pollo Loco, Inc., J. Alexander’s Holdings, Inc. and Foley Trasimene Acquisition Corp. Mr. Ammerman’s qualifications to serve on the F&G board of directors include his financial and accounting background and expertise, including his 18 years as a partner with KPMG, and his experience as a director on the boards of other companies.
Raymond Quirk. Mr. Quirk has served on our board of directors since August 2020. Mr. Quirk has served as Executive Vice-Chairman of FNF since February 2022 and formerly served as Chief Executive Officer of FNF from December 2013 to February 2022. He has also served as a director of FNF since February 2017. Previously, he had served as the President of FNF from April 2008 to December 2013. Mr. Quirk served as Co-President of FNF from May 2007 to April 2008 and as Co-Chief Operating Officer of FNF from October 2006 until May 2007. Since joining FNF in 1985, Mr. Quirk has served in numerous executive and management positions, including Executive Vice President, Division Manager and Regional Manager, with responsibilities for managing direct and agency operations nationally. Mr. Quirk formerly served on the board of directors of J. Alexander’s Holdings, Inc. Mr. Quirk’s qualifications to serve on the F&G board of directors include his more than 37 years of experience with FNF, his deep knowledge of our business and industry and his strong leadership abilities.

Class III Directors - Term Expiring 2025
Name	Position
William P. Foley, II	Director; Executive Chairman of the Board
Christopher Blunt	Director; President and Chief Executive Officer
William P. Foley, II. Mr. Foley has served as Executive Chairman of F&G since November 2022. Mr. Foley is a founder of Fidelity National Financial, Inc. and has served as Chairman of the board of directors of FNF since 1984. He served as Chief Executive Officer of FNF until May 2007 and as President of FNF until December 1994. Mr. Foley has served as Chairman of Cannae Holdings, Inc. since July 2017 and non-executive Chairman since May 2018. Mr. Foley is the Managing Member and a Senior Managing Director of Trasimene Capital Management, LLC, a private company that provides certain management services to Cannae, since 2019. Mr. Foley has also served as non-executive Chairman of the board of directors of Dun & Bradstreet since February 2019 and as Executive Chairman since February 2022, Mr. Foley has served as the non-executive Chairman of the board of directors of Alight, Inc. since April 2021 and served on the board of its predecessor, FTAC from May 2020 until April 2021. From January 2014 to June 2021, Mr. Foley also served as Chairman of the Board of Black Knight, Inc. and its predecessors. He served as non-executive Chairman of the board of directors of Paysafe and its predecessor, FTAC II, from March 2020 until March 2022. Mr. Foley formerly served as Co-Chairman of FGL Holdings, as a director of Ceridian HCM Holding Inc. from September 2013 to August 2019 and as Vice Chairman of Fidelity National Information Services, Inc. Mr. Foley formerly served on the boards of Austerlitz Acquisition Corporation I and Austerlitz Acquisition Corporation II and Trebia Acquisition Corp., which were blank check companies, but resigned from those boards in April 2021. Mr. Foley’s qualifications to serve on the F&G board of directors include more than 30 years as a director and executive officer of Fidelity National Financial, his strategic vision, his experience as a board member and executive officer of public and private companies in a wide variety of industries, and his strong track record of building and maintaining shareholder value and successfully negotiating and executing mergers, acquisitions and other strategic transactions.
Christopher Blunt. Mr. Blunt joined F&G in 2019 after 34 years in a variety of insurance, investment management and marketing roles. Prior to joining F&G, from January 2018 to December 2018, he served as Chief Executive Officer of Blackstone Insurance Solutions, after nearly 13 years at New York Life in a variety of executive leadership roles. During his tenure at New York Life, Mr. Blunt was the President of New York Life’s $500 billion Investment Group and previously Co-President of the Insurance and Agency Group, which included the company’s U.S. Life Operations, Seguros Monterrey, and AARP Direct business. Prior to joining New York Life, Mr. Blunt spent 16 years in a variety of senior marketing and distribution roles in the investment management industry, including Chief Marketing Officer - Americas for Merrill Lynch Investment Managers and as a Managing Director and National Sales Manager for Goldman Sachs Asset Management. Mr. Blunt received a B.A. in history from the University of Michigan and an MBA in finance from The Wharton School at the University of Pennsylvania and currently serves on the Board of Directors of the YMCA of Greater New York, United Way of Central Iowa, and is a Trustee of the American College of Financial Services. Mr. Blunt’s qualifications to serve on the F&G board of directors include his many years of leadership experience across multiple institutions in the insurance industry.
Certain Information About our Executive Officers
The executive officers of the Company are set forth in the table below, together with biographical information, except for Messrs. Blunt and Foley, whose biographical information is included under the section titled “Certain Information about our Directors.”

Name	Position	Age
Christopher Blunt	President and Chief Executive Officer	60
William P. Foley, II	Executive Chairman of the Board	78
Wendy JB Young	Chief Financial Officer	59
John Currier	President - Retail Markets	52
Leena Punjabi	Chief Investment Officer	44
David Martin	Chief Risk Officer	54
Wendy JB Young. Ms. Young is the Chief Financial Officer of F&G and has served in that role since February 2022. Ms. Young has over 35 years of insurance industry experience and over 20 years with F&G, working in a broad range of actuarial, finance and reinsurance functions. From February 2014 to February 2022, Ms. Young served as F&G’s CRO and CEO of F&G’s Bermuda reinsurance entities. As CFO, Ms. Young oversees all aspects of the corporate finance function including Chief Accounting Office, Corporate Actuarial, FP&A, Capital and Ratings management, Reinsurance Strategy, Tax, Treasury and Transformation.
John Currier. Mr. Currier has served as the President of Retail Markets since February 2021. He is responsible for business unit profit and loss, and he oversees sales, operations, marketing, new business profitability and in-force management. Mr. Currier joined F&G in May 2015 as Deputy Chief Actuary, was named Chief Actuary in October 2016 and was promoted to Chief Actuary and Chief Product Officer in March 2019. Mr. Currier has over 30 years of industry experience.
Leena Punjabi. Ms. Punjabi has served as Chief Investment Officer for F&G since January 2021. She oversees F&G’s investment portfolios in partnership with Blackstone Insurance Solutions. Prior to joining F&G in 2019 as VP, Asset Management, she was a Principal at Mercer where she worked for 13 years providing investment advice to insurance companies and corporate pension plans.
David Martin. Mr. Martin has served as the Company’s Chief Risk Officer since April 2022, overseeing F&G’s enterprise risk management framework. Since joining F&G in 2011, Mr. Martin has been instrumental in supporting F&G’s investment portfolio strategy while serving in various senior roles at F&G, including Co-Chief Investment Officer.
Codes of Ethics
Our board of directors has adopted a Code of Ethics for Senior Financial Officers, which is applicable to our Chief Executive Officer, our Chief Financial Officer and our Chief Accounting Officer, and a Code of Business Conduct and Ethics, which is applicable to all our directors, officers and employees. The purpose of these codes is to: (i) promote honest and ethical conduct, including the ethical handling of conflicts of interest; (ii) promote full, fair, accurate, timely and understandable disclosure; (iii) promote compliance with applicable laws and governmental rules and regulations; (iv) ensure the protection of our legitimate business interests, including corporate opportunities, assets and confidential information; and (v) deter wrongdoing. Our codes of ethics are designed to maintain our commitment to our longstanding standards for ethical business practices. Our reputation for integrity is one of our most important assets and each of our employees and directors is expected to contribute to the care and preservation of that asset. Under our codes of ethics, an amendment to or a waiver or modification of any ethics policy applicable to our directors or executive officers must be disclosed to the extent required under Securities and Exchange Commission and/or New York Stock Exchange rules. We intend to disclose any such amendment or waiver by posting it on our website at www.investor.fglife.com. Copies of our Code of Business Conduct and Ethics

and our Code of Ethics for Senior Financial Officers are available for review on our website at www.investor.fglife.com.
Audit Committee
We have established a standing audit committee of the Board of Directors in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. Currently, we utilize a phase-in exemption under the NYSE rules and expect that our audit committee will satisfy the standards promulgated by the NYSE (see “Certain Relationships and Related Transactions, and Director Independence—Status as a Controlled Company”). The members of the audit committee are Douglas K. Ammerman (Chair) and John D. Rood. The board has determined that each of the audit committee members is financially literate and independent as required by the rules of the Securities and Exchange Commission and the New York Stock Exchange, and that each of Mr. Ammerman and Mr. Rood is an audit committee financial expert, as defined by the rules of the Securities and Exchange Commission. The audit committee acted by written consent once in 2022.
The primary functions of the audit committee include:
•Appointing, compensating and overseeing our independent registered public accounting firm;
•Overseeing the integrity of our financial statements and our compliance with legal and regulatory requirements and the internal audit function;
•Conducting an annual self-evaluation of the performance of the audit committee and its charter;
•Overseeing the adequacy and effectiveness of disclosure controls and procedures and internal control over financial reporting;
•Discussing the annual audited financial statements and unaudited quarterly financial statements with management and the independent registered public accounting firm;
•Establishing procedures for the receipt, retention and treatment of complaints (including anonymous complaints) we receive concerning accounting, internal accounting controls, auditing matters or potential violations of law;
•Pre-approving audit and non-audit services provided by our independent registered public accounting firm;
•Discussing earnings press releases and financial information provided to analysts and rating agencies;
•Discussing with management our policies and practices with respect to risk assessment and risk management, including those relating to cybersecurity and ESG risk;
•Reviewing any material transaction between our Chief Financial Officer or Chief Accounting Officer that has been approved in accordance with our Code of Ethics for Senior Financial Officers, and providing prior written approval of any material transaction between us and our Chief Executive Officer;
•Producing an annual report for inclusion in our proxy statement, in accordance with applicable rules and regulations;
•Reviewing and approving all transactions involving an amount in excess of $120,000 in which F&G is to be a participant and in which any related person has a direct or indirect material interest; and
•Overseeing the adequacy and effectiveness of procedures to ensure legal and regulatory compliance with the Code of Conduct.

ITEM 11.    EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION AND ANALYSIS
In this compensation discussion and analysis section, we provide an overview and analysis of F&G’s executive compensation programs, including discussions of F&G’s compensation philosophies. Prior to the distribution and separation from FNF on December 1, 2022, we had been a wholly owned subsidiary of FNF and our compensation decisions were made by FNF’s senior management and the Compensation Committee of FNF’s board of directors (the “FNF Compensation Committee”). As of December 1, 2022, the Compensation Committee of F&G (the “F&G Compensation Committee”) reviewed all aspects of compensation and may make adjustments that it believes are appropriate in structuring our executive compensation arrangements. For purposes of this compensation discussion and analysis section, the term “Decision Makers” refers to FNF’s senior management and the FNF Compensation Committee for the compensation decisions made prior to December 1, 2022, and refers to the F&G Compensation Committee for the compensation decisions made on or following December 1, 2022. The discussion below is intended to help provide an understanding of the detailed information in the compensation tables and related narrative disclosure below. We discuss the material elements of our compensation program and the material factors considered by the appropriate Decision Makers in making compensation decisions. The following table identifies our named executive officers (“NEOs”) as of December 31, 2022, as defined by SEC regulations:

Named Executive Officers (NEOs)	Position
Christopher O. Blunt	President, Chief Executive Officer and Director
Wendy Young	Chief Financial Officer
John Currier	President, Retail Markets
Scott Cochran	President, Institutional and New Markets[1]
William Foley	Executive Chairman[2]
John T. Fleurant	Former Chief Financial Officer[3]

1    On April 20, 2023, Mr. Cochran provided notification of his intent to leave F&G to pursue other opportunities. He will serve as a non-Section 16 officer in the capacity of Special Adviser to the Chief Executive Officer of F&G until his departure at the end of the 2023 calendar year.
2    In connection with Mr. Foley’s appointment to the Board of Directors, he assumed the role of Executive Chairman as of December 1, 2022.
3    Mr. Fleurant’s employment terminated on May 31, 2022.
Compensation Philosophy and Practices
Overview
The appropriate Decision Makers considered several important qualitative and quantitative factors when determining the overall compensation of named executive officers in 2022, including:
•The executive officer’s experience, knowledge, skills, level of responsibility and potential to influence company performance;
•The executive officer’s prior salary levels, annual incentive awards, annual incentive award targets and long-term equity incentive awards;
•The business environment and F&G’s business objectives and strategy;
•F&G’s financial performance in the prior year;
•The need to retain and motivate executives;
•Corporate governance and regulatory factors related to executive compensation; and
•Marketplace compensation levels and practices.

Role of F&G’s Executive Officers
In evaluating the compensation of F&G’s named executive officers, the appropriate Decision Makers consider the recommendations from F&G’s Chief Executive Officer with respect to the compensation of his direct reports. In making recommendations, the Chief Executive Officer reviews the performance of the other named executive officers (other than Mr. Foley), job responsibilities, importance to F&G’s overall business strategy, and F&G’s compensation philosophy. F&G’s Chief Executive Officer does not make recommendations to the appropriate Decision Makers regarding his own compensation or Mr. Foley’s compensation. The compensation decisions are not formulaic, and the members of the Decision Makers did not assign precise weights to the factors listed above. The Decision Makers utilized their individual and collective business judgment to review, assess, and approve compensation for F&G’s named executive officers.
Role of F&G’s Compensation Consultant
Prior to our separation and distribution, FNF used Mercer as its independent compensation consultant. Following the separation and distribution, the F&G Compensation Committee engaged, as its independent compensation consultant, the Strategic Compensation Group to conduct marketplace reviews of the compensation F&G pays its executive officers. They gathered marketplace compensation data on total compensation, which consists of annual salary, annual incentives, long-term incentives, executive benefits, executive ownership levels, pay mix and other key statistics. This data is collected and analyzed annually. The marketplace compensation data provides a point of reference for the F&G Compensation Committee, but the F&G Compensation Committee ultimately makes subjective compensation decisions based on all the factors described above. For 2022, Strategic Compensation Group used two marketplace data approaches: (1) two general executive compensation surveys with a focus on companies with similar Assets Under Management (AUM), and (2) compensation information from F&G’s peer group. The Strategic Compensation Group performed these services solely on behalf of the F&G Compensation Committee. The F&G Compensation Committee has assessed the independence of the Strategic Compensation Group, as required under the NYSE and SEC rules, and has concluded that no conflict of interest exists with respect to its services to the F&G Compensation Committee.
F&G’s Peer Group
In 2022, Strategic Compensation Group recommended, and F&G’s Compensation Committee approved the below as F&G’s peer group.

American Equity Investment Life American Financial Group Assurant, Inc. Athene Holding, Ltd. Brighthouse Financial CNO Financial Group Equitable Holdings, Inc.	Genworth Financial Globe Life Kemper Corp Lincoln National Corp Principal Financial Group Unum Group Voya Financial

Compensation Practices of F&G
In 2022, Strategic Compensation Group reviewed the structure and mechanics of the various components of our compensation programs and practices. In order to obtain a complete view of the competitive market for talent, Strategic Compensation Group considered data from published survey sources, which includes industry peers from privately held and publicly traded organizations. In particular, Strategic Compensation Group analyzed two key elements: current competitive market positioning and equity plan design. Competitive market positioning relates to overall base pay delivery, base salaries, annual and long-term incentive targets and payouts. Equity plan design is the assessment of the design attributes of other organizations’ incentive plans that provide perspectives on performance measurement, long-term incentive vehicles, vesting and shareholding requirements.

Strategic Compensation Group’s assessment in 2022 indicated that our compensation structure is well-balanced, aligns to F&G’s philosophies and demonstrates alignment between company performance and executive compensation.
Other Related Considerations
Components of F&G’s Executive Compensation Program
F&G compensates its executive officers primarily through a mix of base salary, annual cash incentives and long-term equity-based incentives. Mr. Foley did not receive a base salary or an annual cash incentive in 2022. F&G also provides its executive officers (other than Mr. Foley) with the same retirement and employee benefit plans that are offered to other F&G employees. Mr. Foley did not participate in the F&G retirement and employee benefit plans in 2022. The following table provides information regarding the elements of compensation provided to F&G’s named executive officers in 2022.

Component	Purpose	Key Features
Base Salary	Provide a fixed level of compensation Compensate executive officers fairly for the responsibility of the position held and reflect competitive practices
Salary levels set based on an assessment of:
Level of responsibility
Experience and time in position
Individual performance
Future potential
Competitiveness
Internal pay equity considerations
Salary levels are reviewed annually by the committee and adjusted as appropriate

Short-Term Incentives	Provide executive officers with incentives to achieve objectives to drive short- and long-term business performance Support attracting and retaining the best available talent	Awards based on achievement of financial and corporate objectives Awards determined on annual basis
Long-Term Incentives
Performance Vesting Restricted Stock	Provide executive officers with incentives to achieve long-term success Align executive officers’ interests with the interests of our shareholders	Vesting subject to performance objectives Three-year vesting schedule
Set forth below is a discussion of each component of compensation, the rationale for each component, and how each component fits into our overall compensation philosophy.

Base Salary
We provide a base salary to compensate F&G’s NEOs (other than Mr. Foley) for their services rendered on a day-to-day basis during the year. Base salaries are set to attract and retain executives with qualities necessary to ensure our short-term and long-term financial success. Base salary levels are set to be competitive with the salaries of executives in similar positions with similar responsibilities at comparable companies. The Decision Makers determine an executive’s base salary is based on market compensation rates and individual factors, including personal performance and contribution, experience in the role, scope of responsibility and overall impact on the business. Base salaries are reviewed annually and adjusted when necessary to reflect market conditions as well as individual roles and performance.
The table below shows base salaries for fiscal 2022, on an annualized basis, for F&G’s NEOs:

Name	2022 Base Salary
Christopher O. Blunt	$800,000
Wendy Young	$500,000
John Currier	$500,000
Scott Cochran	$500,000
William Foley	—
John T. Fleurant	$500,000[1]

1 Mr. Fleurant’s employment terminated on May 31, 2022.
Annual Cash Incentive Programs
In order to promote our “pay for performance” culture, we pay annual cash incentives to our executives (other than Mr. Foley) for achieving performance targets that support financial and corporate goals made pursuant to our Employee Incentive Plan (the “EIP”), which allows for annual cash-based bonus awards intended to attract and retain the best available executive officers to be responsible for the management, growth, and success of our business and to provide an incentive for such individuals to exert their best efforts on behalf of our company and shareholders. Our Chief Executive Officer and executive team develop an annual business plan that includes objectives to drive short- and long-term business performance. The Decision Makers review these objectives and establish performance targets. Performance against plan objectives is reviewed and approved by the appropriate Decision Maker to establish the bonus pool for each performance period. Short-term incentive payouts require that minimum targets be satisfied and allow for recognition of individual performance and contribution toward those goals.
The EIP includes a financial performance component based on the annual business plan weighted at 67% and a corporate initiatives component weighted at 33%. For fiscal 2022, the performance metrics for the EIP were:

Metrics	Weighting
Achieve the Financial Plan	67%
Sales
Adjusted Net Earnings (available to common shareholders)
Corporate Initiatives	33%
Grow our distribution: achieve sales goals and optimize profitability within products
Enhance our organizational health: preserve our culture, continue to increase engagement levels and meet talent acquisition and talent management goals
Modernize our platforms: execute on operational and financial modernization efforts
The Decision Makers approved the percentage of base salary paid for performance at the target levels depicted below. If a minimum performance measure is satisfied, depending on actual performance, bonus payments under the EIP could range from 50% to 200% of target. As a result of the corporate performance against our goals for fiscal 2022, the bonus pool for determining individual executive incentive awards was 190% of target.

	2022 Target Bonus		Actual Bonus Earned
Name	(% of base salary earnings)	($)	(% of base salary earnings)	($)
Christopher O. Blunt	200%	1,600,000	400%	3,200,000
Wendy Young	100%	477,724	200%	955,000
John Currier	100%	485,577	200%	970,000
Scott Cochran	100%	480,769	187%	900,000
William Foley	—	—	—	—
John T. Fleurant	100%	215,385	170%	366,154
Long-Term Incentive Opportunities
Following our separation and distribution, the F&G Compensation Committee made the first equity grants under the F&G Annuities & Life, Inc. 2022 Omnibus Incentive Plan in December 2022 to each of our NEOs. The awards consisted of a grant of performance vesting restricted stock awards of F&G stock. The grant vests over a three-year period. The performance vesting restricted stock awards vest only if the Adjusted Net Earnings metric for Fiscal Year 2023 is attained. Thereafter, annual grants of performance vesting restricted stock awards with a one-year performance target and three-year vesting schedule will be considered on an annual basis. In establishing these awards, the F&G Compensation Committee considered its desire to strategically align the long-term incentives to the long-term success of business F&G. Our long-term incentives for NEOs consist of performance vesting restricted stock awards that incentivize long-term value creation: performance awards that reward the achievement of our performance goals and time-vesting that reward increases in the market value of our shares and continued service with our company.
Equity grants awarded prior to 2022 were granted under the long-term incentive plans of FNF and were designed similar to the current F&G equity grants. Our NEOs continue to hold these FNF awards following our separation and distribution.
Performance Restricted Stock Awards
Performance restricted stock awards align our long-term incentives to the achievement of our Adjusted Net Earnings objectives. Performance restricted stock awards vest in equal installments based on continued service and achievement of a one-year, Adjusted Net Earnings goal established at the start of the three-year period.

Name[1]	Date of Grant	# of shares	Value at Grant	Vesting Schedule	Performance Metric
Christopher O. Blunt	December 1, 2022	275,230	6,000,014	Dec. 1, 2023 – 33.33% Dec. 1, 2024 – 33.33% Dec. 1, 2025 – 33.34%	2023 Adjusted Net Earnings
Wendy Young	December 1, 2022	38,991	850,004	Dec. 1, 2023 – 33.33% Dec. 1, 2024 – 33.33% Dec. 1, 2025 – 33.34%	2023 Adjusted Net Earnings
John Currier	December 1, 2022	38,991	850,004	Dec. 1, 2023 – 33.33% Dec. 1, 2024 – 33.33% Dec. 1, 2025 – 33.34%	2023 Adjusted Net Earnings
Scott Cochran	December 1, 2022	38,991	850,004	Dec. 1, 2023 – 33.33% Dec. 1, 2024 – 33.33% Dec. 1, 2025 – 33.34%	2023 Adjusted Net Earnings
William Foley	December 1, 2022	412,845	9,000,021	Dec. 1, 2023 – 33.33% Dec. 1, 2024 – 33.33% Dec. 1, 2025 – 33.34%	2023 Adjusted Net Earnings

1 Mr. Fleurant was not granted an equity award in 2022 due to his departure from F&G in May 2022.

Employment and Other Severance, Change-in-Control and Related Agreements
Employment Agreements
We believe that having employment agreements with our NEOs is beneficial to us because they provide retentive value, subject the executives to key restrictive covenants, and generally provide us with a competitive advantage in the recruiting process over companies that do not offer employment agreements. We have entered into employment agreements with certain of our NEOs. These employment agreements include the specific terms set forth in greater detail below in “Potential Payments upon Termination or Change in Control – Employment Agreements and Related Agreements with Named Executive Officers.”
F&G 401(k) Plan
Under the F&G 401(k) Plan, our company will match 100% of a participant’s contributions up to five percent of compensation, subject to the limits specified in the Code. The employer match vests immediately. The 401(k) plan also allows for annual discretionary profit-sharing contributions, which historically have been two percent of earnings, subject to limits under the Code. Any profit-sharing contributions are immediately vested. For information regarding the matching contributions and profit sharing contributions made to F&G’s NEOs in 2022 see “Summary Compensation Table.”
Employee Stock Purchase Plans
FNF maintains the FNF 2013 Employee Stock Purchase Plan (the “FNF ESPP”) through which executives and employees can purchase shares of FNF common stock through payroll deductions and through matching employer contributions. At the end of each calendar quarter, FNF makes a matching contribution to the account of each participant who has been continuously employed or a participating subsidiary for the last four calendar quarters. For employees with more than 10 years of service and officers matching contributions are equal to 1/2 of the amount contributed during the quarter that is one-year earlier than the quarter in which the matching contribution was made. The matching contributions, together with the employee deferrals, are used to purchase shares of FNF common stock on the open market. Prior to our separation and distribution, our executives were eligible to participate in the FNF ESPP and remained eligible to participate through December 31, 2022. For information regarding the matching contributions made to F&G’s NEOs in 2022 see “Summary Compensation Table.” Commencing on January 1, 2023, our executives and employees may participate in the F&G Annuities & Life, Inc. Employee Stock Purchase Plan.
Nonqualified Deferred Compensation Arrangements
F&G participates in the FNF Deferred Compensation Plan. Under this plan, we permit our executives to defer on an elective basis a specified portion of their base salaries and performance-based bonus compensation, if any. See the narrative description following the table entitled “Nonqualified Deferred Compensation” below for more information surrounding the terms of the nonqualified deferred compensation plan. Commencing on January 1, 2023, our executives were eligible to participate in the F&G Annuities & Life, Inc. Deferred Compensation Plan.
Health and Welfare Benefits
F&G offers a package of insurance benefits to all salaried employees, including our executives, including health, vision and dental insurance, basic life insurance, accidental death and dismemberment insurance and short- and long-term disability insurance.
Limited Executive Perquisites
All of our executives are eligible to participate in the Executive Life Insurance Plan. Under this plan, the beneficiary of a participant who dies while employed by us is entitled to a lump sum payment equal to three times his or her annual base salary at the time of hire. The value of these executive perquisites is reflected in the “All Other Compensation” column of the Summary Compensation Table below.
Hedging and Pledging Policy
F&G maintains a hedging and pledging policy, which prohibits its executive officers and directors from engaging in hedging or monetization transactions with respect to F&G securities, engaging in short-term or speculative transactions in F&G securities that could create heightened legal risk and/or the appearance of improper or inappropriate conduct or holding F&G securities in margin accounts or pledging them as collateral for loans without F&G’s approval.

Stock Ownership Guidelines and Stock Holding Requirement
The F&G Compensation Committee adopted stock ownership guidelines which call for the executive or director to reach the ownership multiple within four years. The F&G guidelines, including those applicable to non-employee directors, are as follows:

Position	Minimum Aggregated Value
Chairman of the Board	10 × annual cash retainer
Chief Executive Officer	5 × base salary
Other Named Executive Officers	2 × base salary
Members of the Board	5 × annual cash retainer
SUMMARY COMPENSATION TABLE
The following table summarizes the total compensation paid to our NEOs for the fiscal year ended December 31, 2022 and December 31, 2021, as applicable.

Name	Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)(b)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)(c)	All other Compensation ($)(d)	Total ($)
Christopher O. Blunt(a)	President, Chief Executive Officer and Director	2022	800,000	—	6,176,211	—	3,200,000	204,176	10,380,387
		2021	800,000	—	3,520,000	—	2,350,000	61,847	6,731,848
Wendy Young	Chief Financial Officer	2022	462,981	—	877,521	—	955,000	49,314	2,344,816
		2021	350,000	—	550,000	—	625,000	42,981	1,567,981
John Currier	President, Retail Markets	2022	485,577	—	882,952	—	970,000	78,997	2,417,526
		2021	416,923	—	750,000	—	725,000	41,687	1,933,611
Scott Cochran	President, Institutional and New Markets	2022	480,769	—	883,260	—	900,000	62,145	2,326,174
		2021	391,923	—	600,000	—	725,000	19,046	1,735,969
William Foley	Executive Chairman	2022	—	—	9,000,021	—	—	—	9,000,021
John T. Fleurant	Former Chief Financial Officer	2022	215,385	—	—	—	366,154	327,459	908,997
		2021	500,000	—	—	—	750,000	28,438	1,278,439

a)In recognition of F&G becoming a newly publicly traded company in December, 2022, Mr. Blunt’s compensation was restructured to place a greater emphasis on shareholder value. His 2022 performance restricted stock award was increased to $6 million from his $3.52 million 2021 award, and his 2023 salary was reduced to $500,000 from his $800,000 2022 salary, and his 2023 target bonus was set at $1,000,000 as compared to his 2022 target bonus of $1,600,000.
b)Represents the grant date fair value of performance restricted stock awards computed in accordance with Financial Accounting Standards Board Accounting Standards Clarification (“FASB ASC”) Topic 718. See Note O – Employee Benefit Plans to our Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the Securities Exchange Commission on February 27, 2023, for further information regarding these awards.
c)The amounts reported in this column reflect amounts earned under our EIP for all NEOs in such fiscal year.
d)All other compensation for fiscal 2022 was as follows:

Name	401(k) Match ($)(1)	Profit Sharing ($)(1)	Life Insurance premium ($)	Long Term Insurance Premium ($)	Paid Time Off ($)	Cash Dividends ($)	FNF ESPP Match Earnings ($)(2)	Severance ($)	Other ($)(3)	Total ($)
Christopher O. Blunt	15,250	6,100	—	945	—	117,645	62,481	—	1,755	204,176
Wendy Young	13,534	6,100	1,408	918	—	18,381	5,158	—	3,815	49,314
John Currier	15,250	6,100	4,963	945	—	18,381	31,540	—	1,819	78,997
Scott Cochran	14,692	6,100	1,996	945	—	12,455	24,491	—	1,466	62,145
William Foley	—	—	—	—	—	—	—	—	—	—
John T. Fleurant	15,250	—	—	400	35,519	21,683	—	250,000	4,607	327,459

1)    Details on the 401(k) match and profit sharing are described in Compensation Discussion and Analysis.

2)    Represents amounts earned under the FNF Employee Stock Purchase Plan prior to the date of the separation and distribution. Details on the match are described in Compensation Discussion and Analysis.
3)    Represents amounts related to spouse/partner travel to an offsite executive work meeting.
Grants of Plan-Based Awards
The following table sets forth information concerning estimated possible payouts under non-equity incentive plan awards for fiscal 2022 performance and equity incentive plan awards granted in fiscal 2022 to our NEOs.

Name	Grant Date	Estimated Possible Payouts under Non-Equity Incentive Plan Awards (a)			Estimated Possible Payouts under Equity Incentive Plan Awards (b)			All other stock awards: Number of shares of stock or units (#)(c)	Grant Date Fair Value of Stock Awards ($)(d)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Christopher O. Blunt	2/14/2022	800,000	1,600,000	3,200,000	—	—	—	—	—
		—	—	—	—	275,230	—	—	6,000,014
	12/1/2022	—	—	—	—	—	—	4,957	95,454
	12/1/2022	—	—	—	—	—	—	4,193	80,742
Wendy Young	2/14/2022	238,862	477,724	955,449	—	—	—	—	—
		—	—	—	—	38,991	—	—	850,004
	12/1/2022	—	—	—	—	—	—	774	14,905
	12/1/2022	—	—	—	—	—	—	655	12,613
John Currier	2/14/2022	242,788	485,577	971,154	—	—	—	—	—
		—	—	—	—	38,991	—	—	850,004
	12/1/2022	—	—	—	—	—	—	1,056	20,335
	12/1/2022	—	—	—	—	—	—	655	12,613
Scott Cochran	2/14/2022	240,385	480,769	961,539	—	38,991	—	—	850,004
	12/1/2022	—	—	—	—	—	—	845	16,272
	12/1/2022	—	—	—	—	—	—	882	16,984
William Foley	2/14/2022	—	—	—	—	412,845	—	—	9,000,021
John T. Fleurant	2/14/2022	107,692	215,385	430,769	—	—	—	—	—

a)Represents the potential amounts for annual EIP incentives for fiscal 2022. Actual amounts earned by the NEOs are reflected in the Summary Compensation Table under the “Non-Equity Incentive Plan Compensation” column.
b)Represents F&G performance restricted stock awards that vest in equal installments in December 2023, December 2024 and December 2025 if Adjusted Net Earnings goal is achieved for calendar year 2023. Additional information on the terms applicable to these performance restricted stock awards may be found in the Compensation Discussion and Analysis under the heading “Long-Term Incentive Opportunities– Performance Restricted Stock Awards.”
c)Represents F&G dividend share awards. Additional information on the vesting schedule applicable to these dividend share awards may be found in the “Outstanding Equity Awards at Fiscal Year-End” table, below.
d)Represents the grant date fair value of F&G performance restricted stock awards granted under the F&G Annuities & Life, Inc. 2022 Omnibus Incentive Plan computed in accordance with Financial Accounting Standards Board Accounting Standards Clarification (“FASB ASC”) Topic 718. See Note O – Employee Benefit Plans to our Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the Securities Exchange Commission on February 27, 2023, for further information regarding these awards.
The terms and conditions applicable to these awards are described in Compensation Discussion and Analysis, under the headings “Annual Cash Incentive Programs” and “Long-Term Incentive Opportunities.” In addition, the key terms of the employment agreements with our NEOs can be found under the heading “Potential Payments upon Termination or Change in Control – Employment Agreements and Related Agreements with Named Executive Officers.”
Outstanding Equity Awards at Fiscal Year-End
The following table sets forth information concerning outstanding equity awards held by our NEOs at the end of fiscal 2022.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#) (a)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units that Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Christopher O. Blunt	359,510	—	27.53	12/21/2025	—	—	—	—
Christopher O. Blunt	405,182	—	39.1	12/21/2025	—	—	—	—
Christopher O. Blunt	—	—	—	—	15,419(b)	580,063(c)	—	—
Christopher O. Blunt	—	—	—	—	—	—	30,838(d)	1,160,126(c)
Christopher O. Blunt	—	—	—	—	—	—	72,909(e)	2,742,837(c)
Christopher O. Blunt	—	—	—	—	—	—	275,230(f)	5,507,353(g)
Christopher O. Blunt	—	—	—	—	—	—	4,957(h)	83,902(g)
Christopher O. Blunt	—	—	—	—	—	—	2,097(i)	41,961(g)
Wendy Young	4,643	—	28.00	8/6/2026	—	—	—	—
Wendy Young	53,661	—	39.10	5/15/2025	—	—	—	—
Wendy Young	—	—	—	—	2,410(b)	90,665(c)	—	—
Wendy Young	—	—	—	—	—	—	4,819(d)	181,291(c)
Wendy Young	—	—	—	—	—	—	11,392(e)	428,567(c)
Wendy Young	—	—	—	—	—	—	38,991(f)	780,210(g)
Wendy Young	—	—	—	—	—	—	774(h)	15,488(g)
Wendy Young	—	—	—	—	—	—	328(i)	6,564(g)
John Currier	17,409	—	28.00	8/6/2026	—	—	—	—
John Currier	143,564	—	39.10	5/15/2025	—	—	—	—
John Currier	—	—	—	—	2,410(b)	90,665(c)	—	—
John Currier	—	—	—	—	—	—	4,819(d)	181,291(c)
John Currier	—	—	—	—	—	—	15,535(e)	584,427(c)
John Currier	—	—	—	—	—	—	38,991(f)	780,210(g)
John Currier	—	—	—	—	—	—	1,056(h)	21,131(g)
John Currier	—	—	—	—	—	—	328(i)	6,564(g)
Scott Cochran	—	—	—	—	—	—	6,488(j)	244,079(c)
Scott Cochran	—	—	—	—	—	—	12,428(e)	467,542(c)
Scott Cochran	—	—	—	—	—	—	38,991(f)	780,210(g)
Scott Cochran	—	—	—	—	—	—	845(h)	16,909(g)
Scott Cochran	—	—	—	—	—	—	441(j)	17,649(g)
William Foley	—	—	—	—	—	—	412,845(f)	8,261,029(g)
John T. Fleurant	—	—	—	—	—	—	—	—

a)Amounts represent FNF stock options.
b)Amounts represent shares of FNF restricted stock that will vest on August 6, 2023.
c)The amounts reported are based on a FNF common stock price of $37.62, which was the closing price on December 31, 2022.
d)Amounts represent FNF performance restricted stock awards that will vest on December 31, 2023.
e)Amounts represent FNF performance restricted stock awards that will vest equal one-third installments on November 4, 2022 (subject to performance determination in February 2023), November 4, 2023 and November 4, 2024.
f)Amounts represent F&G performance restricted stock awards that will vest in equal installments on December 1, 2023, December 1, 2024 and December 1, 2025.
g)The amounts reported are based on a F&G common stock price of $20.01, which was the closing price on December 31, 2022.
h)Amounts represent F&G dividend share awards that will vest in equal one-third installments on November 4, 2022 (subject to performance determination in February 2023), November 4, 2023 and November 4, 2024.
i)Amounts represent F&G dividend share award that will vest on January 25, 2023.
j)Amounts represent FNF performance restricted stock award that will vest on January 25, 2023.

The following table sets forth information concerning each exercise of stock option, and each vesting of stock during the fiscal year ended December 31, 2022 for each of the F&G NEOs on an aggregated basis:
Option Exercises and Stock Vested

	Option Awards		FNF Stock Awards		F&G Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Christopher O. Blunt	—	—	46,256	2,066,099	2,096	41,941
Wendy Young	—	—	7,227	322,806	327	6,544
John Currier	—	—	7,227	322,806	327	6,544
Scott Cochran	—	—	6,487	309,041	441	9,411
William Foley	—	—	—	—	—	—
John T. Fleurant	328,276	571,349	9,637	459,107	—	—
Pension Benefits
We do not provide any defined benefit plans to our NEOs.
Nonqualified Deferred Compensation
The following table provides information concerning the nonqualified deferred compensation of each of the participating NEOs in the Executive Nonqualified Deferred Compensation Plan of FGLH (the “FGLH Deferred Compensation Plan”) and the FNF, Inc. Deferred Compensation Plan (the “FNF Deferred Compensation Plan”) as of December 31, 2022. Starting January 1, 2021, eligible participants could participate in the FNF Deferred Compensation Plan. The FGLH Deferred Compensation Plan was frozen to new contributions but maintained moving forward.
Under the FNF Deferred Compensation Plan, which was amended and restated effective January 1, 2009, participants, including FNF’s named executive officers, can defer up to 75% of their base salary and 100% of their monthly, quarterly and annual incentives, subject to a minimum deferral of $19,500. Deferral elections are made during specified enrollment periods. Deferrals and related earnings are not subject to vesting conditions. Participants’ accounts are bookkeeping entries only and participants’ benefits are unsecured. Participants’ accounts are credited or debited daily based on the performance of hypothetical investments selected by the participant and may be changed on any business day. Upon retirement, which generally means separation of employment after attaining age 60, an individual may elect either a lump- sum withdrawal or installment payments over 5, 10 or 15 years. Similar payment elections are available for pre-retirement survivor benefits. In the event of a termination prior to retirement, distributions are paid over a five-year period. Account balances less than the applicable Internal Revenue Code Section 402(g) limit will be distributed in a lump sum. Participants can elect to receive in- service distributions in a plan year designated by the participant and these amounts will be paid within two and one-half months from the close of the plan year in which they were elected to be paid. The participant may also petition us to suspend elected deferrals, and to receive partial or full payout under the plan, in the event of an unforeseeable financial emergency, provided that the participant does not have other resources to meet the hardship. Plan participation continues until termination of employment. Participants will receive their account balance in a lump-sum distribution if employment is terminated within two years after a change in control.
Under the FGLH Deferred Compensation Plan, the vested balance of the deferred compensation accounts will be distributed to each participating NEO upon his or her death, disability or separation from service (including retirement). Participants choose from investment options representing a broad range of asset classes. Participants allocate their accounts among the available investment options and may change their investment elections at any time. Participants may elect upon initial enrollment to have accounts distributed upon a change in control event, although none of our NEOs have so elected. In-service hardship and education account withdrawals are permitted under the plan with respect to participant deferrals and employer credits.

FNF Deferred Compensation Plan

Name	Aggregate Balance at Beginning of Last Fiscal Year ($)	Executive Contributions in Last Fiscal Year ($) (a)	Registrant Contributions in Last Fiscal Year ($) (b)	Aggregate Earnings in Last Fiscal Year ($) (c)	Aggregate Withdrawals/Distributions ($)	Aggregate Balance at Last Fiscal Year End ($)
Christopher O. Blunt	—	—	—	—	—	—
Wendy Young	36,059	460,821	—	—	—	458,099
John Currier	4,486	150,172	—	—	—	144,463
Scott Cochran	—	—	—	—	—	—
William Foley	—	—	—	—	—	—
John T. Fleurant	—	—	—	—	—	—

a)Deferred amounts reported in this column are included in the Summary Compensation Table in the “Salary” and “Non-Equity Incentive Plan Compensation” columns for fiscal 2022.
b)FNF does not provide employer contributions under this plan.
c)For Ms. Young, her aggregate loss in fiscal 2022 was $38,780. For Mr. Currier, his aggregate loss in fiscal 2022 was $10,194.
FGLH Executive Nonqualified Deferred Compensation Plan

Name	Aggregate Balance at Beginning of Last Fiscal Year ($)	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($) (a)	Aggregate Earnings in Last Fiscal Year ($) (b)	Aggregate Withdrawals/Distributions ($)	Aggregate Balance at Last Fiscal Year End ($)
Christopher O. Blunt	—	—	—	—	—	—
Wendy Young	1,599,004	—	—	—	—	1,285,435
John Currier	444,323	—	—	—	—	360,409
Scott Cochran	—	—	—	—	—	—
William Foley	—	—	—	—	—	—
John T. Fleurant	—	—	—	—	—	—

a)F&G does not provide employer contributions under this plan.
b)For Ms. Young, her aggregate loss in fiscal 2022 was $313,568. For Mr. Currier, his aggregate loss in fiscal 2022 was $83,913.
Potential Payments upon Termination or Change in Control
Employment Agreements and Related Agreements with Named Executive Officers
Employment Agreement with Christopher O. Blunt
Mr. Blunt’s employment agreement, which became effective on February 6, 2019, provides that upon a termination without “cause” or by Mr. Blunt for “good reason,” each as defined in the agreement, he will be entitled to receive severance benefits equal to three times his base salary, acceleration of the stock options, and eighteen months of benefit continuation. He is also entitled to acceleration of certain options upon termination without cause or for good reason within 12 months following a change in control of the Company. In addition, Mr. Blunt will be subject to certain restrictive covenants that apply both during his employment with the Company and for certain durations afterwards. Mr. Blunt is also eligible under his employment agreement to use private air travel for personal or family purposes with an annual value of no more than $350,000 per year with a program selected by F&G, which is provided on a “tax grossed-up basis” to the extent the economic equivalent is taxable to Mr. Blunt. In 2022, Mr. Blunt did not use such private air travel for personal or family purposes.

Employment Agreement with Wendy Young
Ms. Young’s employment agreement, which became effective on November 14, 2013, provides that Ms. Young’s compensation will determined by the Company and that she is entitled to certain severance amounts if terminated without cause, the amount of which is based on her tenure with the Company and ranges from 39 to 52 weeks of base salary. Ms. Young will be subject to certain restrictive covenants that apply both during her employment with the Company and for certain durations afterwards.
Separation Agreement with John T. Fleurant
Upon Mr. Fleurant’s departure on May 31, 2022, he became entitled to a pro-rata annual bonus, $250,000 in severance payable in six-month equal installments and six months of employer-paid COBRA continuation coverage. In addition, Mr. Fleurant’s unvested FNF options vested and he forfeited his unvested FNF restricted stock and performance-based restricted stock awards.
F&G Severance Plan
Pursuant to the F&G 2015 Severance Plan (the “Severance Plan”), upon a termination without cause prior to a change in control, Messrs. Currier and Cochran would be entitled to a severance payment equal to two (2) weeks of base salary for each full year of service with a minimum of four (4) weeks. Upon a termination without cause within 12 months following a change in control, Messrs. Currier and Cochran and Ms. Young will be entitled to a severance payment equal to 52 weeks of base salary, an amount equal to the target annual bonus, a pro-rated annual target bonus and 12 months of subsidized COBRA coverage. Mr. Foley was not a participant under the Severance Plan in 2022.
The following table sets forth the estimated amount of compensation each of our NEOs would receive under the termination or change in control provisions contained in the agreements and plans discussed above, assuming that such termination or change in control event occurred on December 31, 2022. The table excludes (i) amounts accrued through the termination date that would be paid in the normal course of continued employment, such as accrued but unpaid salary, (ii) vested account balances under our 401(k) plan that are generally available to all of our employees, (iii) vested stock options as of December 31, 2022, and (iv) except as indicated in the footnotes below, any post-employment benefit that is available to all of our employees and does not discriminate in favor of our NEOs. In addition, the table excludes Mr. Fleurant since his employment with F&G terminated on May 31, 2022. For more information on Mr. Fleurant’s severance benefits in connection with Mr. Fleurant’s termination of employment, please see “Separation Agreement with John T. Fleurant” above.

Name	Termination Trigger	Severance (Salary) ($) (a)	Severance (Bonus) ($) (b)	Equity Vesting ($) (c)	Nonqualified Deferred Compensation ($) (d)	Other Benefits ($) (e)	Total ($)
Christopher O. Blunt	Involuntary termination w/o cause	2,400,000	—	—	—	32,400	2,432,400
	Voluntary Termination	—	—	—	—	30,769	30,769
	Retirement(f)	—	—	—	—	—	—
	Death	—	1,600,000	—	—	30,769	1,630,769
	Disability	—	1,600,000	—	—	30,769	1,630,769
	Change in Control	2,400,000	—	5,507,353	—	32,400	7,939,753
Wendy Young	Involuntary termination w/o cause	423,077	—	—	1,743,532	25,070	2,191,679
	Voluntary Termination	—	—	—	1,743,532	13,019	1,756,552
	Retirement(f)	—	—	—	—	—	—
	Death	—	477,724	—	1,743,532	—	2,221,257
	Disability	—	477,724	—	1,743,532	13,019	2,234,276
	Change in Control	500,000	1,000,000	780,210	—	27,480	2,307,690
John Currier	Involuntary termination w/o cause	134,615	—	—	504,871	15,724	655,210
	Voluntary Termination	—	—	—	504,871	11,731	516,602
	Retirement(f)	—	—	—	—	—	—
	Death	—	—	—	504,871	—	504,871
	Disability	—	—	—	504,871	11,731	516,602
	Change in Control	500,000	1,000,000	780,210	—	23,710	2,303,920
Scott Cochran	Involuntary termination w/o cause	38,462	—	—	—	19,231	57,692
	Voluntary Termination	—	—	—	—	19,231	19,231
	Retirement(f)	—	—	—	—	—	—
	Death	—	—	—	—	—	—
	Disability	—	—	—	—	19,231	19,231
	Change in Control	500,000	1,000,000	780,210	—	36,700	2,316,910
William Foley	Involuntary termination w/o cause	—	—	—	—	—	—
	Voluntary Termination	—	—	—	—	—	—
	Retirement(f)	—	—	—	—	—	—
	Death	—	—	—	—	—	—
	Disability	—	—	—	—	—	—
	Change in Control	—	—	8,261,029	—	—	8,261,029

a)Under the terms of the employment agreements and the Severance Plan, severance pays out in a lump sum. Amounts payable in this column may be subject to the NEO executing and not revoking a release of claims against the Company. This column does not include any required notice periods pursuant to an employment agreement or Severance Plan.
b)Amounts in this column include, if provided in an employment agreement with the NEO, a pro-rata bonus for the year of termination upon certain types of terminations,
c)The amounts reported assume full vesting and for performance-based awards at target level of performance, based on a F&G common stock price of $20.01, which was the closing price on December 31, 2022. In the case of a change in control of F&G, the FNF options and FNF restricted stock held by our NEOs will not be accelerated.
d)For any participating NEO, the vested balance of the deferred compensation accounts will be distributed upon death, disability or separation from service.
e)Amounts include any accrued vacation as of December 31, 2022, which would be paid out upon a termination.
f)As of December 31, 2022, none of our continuing NEOs were retirement eligible.
Compensation Committee Interlocks and Insider Participation
The compensation committee is currently composed of John D. Rood (Chair) and Douglas K. Ammerman. During fiscal year 2022, no member of the compensation committee was a former or current officer or employee of F&G or any of its subsidiaries. In addition, during fiscal year 2022, none of our executive officers served (i) as a member of the compensation committee or board of directors of another entity, one of whose executive officers served on our compensation committee, or (ii) as a member of the compensation committee of another entity, one of whose executive officers served on our board.

Compensation Committee Report
The compensation committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management, and the compensation committee recommended to the board that the Compensation Discussion and Analysis be included in this Form 10-K/A.
The Compensation Committee
John D. Rood
Douglas K. Ammerman

DIRECTOR COMPENSATION
Mr. Foley and Mr. Blunt received no additional compensation for services as a member of our board in 2022. In 2022, all non-employee directors received a pro-rated annual retainer of $90,000, payable quarterly. In 2022, the chairman and each member of the audit committee received a pro-rated additional annual fee (payable in quarterly installments) of $35,000 and $15,000, respectively, for their service on the audit committee. The chairman and each member of the compensation committee received a pro-rated additional annual fee (payable in quarterly installments) of $23,000 and $10,000, respectively, for their service on such committee. The chairman and each member of the corporate governance and nominating committee received a pro-rated additional annual fee (payable in quarterly installments) of $20,000 and $8,000, respectively, for their service on such committee.
In addition, in 2022 each non-employee director received a long-term incentive award of 9,175 shares of restricted stock. These restricted stock awards were granted under our omnibus plan and vest proportionately each year over three years from the date of grant based upon continued service on our board, subject to the achievement of performance-based criteria.
We also reimburse each non-employee director for all reasonable out-of-pocket expenses incurred in connection with attendance at board and committee meetings and director education programs. Each non-employee member of our board is eligible to participate in our deferred compensation plan to the extent he or she elects to defer any board or committee fees.
The following table sets forth information concerning the compensation of our non-employee directors for the fiscal year ending December 31, 2022.

Name	Fees Earned or Paid in Cash ($)[1]	Stock Awards ($)[2]	All Other Compensation ($)	Total ($)
Douglas K. Ammerman	18,652	200,015	—	218,667
Michael J. Nolan[3]	10,761	200,015	—	210,776
Raymond R. Quirk[3]	10,761	200,015	—	210,776
John D. Rood	16,141	200,015	—	216,156

 1.    Represents the cash portion of annual board and committee retainers and meeting fees earned for services as a F&G director in 2022 for all directors.
 2.    Amounts shown for all directors represent the grant date fair value of a restricted stock award granted in 2022, computed in accordance with FASB ASC Topic 718. The awards vest over a period of three years from the grant date. Assumptions used in the calculation of the amounts of the F&G awards are included in Note O to our audited financial statements for the fiscal year ended December 31, 2022 included in our Annual Report on Form 10-K filed with the SEC on February 27, 2023. Restricted stock awards granted for the fiscal year ended December 31, 2022 for each director were as follows: Mr. Ammerman 9,175; Mr. Nolan 9,175; Mr. Quirk 9,175; and Mr. Rood 9,175. The fair value of the awards as shown above is based on a per share fair value of $21.80 for each director. As of December 31, 2022, F&G restricted stock awards outstanding for each director were as follows: Mr. Ammerman 9,175; Mr. Nolan 9,175; Mr. Quirk 9,175; and Mr. Rood 9,175.
 3.    F&G did not compensate Mr. Nolan or Mr. Quirk for any services rendered as a F&G director prior to our separation and distribution.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The number of our common shares beneficially owned by each individual or group is based upon information in documents filed by such person with the Securities and Exchange Commission, other publicly available information or information available to us. Percentage ownership in the following tables is based on 126,379,456 shares of our common stock outstanding as of April 18, 2023. Unless otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of our common stock beneficially owned by that shareholder. The number of shares beneficially owned by each shareholder is determined under rules issued by the Securities and Exchange Commission.
Security Ownership of Certain Beneficial Owners
The following table sets forth information regarding beneficial ownership of our common stock by each shareholder who is known by the Company to beneficially own 5% or more of such class:

Name	Shares Beneficially Owned[1]	Percent of Series[2]
Fidelity National Financial, Inc. 601 Riverside Avenue, Jacksonville, FL 32204	105,983,243	83.9%

(1)    Based on information as of April 18, 2023.
(2)    Applicable percentages based on shares of our common stock outstanding as of April 18, 2023.
Security Ownership of Management and Directors
The following table sets forth information regarding beneficial ownership as of April 18, 2023, of our common stock by:
•Each of our directors and nominees for director;
•Each of the named executive officers as defined in Item 402(a)(3) of Regulation S-K promulgated by the Securities and Exchange Commission; and
•All of our executive officers and directors as a group.

Name[1]	Number of Shares	Total	Percent of Total
William P. Foley, II2	1,037,065	1,037,065	*
Christopher Blunt	429,695	429,695	*
Raymond R. Quirk[3]	161,992	161,992	*
John Currier	41,163	41,163	*
Scott Cochran	41,140	41,140	*
Wendy JB Young	41,054	41,054	*
Michael J. Nolan[4]	35,995	35,995	*
John D. Rood	24,886	24,886	*
Douglas K. Ammerman	18,141	18,141	*
David Martin	14,198	14,198	*
Leena Punjabi	14,095	14,095	*
Douglas Martinez	8,409	8,409	*
John Fleurant	—	—	*
All directors and officers (13 persons)	1,867,833	1,867,833	1.8%

*    Represents less than 1% of our common stock.
(1)    The business address of each beneficial owner is c/o F&G Annuities & Life, Inc., 801 Grand Avenue, Suite 2600, Des Moines, Iowa 50309.
(2)    Includes 152,668 shares of our common stock held by Folco Development Corporation, of which Mr. Foley and his spouse are the sole shareholders; 48,151 shares of our common stock owned by the Foley Family Charitable Foundation, and 86,076 shares held by BilCar LLC.
(3)    Includes 94,520 shares held by the Quirk 2002 Trust, and 3,209 shares held by the Raymond Quirk 2004 Trust.
(4)    Includes 753 shares held by the Michael J. Nolan Trust.
Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights)
Equity compensation plans approved by security holders	—	—	4,590,096[1]
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	4,590,096

(1)    Subject to the terms of the 2022 F&G Omnibus Plan, we have authorized the issuance of up to 6 million shares of common stock. As of December 31, 2022, there were 1,409,904 shares of restricted stock outstanding under the 2022 F&G Omnibus Plan. Awards granted vest over a three-year period and have a performance restriction that must be met for shares awarded to vest. If the performance restriction is not satisfied during the measurement period all of the shares that do not satisfy the performance criteria will be forfeited to the Company for no consideration. See Note O – Employee Benefit Plans to our Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the Securities Exchange Commission on February 27, 2023, for further information regarding these awards.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Status as a Controlled Company
Because FNF owns approximately 84% of the shares of outstanding F&G common stock, we are a controlled company within the meaning of the rules of the NYSE, and, as a result, qualify for exemptions from certain of the requirements of these rules, including the requirement that a majority of our board of directors consist of independent directors and the requirement to form an independent compensation committee or nominating and corporate governance committee.
The controlled company exemptions do not modify the independence requirements for the audit committee, and we have complied with the requirements of the Sarbanes-Oxley Act and the NYSE, which require that our audit committee be composed of at least three members within one year of F&G’s listing date on the NYSE, at least a majority of whom were required to be independent within 90 days of the effective date of F&G’s registration statement in respect of the Spin-Off (as defined below), and all of whom must be independent within one year of the effective date of F&G’s registration statement in respect of the Spin-Off (as defined below). We have two independent directors serving on our audit committee, and we will comply with the permitted phase-in for our audit committee composition.
If at any time we cease to be a controlled company, we will take all action necessary to comply with the Sarbanes-Oxley Act and the corporate governance standards of the NYSE.
Director Independence
None of Messrs. Blunt, Foley, Quirk or Nolan qualify as independent directors under the NYSE listing standards by virtue of their respective executive positions with F&G or FNF. Each of Messrs. Ammerman, Martinez and Rood qualify as independent under NYSE listing standards with respect to director independence.
Certain Relationships and Related Transactions
Agreements with FNF
On March 16, 2022, FNF announced its intention to partially spin off F&G through a dividend to FNF shareholders. On December 1, 2022, FNF distributed, on a pro rata basis, approximately 15% of the common stock of F&G (the “Spin-Off”). The purpose of the separation and distribution was to enhance and more fully recognize the overall market value of each company. FNF retained control of F&G through ownership of approximately 85% of F&G common stock.
We and FNF have overlapping executive officers and directors. William P. Foley, II, our executive Chairman, also serves as non-executive Chairman and is a director of FNF; Raymond Quirk, our director, has served as Executive Vice-Chairman of FNF since February 2022 and formerly served as Chief Executive Officer of FNF from December 2013 to February 2022; Michael J. Nolan, our director, has served as Chief Executive Officer of FNF since February 2022 and previously served as President of FNF from January 2016 to February 2022; Douglas K. Ammerman, our director, also serves as a director of FNF; and John D. Rood, our director also serves as a director of FNF. In order to govern certain of the ongoing relationships between us we have entered into certain agreements with FNF the terms of which are summarized below.
Corporate Services Agreement
On November 30, 2022, FNF entered into a Corporate Services Agreement with F&G. Pursuant to such agreement, FNF provides F&G with certain corporate services, including internal audit services, litigation and dispute management services, compliance services, corporate and transactional support services, SEC & reporting services, insurance and risk management services, human resources support services and real estate services. FNF will also provide knowledge transfer services and take such steps as are reasonably required to facilitate a smooth and efficient transition of records and responsibilities to F&G prior to the termination of the agreement. The Corporate Services Agreement terminates after the date upon which all corporate services or transition assistance have been terminated or upon the mutual agreement of the parties. F&G may terminate corporate services by providing 90 days written notice to FNF.

Reverse Corporate Services Agreement
On November 30, 2022, F&G entered into a Reverse Corporate Services Agreement with FNF. Pursuant to such agreement, F&G provides FNF with certain services, including the services of certain F&G employees and investor relations services. F&G will also provide knowledge transfer services and take such steps as are reasonably required in order to facilitate a smooth and efficient transition of records and responsibilities to FNF prior to the termination of the agreement. The Reverse Corporate Services Agreement terminates after the date upon which all corporate services or transition assistance has been terminated or upon the mutual agreement of the parties. FNF may terminate corporate services by providing 90 days written notice to F&G.
Tax Sharing Agreement
On November 30, 2022, FNF entered into a Tax Sharing Agreement with F&G and its domestic subsidiaries. Pursuant to such agreement, FNF will file, and F&G and its domestic subsidiaries that are treated as corporations for U.S. federal income tax purposes, will join in the filing of, a consolidated U.S. federal income tax returns on behalf of FNF and its domestic subsidiaries. F&G and its subsidiaries will periodically make payments to FNF equal to the U.S. federal income taxes that F&G and its subsidiaries would otherwise be required to pay if each were to file a separate U.S. federal income tax return for the applicable tax period. F&G will pay to F&G and its subsidiaries any actual U.S. federal income tax savings attributable to any losses or tax credits generated by F&G and its subsidiaries and used by FNF and its subsidiaries. FNF will generally control the conduct of any tax examination, audit or challenge involving such consolidated tax returns. To the extent appropriate, the provisions of the Tax Sharing Agreement apply with the same force and effect to any state or local income tax liabilities that are computed on a combined, consolidated or unitary method. The Tax Sharing Agreement will generally remain in effect with respect to any taxable periods for which F&G and FNF are affiliated for U.S. federal income tax purposes until the expiration of the applicable statute of limitations.
Other Related Party Transactions
MVB Management receives a participation fee from BIS in connection with assets of F&G and its subsidiaries that are managed by BIS. BIS also receives portfolio review and consulting services from MVB Management. This agreement was amended on March 10, 2023. BIS pays MVB Management a fee of approximately 15% of certain fees paid to BIS and its affiliates pursuant to the investment management agreements with BIS and pursuant to the amendment will be reduced by 50% with respect to assets under management relating to new business of the Company and its subsidiaries generated after March 31, 2023. BilCar, LLC (an affiliate of William Foley, the Executive Chairman and a director of the Company), has waived its right to receive any portion of payments made by BIS to MVB Management in respect of such assets under management relating to new business. F&G is not a party to the agreements between BIS and MVB Management and does not pay, and is not responsible for, any fees paid to MVB Management.
Also on March 10, 2023, concurrently with the execution of the amendment discussed above, F&G entered into an agreement with BilCar to pay BilCar the fees that it would have received through MVB Management from BIS over the 10-year period ending March 31, 2033.
Review, Approval or Ratification of Transactions with Related Persons
Pursuant to our codes of ethics, a “conflict of interest” occurs when an individual’s private interest interferes or appears to interfere with our interests, and can arise when a director, officer or employee takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Anything that would present a conflict for a director, officer or employee would also likely present a conflict if it were related to a member of his or her family. Our code of ethics states that clear conflict of interest situations involving directors, executive officers and other employees who occupy supervisory positions or who have discretionary authority in dealing with any third party specified below may include the following:
•Any significant ownership interest in any supplier or customer;
•Any consulting or employment relationship with any customer, supplier or competitor; and
•Selling anything to us or buying anything from us, except on the same terms and conditions as comparable directors, officers or employees are permitted to so purchase or sell.
With respect to our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, our codes of ethics require that each such officer must:

•Discuss any material transaction or relationship that could reasonably be expected to give rise to a conflict of interest with our General Counsel;
•In the case of our Chief Financial Officer and Chief Accounting Officer, obtain the prior written approval of our General Counsel for all material transactions or relationships that could reasonably be expected to give rise to a conflict of interest; and
•In the case of our Chief Executive Officer, obtain the prior written approval of the audit committee for all material transactions that could reasonably be expected to give rise to a conflict of interest.
Under SEC rules, certain transactions in which we are or will be a participant and in which our directors, executive officers, certain shareholders and certain other related persons had or will have a direct or indirect material interest are required to be disclosed in the related person transactions section of our proxy statement. In addition to the procedures above, our audit committee reviews and approves or ratifies any such transactions that are required to be disclosed. The committee makes these decisions based on its consideration of all relevant factors. The review may be before or after the commencement of the transaction. If a transaction is reviewed and not approved or ratified, the committee may recommend a course of action to be taken.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Principal Accountant Fees and Services (Ernst & Young LLP, Des Moines, IA, PCAOB Auditor ID: 42)
The audit committee has appointed EY to audit the consolidated financial statements of the Company for the 2023 fiscal year. EY has continuously acted as our independent registered public accounting firm since 2020. Prior to the Spin-Off, no audit, audit-related, tax or other services were provided by an independent registered public accounting firm for the sole purposes of the Company. For services rendered to us during or in connection with our year ended December 31, 2022, we were billed the following fees by EY.

2022 (In thousands)
Audit Fees	$4,927
Audit-Related Fees	$0
Tax Fees.	$146
All Other Fees	$7
Audit Fees. Audit fees consisted principally of fees for the audits, registration statements and other filings related to the Company’s 2022 financial statements, and audits of the Company’s subsidiaries required for regulatory reporting purposes, including billings for out-of-pocket expenses incurred.
Audit-Related Fees. There were no Audit-related fees in 2022.
Tax Fees. Tax fees for 2022 consisted principally of fees for tax compliance, tax planning and tax advice.
All Other Fees. All other fees relate primarily to online accounting guidance services.
Approval of Accountants’ Services
In accordance with the requirements of the Sarbanes-Oxley Act of 2002, all audit and audit-related work and all non-audit work performed by EY is approved in advance by the audit committee, including the proposed fees for such work. Our pre-approval policy provides that, unless a type of service to be provided by EY has been generally pre-approved by the audit committee, it will require specific pre-approval by the audit committee. In addition, any proposed services exceeding pre-approved maximum fee amounts also require pre-approval by the audit committee. Our pre-approval policy provides that specific pre-approval authority is delegated to our audit committee chairman, provided that the estimated fee for the proposed service does not exceed a pre-approved maximum amount set by the committee. Our audit committee chairman must report any pre-approval decisions to the audit committee at its next scheduled meeting.

PART IV
ITEM 15.    EXHIBITS
All other schedules are omitted because they are not applicable or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.
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

4.8	Description of Capital Stock. (2)
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

10.4
Employment Agreement, dated as of February 6, 2019, by and between FGL Holdings and Christopher Blunt (incorporated by reference to Exhibit No. 10.4 to the Company’s Amendment No. 3 to Form 10, filed with the Commission on November 10, 2022). (1)

10.5
Employment Agreement, dated as of November 11, 2019, by and between FGL Holdings and John Fleurant (incorporated by reference to Exhibit No. 10.5 to the Company’s Amendment No. 3 to Form 10, filed with the Commission on November 10, 2022). (1)

10.6
Employment Agreement, dated November 14, 2013, by and between Fidelity & Guaranty Life Business Services, Inc. and Wendy J.B. Young (incorporated by reference to Exhibit No. 10.6 to the Company’s Amendment No. 3 to Form 10, filed with the Commission on November 10, 2022). (1)

10.7
Assignment of Employment Agreements, dated as of February 7, 2020, by and between FGL Holdings and F II Corp., and acknowledged and agreed to by Christopher Blunt, Jonathan Bayer and John Fleurant (incorporated by reference to Exhibit No. 10.7 to the Company’s Amendment No. 3 to Form 10, filed with the Commission on November 10, 2022). (1)

10.8	F&G Annuities & Life, Inc. 2022 Omnibus Incentive Plan (incorporated by reference to Exhibit No. 10.4 to the Company’s Current Report on Form 8-K, filed with the Commission on December 1, 2022). (1)
10.9	F&G Annuities & Life, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit No. 10.5 to the Company’s Current Report on Form 8-K, filed with the Commission on December 1, 2022). (1)
10.10	F&G Annuities & Life, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit No. 10.6 to the Company’s Current Report on Form 8-K, filed with the Commission on December 1, 2022). (1)
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

10.22
Amendment to the Amended and Restated Investment Management Agreements; IMA Omnibus Termination Side Letter and Existing SMA Fee Agreement, dated as of March 10, 2023, by and among F&G Annuities & Life Inc., Blackstone ISG-I Advisors L.L.C. and Fidelity National Financial, Inc. (incorporated by reference to Exhibit No. 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on March 10, 2023).

10.23
Letter regarding Blackstone Participation Fee in Respect of New Business, dated as of March 10, 2023, by and between F&G Annuities & Life Inc., and BilCar, LLC (incorporated by reference to Exhibit No. 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on March 10, 2023).

10.24
Note Purchase Agreement, dated as of December 20, 2021, between Kubera Insurance (SAC) Ltd. and F&G Annuities & Life, Inc. (incorporated by reference to Exhibit No. 10.22 to the Company’s Amendment No. 3 to Form 10, filed with the Commission on November 10, 2022).

10.25
Keepwell Agreement, dated December 17, 2020, between F&G Annuities & Life, Inc. and F&G Cayman Re Ltd. (incorporated by reference to Exhibit No. 10.23 to the Company’s Amendment No. 3 to Form 10, filed with the Commission on November 10, 2022).

10.26
Keepwell Agreement, dated December 17, 2020, between F&G Annuities & Life, Inc. and F&G Cayman Re Ltd. (incorporated by reference to Exhibit No. 10.24 to the Company’s Amendment No. 3 to Form 10, filed with the Commission on November 10, 2022).

10.27
Retention Agreement between Fidelity & Guaranty Life Business Services, Inc. and John Currier dated February 16, 2023 (incorporated by reference to Exhibit No. 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on February 21, 2023).(1)

10.28
Credit Agreement, dated as of November 22, 2022, by and among F&G Annuities & Life, Inc., a Delaware corporation, as the borrower, the guarantors party thereto, Bank of America, N.A., as administrative agent, and the financial institutions party thereto as lenders (incorporated by reference to Exhibit No. 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on November 22, 2022).

10.29
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

10.30	First Amendment to Credit Agreement, dated as of February 21, 2023, among F&G Annuities & Life, Inc. and the Guarantor parties and Lender parties signatory thereto. (2)
21.1	List of Subsidiaries (2)
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm. (2)
31.1	Certification of Chief Executive Officer, pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)
31.2	Certification of Chief Financial Officer, pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)
31.3	Certification of Chief Executive Officer, pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4	Certification of Chief Financial Officer, pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)
101 INS+	Inline XBRL Instance Document (3)
101 SCH+	XBRL Taxonomy Extension Schema Document.
101 CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.
101 LAB+	XBRL Taxonomy Extension Label Linkbase Document.
101 PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.
101 DEF+	XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document)

(1)    A management or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(b) of Form 10-K.
(2)    Previously filed or furnished, as applicable, as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 27, 2023.
(3)    The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
F&G Annuities & Life, Inc.
By:    /s/ Christopher Blunt
     Christopher Blunt
     Chief Executive Officer
Date: April 27, 2023