Form 10-Q
period 2023-03-31
F&G Annuities & Life, Inc.
filed 2023-05-09
CIK 1934850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-41490
F&G Annuities & Life, Inc.
(Exact name of registrant as specified in its charter)

Delaware	85-2487422
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

801 Grand Avenue, Suite 2600
Des Moines, Iowa 50309
(Address of principal executive offices, including zip code)
(515) 330-3340
(Registrant’s telephone number, including area code)
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001 per share	F&G	New York Stock Exchange
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
APPLICABLE ONLY TO CORPORATE ISSUERS:
The registrant had outstanding 126,379,456 shares of common stock as of April 30, 2023.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended March 31, 2023

F&G ANNUITIES & LIFE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except share data)

	March 31, 2023	December 31, 2022
	(Unaudited)	(Restated and Unaudited)
ASSETS
Investments:
Fixed maturity securities available for sale, at fair value, at March 31, 2023 and December 31, 2022, at an amortized cost of $38,226 and $35,723, respectively, net of allowance for credit losses of $16 and $31, respectively	$34,197	$31,218
Preferred securities, at fair value	691	722
Equity securities, at fair value	106	101
Derivative investments	432	244
Mortgage loans, net of allowance for credit losses of $60 and $42 at March 31, 2023 and December 31, 2022, respectively	4,984	4,554
Investments in unconsolidated affiliates	2,669	2,455
Other long-term investments	565	537
Short-term investments	776	1,556
Total investments	44,420	41,387
Cash and cash equivalents	1,584	960
Reinsurance recoverable, net of allowance for credit losses of $9 and $10 at March 31, 2023 and December 31, 2022, respectively	6,361	5,417
Goodwill	1,749	1,749
Prepaid expenses and other assets	948	941
Other intangible assets, net	3,677	3,429
Market risk benefits asset	106	117
Income taxes receivable	25	28
Deferred tax asset	544	600
Total assets	$59,414	$54,628
LIABILITIES AND EQUITY
Liabilities:
Contractholder funds	$43,379	$40,843
Future policy benefits	5,371	5,021
Market risk benefits liability	324	282
Accounts payable and accrued liabilities	1,453	1,260
Notes payable	1,572	1,114
Funds withheld for reinsurance liabilities	4,830	3,703
Total liabilities	56,929	52,223
Equity:
F&G common stock, $0.001 par value; authorized 500,000,000 shares as of March 31, 2023 and December 31, 2022; outstanding of 126,379,456 and 126,409,904 as of March 31, 2023 and December 31, 2022, respectively, and issued of 126,387,218 and 126,409,904 as of March 31, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	3,167	3,162
Retained earnings	1,866	2,061
Accumulated other comprehensive (loss) earnings	(2,548)	(2,818)
Treasury stock, at cost (7,762 shares and — shares at March 31, 2023 and December 31, 2022)	—	—
Total equity	2,485	2,405
Total liabilities and equity	$59,414	$54,628
See accompanying Notes to Condensed Consolidated Financial Statements

F&G ANNUITIES & LIFE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars and shares millions, except per share data)

	Three months ended March 31,
	2023	2022
	(Unaudited)
Revenues:
Life insurance premiums and other fees	$365	$596
Interest and investment income	519	451
Recognized gains and (losses), net	(15)	(297)
Total revenues	869	750
Benefits and expenses:
Benefits and other changes in policy reserves (Remeasurement gains (losses) (a))	812	203
Market risk benefit (gains) losses	59	70
Depreciation and amortization	90	76
Personnel costs	53	30
Other operating expenses	36	18
Interest expense	22	8
Total expenses	1,072	405
Earnings (Loss) before income taxes	(203)	345
Income tax expense (benefit)	(8)	106
Net earnings (loss)	$(195)	$239

Earnings (loss) per share
Basic
Net earnings (loss) per share, basic	$(1.56)	$2.28
Diluted
Net earnings (loss) per share, diluted	$(1.56)	$2.28

Weighted average shares outstanding F&G common stock, basic basis (b)	125	105
Weighted average shares outstanding F&G common stock, diluted basis (b)	125	105

(a)The remeasurement gains (losses) for the three months ended March 31, 2023 and March 31, 2022 were $(4) million and $(1) million, respectively.
(b)Weighted average shares outstanding for the three months ended March 31, 2022 retrospectively include the effects of the 105,000 for 1 stock split that occurred on June 24, 2022.

See accompanying Notes to Condensed Consolidated Financial Statements

F&G ANNUITIES & LIFE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In millions)

	Three months ended March 31,
	2023	2022
	(Unaudited)
Net earnings (loss)	$(195)	$239
Other comprehensive earnings:
Changes in current discount rate - future policy benefits (1)	(100)	292
Changes in instrument-specific credit risk - market risk benefits (2)	7	33
Unrealized (loss) gain on investments and other financial instruments, net of deferred income taxes (3)	321	(1,853)
Unrealized (loss) gain on foreign currency translation (4)	1	(2)
Reclassification adjustments for change in unrealized gains and losses included in net earnings (5)	41	27
Other comprehensive (loss) earnings	270	(1,503)
Comprehensive (loss) earnings	$75	$(1,264)
__________________
(1)Net of income tax (benefit) expense of $(27) million and $78 million for the three months ended March 31, 2023 and 2022, respectively.
(2)Net of income tax (benefit) expense of $2 million and $9 million for the three months ended March 31, 2023 and 2022, respectively.
(3)Net of income tax (benefit) expense of $86 million and $(372) million for the three months ended March 31, 2023 and 2022, respectively.
(4)Net of income tax (benefit) expense of $— million and $— million for the three months ended March 31, 2023 and 2022, respectively.
(5)Net of income tax (benefit) expense of $11 million and $7 million for the three months ended March 31, 2023 and 2022, respectively.
See accompanying Notes to Condensed Consolidated Financial Statements

F&G ANNUITIES & LIFE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions, except per share data)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Earnings (Loss)	Treasury Stock	Total Equity
Balance, December 31, 2021	$—	$2,750	$1,451	$833	$—	$5,034
Other comprehensive earnings - unrealized gain on investments and other financial instruments	—	—	—	(1,853)	—	(1,853)
Other comprehensive earnings - unrealized gain on foreign currency translation	—	—	—	(2)	—	(2)
Reclassification adjustments for change in unrealized gains and losses included in net earnings	—	—	—	27	—	27
Stock-based compensation	—	3	—	—	—	3
Change in instrument-specific credit risk - market risk benefits	—	—	—	33	—	33
Change in current discount rate - liability for future policy benefits	—	—	—	292	—	292
Net earnings	—	—	239	—	—	239
Balance, March 31, 2022	$—	$2,753	$1,690	$(670)	$—	$3,773

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Earnings (Loss)	Treasury Stock	Total Equity
Balance, December 31, 2022	$—	$3,162	$2,061	$(2,818)	$—	$2,405
Other comprehensive loss - unrealized loss on investments and other financial instruments	—	—	—	321	—	321
Other comprehensive earnings - unrealized gain on investments in unconsolidated affiliates	—	—	—	1	—	1
Reclassification adjustments for change in unrealized gains and losses included in net earnings	—	—	—	41	—	41
Stock-based compensation	—	5	—	—	—	5
Change in instrument-specific credit risk - market risk benefits	—	—	—	7	—	7
Change in current discount rate - future policy benefits	—	—	—	(100)	—	(100)
Net earnings	—	—	(195)	—	—	(195)
Balance, March 31, 2023	$—	$3,167	$1,866	$(2,548)	$—	$2,485
See Notes to Condensed Consolidated Financial Statements

F&G ANNUITIES & LIFE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Three months ended March 31,
	2023	2022
	(Unaudited)
Cash Flows from Operating Activities:
Net earnings (loss)	$(195)	$239
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation and amortization	90	76
(Gain) loss on sales of investments and other assets and asset impairments, net	182	(15)
Interest credited/index credits to contractholder account balances	463	(386)
Change in market risk benefits, net	59	70
Deferred policy acquisition costs and deferred sales inducements	(251)	(169)
Charges assessed to contractholders for mortality and administration	(58)	(52)
Distributions from unconsolidated affiliates, return on investment	19	17
Stock-based compensation cost	5	3
Change in NAV of limited partnerships, net	(57)	(112)
Change in valuation of derivatives, equity and preferred securities, net	(166)	312
Changes in assets and liabilities, net of effects from acquisitions:
Change in reinsurance recoverable	—	35
Change in future policy benefits	224	428
Change in funds withheld from reinsurers	1,124	181
Net change in income taxes	(13)	103
Net change in other assets and other liabilities	11	(307)
Net cash provided by (used in) operating activities	$1,437	$423
Cash Flows from Investing Activities:
Proceeds from sales, calls and maturities of investment securities	915	1,801
Additions to property and equipment and capitalized software	(6)	(11)
Purchases of investment securities	(3,900)	(3,702)
Net proceeds from (purchases of) sales and maturities of short-term investment securities	785	(15)
Additional investments in unconsolidated affiliates	(293)	(290)
Distributions from unconsolidated affiliates, return of investment	91	29
Net cash used in investing activities	$(2,408)	$(2,188)
Cash Flows from Financing Activities:
Borrowings	500	—
Debt issuance costs	(10)	—
Net revolving credit facility (repayments) borrowings	(35)	—
Dividends paid	(25)	—
Contractholder account deposits	2,115	2,123
Contractholder account withdrawals	(950)	(723)
Net cash provided by (used in) financing activities	$1,595	$1,400
Net increase (decrease) in cash and cash equivalents	624	(365)
Cash and cash equivalents at beginning of period	960	1,533
Cash and cash equivalents at end of period	$1,584	$1,168
See Notes to Condensed Consolidated Financial Statements

F&G ANNUITIES & LIFE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note A — Basis of Financial Statements
The financial information in this report presented for interim periods is unaudited and includes the accounts of F&G Annuities & Life, Inc. (“FGAL”) and its subsidiaries (collectively, “we”, “us”, “our”, the "Company" or “F&G”) prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All adjustments made were of a normal, recurring nature. This report should be read in conjunction with our Annual Report on Form 10-K (our “Annual Report”) for the year ended December 31, 2022.
Description of the Business
F&G is a majority-owned subsidiary of Fidelity National Financial, Inc. (NYSE:FNF)("FNF"). We provide insurance solutions and market a broad portfolio of annuity and life insurance products, including deferred annuities (fixed indexed annuities (“FIA”) and fixed rate annuities including multi-year guarantee annuities (“MYGAs”)), immediate annuities, and indexed universal life ("IUL") insurance, through our retail distribution channels. We also provide funding agreements and pension risk transfer ("PRT") solutions through our institutional channels. F&G has one reporting segment, which is consistent with and reflects the manner by which our chief operating decision maker views and manages the business. For certain disclosures within this Quarterly Report on Form 10-Q, we have elected to aggregate business based on the applicable product type, the manner in which information is regularly reviewed by management and the nature of disclosures that exist outside the Company’s GAAP financial statements.
Recent Developments
Adoption of Accounting Standards Update (“ASU”) 2018-12, Financial Services-Insurance (Topic 944), Targeted Improvements to the Accounting for Long-Duration Contracts (“ASU 2018-12”)

F&G adopted ASU 2018-12 on January 1, 2023, with a transition date of January 1, 2021, or the beginning of the earliest period that will be presented in the annual December 31, 2023 Consolidated Financial Statements. We elected to adopt ASU 2018-12 using the full retrospective transition method and balances for liability for future policy benefits (“FPB”), deferred acquisition costs ("DAC”) and balances amortized on a basis consistent with DAC (value of business acquired ("VOBA”), deferred sales inducements (“DSI”), and unearned revenue liabilities (“URL”), and market risk benefits (“MRBs”) were adjusted to conform to ASU 2018-12 starting as of the FNF acquisition date, June 1, 2020 (the “FNF Acquisition Date”). The 2022 and 2021 financial information contained herein have been adjusted for our full retrospective adoption of this update. For more information, refer to Recent Accounting Pronouncements and Updates to Summary of significant accounting policies below and Note F —Intangibles, Note G - Market Risk Benefits, Note H - Income Taxes, Note I — Contractholder Funds, Note J — Future Policy Benefits, Note K - Accounts Payable and Accrued Liabilities, and Note P — ASU 2018-12 Transition.
Share Repurchase Program
On March 21, 2023, F&G’s Board of Directors approved a new three-year stock repurchase program, effective March 21, 2023, under which the Company may repurchase up to $25 million of FG common stock. The Company believes its shares are undervalued and the share repurchase program is an efficient means of returning cash to shareholders. Purchases may be made from time to time by the Company in the open market at prevailing market prices or in privately negotiated transactions through March 21, 2026 and all purchases are currently planned to be held as Treasury Stock.
Syncis Investment
On January 30, 2023, F&G purchased 49% minority ownership in Syncis Holdings, LLC (“Syncis”). Syncis is an approximately 1,200 agent Network Marketing Group (“NMG”) that focuses on cultural markets including Korean, African-American and Persian. We have elected the fair value option (“FVO”) to account for this investment and have included it in Investments in unconsolidated affiliates on the accompanying unaudited Condensed Consolidated Balance Sheets. For the three months ended March 31, 2023, we paid approximately $9 million in commissions to Syncis, with the expense included in Other operating expenses on the accompanying unaudited Condensed Consolidated Statements of Operations.
7.40% F&G Senior Notes
On January 13, 2023, F&G completed its issuance and sale of $500 million aggregate principal amount of its 7.40% Senior Notes due 2028 (the "7.40% F&G Notes"). F&G intends to use the net proceeds from the offering for general corporate purposes, including to support the growth of assets under management and for F&G's future liquidity requirements.
Revolving Credit Facility
On November 22, 2022, F&G entered into a Credit Agreement (the “Credit Agreement”) with certain lenders (the “Lenders”) and Bank of America, N.A. as administrative agent (in such capacity, the “Administrative Agent”), swing line lender and an issuing bank, pursuant to which the Lenders have made available an unsecured revolving credit facility in an aggregate principal amount of $550 million to be used for working capital and general corporate purposes. As of December 31, 2022, the revolving credit facility was fully drawn with $550 million outstanding. A net partial revolver paydown of $35 million was made during the three months ended March 31, 2023 and, on February 21, 2023, we entered into an amendment with the Lenders to increase the available aggregate principal amount of the Credit Agreement by $115 million to $665 million. As of March 31, 2023, we had $515 million drawn on the revolving credit facility with $150 million of remaining borrowing availability.
Earnings Per Share
Basic earnings per share, as presented on the unaudited Condensed Consolidated Statements of Operations, is computed by dividing net earnings available to common shareholders in a given period by the weighted average number of common shares outstanding during such period. In periods when earnings are positive, diluted earnings per share is calculated by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding plus assumed conversions of potentially dilutive securities. For periods when we recognize a net loss, diluted loss per share is equal to basic loss per share as the impact of assumed conversions of potentially dilutive securities is considered to be antidilutive.
Recent Accounting Pronouncements
Adopted Pronouncements
In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-12, as clarified and amended by ASU 2019-09, Financial Services-Insurance: Effective Date and ASU 2020-11, Financial Services-Insurance: Effective Date and Early Application, effective for fiscal years beginning after December 15, 2022 including interim periods within those fiscal years. This update introduced the following requirements: assumptions used to measure cash flows for traditional and limited-payment contracts must be reviewed at least annually with the effect of changes in those assumptions being recognized in the statement of operations; the discount rate applied to measure the liability for future policy benefits and limited-payment contracts must be updated at each reporting date with the effect of changes in the rate being recognized in accumulated other comprehensive income (loss) (“AOCI”); MRB associated with deposit contracts must be measured at fair value, with the effect of the change in the fair value recognized in earnings, except for the change attributable to instrument-specific credit risk which is recognized in AOCI; deferred acquisition costs are no longer required to be amortized in proportion to premiums, gross profits, or gross margins; instead, those balances must be amortized on a constant level basis over the expected term of the related contracts; deferred acquisition costs must be written off for unexpected contract terminations; and disaggregated roll forwards of beginning to ending balances of the liability for future policy benefits, policyholder account balances, MRBs, separate account liabilities and deferred acquisition costs, as well as information about significant inputs, judgments, assumptions, and methods used in measurement are required to be disclosed. We adopted this standard, which required the new guidance be applied as of the beginning of the earliest period that will be presented in our annual December 31, 2023 Consolidated Financial Statements or January 1, 2021, referred to as the transition date, and elected the full retrospective transition method. As a result of adoption, the Company recorded a cumulative-effect adjustment, which increased opening 2021 retained earnings by $73 million, net of tax.

In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. The amendments in this update defer the sunset provision within Topic 848 that provides a temporary, optional expedient and exception for contracts affected by reference rate reform by not applying certain modification accounting requirements and instead accounting for the modified contract as a continuation of the existing contract. This guidance eases the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting through December 31, 2024. We adopted this standard upon issuance and this standard had no impact on our Consolidated Financial Statements and related disclosures to date.
Updates to Summary of significant accounting policies
Since our Annual Report on Form 10-K for the year ended December 31, 2022, as a result of our adoption of ASU 2018-12, we have updated certain of the following significant accounting policies, which have been followed in preparing the accompanying Condensed Consolidated Financial Statements:
Investments
Fixed Maturity Securities Available-for-Sale
Fixed maturity securities are purchased to support our investment strategies, which are developed based on factors including rate of return, maturity, credit risk, duration, tax considerations and regulatory requirements. Our investments in fixed maturity securities have been designated as available-for-sale ("AFS") and are carried at fair value, net of allowance for expected credit losses, with unrealized gains and losses included within AOCI, net of deferred income taxes. Fair values for fixed maturity securities are principally a function of current market conditions and are primarily valued based on quoted prices in markets that are not active or model inputs that are observable or unobservable. We recognize investment income on fixed maturities based on the effective interest method, which results in the recognition of a constant rate of return on the investment equal to the prevailing rate at the time of purchase or at the time of subsequent adjustments of book value. Realized gains and losses on sales of our fixed maturity securities are determined on the first-in first-out cost basis. We generally record security transactions on a trade date basis except for private placements, which are recorded on a settlement date basis. Realized gains and losses on sales of fixed maturity securities are reported within Recognized gains and (losses), net in the accompanying unaudited Condensed Consolidated Statements of Operations. Fixed maturity securities AFS are subject to an allowance for credit loss and changes in the allowance are reported in net earnings as a component of Recognized gains and (losses), net. For details on our policy around allowance for expected credit losses on available-for-sale securities, refer to Note C - Investments.
VOBA, DAC, DSI and URL
Our intangible assets include the value of insurance and reinsurance contracts acquired (hereafter referred to as VOBA), DAC and DSI.
VOBA is an intangible asset that reflects the amount recorded as insurance contract liabilities less the estimated fair value of in-force contracts (“VIF”) in a life insurance company acquisition. It represents the portion of the purchase price that is allocated to the value of the rights to receive future cash flows from the business in force at the acquisition date. VOBA is a function of the VIF, current GAAP reserves, GAAP assets, and deferred tax liability. The VIF is determined by the present value of statutory distributable earnings less opening required capital. DAC consists principally of commissions and other acquisition costs that are related directly to the successful sale of new or renewal insurance contracts. Indirect or unsuccessful acquisition costs, maintenance, product development and overhead expenses are charged to expense as incurred. DSI represents up front bonus credits and persistency or vesting bonuses credited to policyholder account balances.

VOBA, DAC, and DSI are amortized on a constant level basis for the grouped contracts over the expected term of the related contracts to approximate straight-line amortization. Contracts are grouped by product type and feature and issue year into cohorts consistent with the grouping used in estimating the associated liability, where applicable. The constant level amortization bases of VOBA, DAC and DSI varies by product type. For universal life and IUL insurance products, the constant level basis used is face amount in force. For deferred annuities (FIA and fixed rate annuities), the constant level basis used is initial premium deposit for DAC and DSI and vested account value as of the acquisition date for VOBA. For immediate annuity contracts, the VOBA balance is amortized in alignment with the Company’s accounting policy of amortizing the deferred profit liability (“DPL”). All amortization bases are adjusted by full lapses, which includes deaths, full surrenders, annuitizations and maturities, where applicable.
The constant level bases used for amortization are projected using mortality and lapse assumptions that are based on Company’s experience, industry data, and other factors and are consistent with those used for the FPB, where applicable. If those projected assumptions change in future periods, they will be reflected in the cohort level amortization basis at that time. Unexpected contract terminations, due to higher mortality and/or lapse experience than expected, are recognized in the current period as a reduction of the capitalized balances. All balances are reduced for actual experience in excess of expected experience with changes in future estimates recognized prospectively over the remaining expected grouped contract term. The impact of changes in projected assumptions and the impact of actual experience that is different from expectations both impact the amortization of these intangible assets, which is reported within Depreciation and amortization in the accompanying unaudited Condensed Consolidated Statements of Operations.
Some of our IUL policies require payment of fees or other policyholder assessments in advance for services that will be rendered over the estimated lives of the policies or contracts. These payments are established as URL upon receipt and included in Accounts payable and other accrued liabilities in the Condensed Consolidated Balance Sheets. URL is amortized like DAC over the estimated lives of these policies.
Contractholder Funds
Contractholder funds include deferred annuities (FIAs and fixed rate annuities), IULs, funding agreements and non-life contingent (“NLC”) immediate annuities (which includes NLC PRT annuities). The liabilities for contractholder funds for fixed rate annuities, funding agreements and NLC immediate annuities (which includes NLC PRT annuities) consist of contract account balances that accrue to the benefit of the contractholders. The liabilities for FIA and IUL policies consist of the value of the host contract plus the fair value of the indexed crediting feature of the policy, which is accounted for as an embedded derivative. The embedded derivative liability is carried at fair value in Contractholder funds in the accompanying Condensed Consolidated Balance Sheets with changes in fair value reported in Benefits and other changes in policy reserves in the accompanying unaudited Condensed Consolidated Statements of Operations. See a description of the fair value methodology used in Note B - Fair Value of Financial Instruments.
Future Policy Benefits
The FPB is determined as the present value of future policy benefits and related claims expenses to be paid to or on behalf of the policyholder less the present value of future net premiums to be collected from policyholders. The FPB for traditional life policies and life-contingent immediate annuity policies (which includes life-contingent PRT annuities) are estimated using current assumptions that include discount rate, mortality and surrender/lapse terminations for traditional life insurance policies only, and expenses. The expense assumption is locked-in at contract issuance and not subsequently reviewed or updated. The initial assumptions are based on generally accepted actuarial methods and a combination of internal and industry experience. Policies are terminated through surrenders, lapses and maturities, where surrenders represent the voluntary terminations of policies by policyholders, lapses represent cancellations by us due to nonpayment of premiums, and maturities are determined by policy contract terms. Surrender assumptions are based upon policyholder behavior experience adjusted for expected future conditions.

For traditional life policies and life-contingent immediate annuity policies, contracts are grouped into cohorts by product type, legal entity, and issue year, or acquisition year for cohorts established as of the FNF Acquisition Date. Life-contingent PRT annuities are grouped into cohorts by deal and legal entity. At contract inception, a net premium ratio (“NPR”) is determined, which is calculated based on discounted future cash flows projected using best estimate assumptions and is capped at 100%, as net premiums cannot exceed gross premiums. Cohorts with NPRs less than 100% are not used to offset cohorts with NPRs greater than 100%.
The NPR is adjusted for changes in cash flow assumptions and for differences between actual and expected experience. We assess the appropriateness of all future cash flow assumptions, excluding the expense assumption, on a quarterly basis and perform an in-depth review of future cash flow assumptions in the third quarter of each year. Updates are made when evidence suggests a revision is necessary. Updates for actual experience, which includes actual cash flows and insurance in-force, are performed on a quarterly basis. These updated cash flows are used to calculate a revised NPR, which is used to derive an updated liability as of the beginning of the current reporting period, discounted at the original contract issuance date. The updated liability is compared with the carrying amount of the liability as of that same date before the revised NPR. The difference between these amounts is the remeasurement gain or loss, presented parenthetically within Benefits and other changes in policy reserves in the accompanying unaudited Condensed Consolidated Statements of Operations. In subsequent periods, the revised NPR, which is capped at 100%, is used to measure the FPB, subject to future revisions. If the NPR is greater than 100%, and therefore capped at 100%, the liability is increased and expensed immediately to reflect the amount necessary for net premiums to equal gross premiums. As the liability assumptions are reviewed and updated, if deemed necessary, at least annually, if conditions improve whereby the contracts are no longer expected to have net premiums in excess of gross premiums, the improvements would be captured in the remeasurement process and reflected in the accompanying unaudited Condensed Consolidated Statements of Operations in the period of improvement.
For traditional life policies and life-contingent immediate annuity policies (which includes life-contingent PRT annuities), the discount rate assumption is an equivalent single rate that is derived based on A-credit-rated fixed-income instruments with similar duration to the liability. We selected fixed-income instruments that have been A-rated by Bloomberg. In order to reflect the duration characteristics of the liability, we will use an implied forward yield curve and linear interpolation will be used for durations that have limited or no market observable points on the curve. The discount rate assumption is updated quarterly and used to remeasure the liability at the reporting date, with the resulting change reflected in the accompanying unaudited Condensed Consolidated Statements of Comprehensive Earnings.
Deferred Profit Liability
For life-contingent immediate annuity policies (which includes life-contingent PRT annuities), gross premiums received in excess of net premiums are deferred at initial recognition as a DPL. Gross premiums are measured using assumptions consistent with those used in the measurement of the related liability for future policy benefits, including discount rate, mortality, and expenses.
The DPL is amortized and recognized as premium revenue with the amount of expected future benefit payments, discounted using the same discount rate determined and locked-in at contract issuance that is used in the measurement of the related FPB. Interest is accreted on the balance of the DPL using this same discount rate. We periodically review and update our estimates of using the actual historical experience and updated cash flows for the DPL at the same time as the estimates of cash flows for the FPB. When cash flows are updated, the updated estimates are used to recalculate the initial DPL at contract issuance. The recalculated DPL as of the beginning of the current reporting period is compared to the carrying amount of the DPL as of the beginning of the current reporting period, with any differences recognized as a remeasurement gain or loss, presented parenthetically within Benefits and other changes in policy reserves in the accompanying unaudited Condensed Consolidated Statements of Operations. The DPL is recorded as a component of the Future policy benefits in the accompanying Condensed Consolidated Balance Sheets.

Market Risk Benefits
MRBs are contracts or contract features that both provide protection to the contract holder from other-than-nominal capital market risk (equity, interest rate and foreign exchange risk) and expose the Company to other-than-nominal capital market risk. MRBs include certain contract features primarily on FIA products that provide minimum guarantees to policyholders, such as guaranteed minimum death benefit (“GMDB”) and guaranteed minimum withdrawal benefit (“GMWB”) riders.
MRBs are measured at fair value using an attributed fee measurement approach where attributed fees are explicit rider charges collectible from the policyholder used to cover the excess benefits, which represent expected benefits in excess of the policyholder’s account value. At contract inception, an attributed fee ratio is calculated equal to rider charges over benefits paid in excess of the account value attributable to the MRB. The attributed fee ratio remains static over the life of the MRB and is capped at 100%. Each period subsequent to contract inception, the attributed fee ratio is used to calculate the fair value of the MRB using a risk neutral valuation method and is based on current net amounts at risk, market data, internal and industry experience, and other factors. The balances are computed using assumptions including mortality, full and partial surrender, GMWB utilization, risk-free rates including non-performance spread and risk margin, market value of options and economic scenarios. Policyholder behavior assumptions are reviewed at least annually, typically in the third quarter, for any revisions. MRBs can either be in an asset or liability position and are presented separately on the Condensed Consolidated Balance Sheets as the right of setoff criteria are not met. Changes in fair value are recognized in Market risk benefits gain (losses) in the unaudited Condensed Consolidated Statements of Operations, except for the change in fair value due to a change in the instrument-specific credit risk, which is recognized in the Condensed Consolidated Statements of Comprehensive Earnings. See a description of the fair value methodology used in Note B - Fair Value of Financial Instruments and Note G - Market Risk Benefits.
Benefits and Other Changes in Policy Reserves
Benefit expenses for deferred annuities (FIAs and fixed rate annuities), IUL policies and funding agreements include interest credited, fixed interest and/or indexed (specific to FIA and IUL policies), to contractholder account balances. Benefit claims in excess of contract account balances, net of reinsurance recoveries, are charged to expense in the period that they are earned by the policyholder based on their selected strategy or strategies. Other changes in policy reserves include the change in the fair value of the FIA embedded derivative.
Other changes in policy reserves also include the change in reserves for life insurance products. For traditional life and life-contingent immediate annuities (which includes PRT annuities with life contingencies), policy benefit claims are charged to expense in the period that the claims are incurred, net of reinsurance recoveries. Remeasurement gains or losses on the related FPB and DPL balances are presented parenthetically within Benefits and other changes in policy reserves in the accompanying unaudited Condensed Consolidated Statements of Operations.

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
NAV – Certain equity investments are measured using net asset value (“NAV”) as a practical expedient in determining fair value. In addition, our unconsolidated affiliates (primarily limited partnerships) are primarily accounted for using the equity method of accounting with fair value determined using NAV as a practical expedient. Our carrying value reflects our pro rata ownership percentage as indicated by NAV in the limited partnership financial statements, which we may adjust if we determine NAV is not calculated consistent with investment company fair value principles. The underlying investments of the limited partnerships may have significant unobservable inputs, which may include, but are not limited to, comparable multiples and weighted average cost of capital rates applied in valuation models or a discounted cash flow model. Additionally, management meets quarterly with the general partner to determine whether any credit or other market events have occurred since prior quarter financial statements to ensure any material events are properly included in current quarter valuation and investment income.
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

The carrying amounts and estimated fair values of our financial instruments for which the disclosure of fair values is required, including financial assets and liabilities measured and carried at fair value on a recurring basis, was summarized according to the hierarchy previously described, as follows (in millions):

	March 31, 2023
	Level 1	Level 2	Level 3	NAV	Fair Value	Carrying Amount
Assets
Cash and cash equivalents	$1,584	$—	$—	$—	$1,584	$1,584
Fixed maturity securities available-for-sale:
Asset-backed securities	—	5,592	6,300	—	11,892	11,892
Commercial mortgage-backed securities	—	3,643	29	—	3,672	3,672
Corporates	—	12,859	1,532	—	14,391	14,391
Hybrids	97	657	—	—	754	754
Municipals	—	1,549	32	—	1,581	1,581
Residential mortgage-backed securities	—	1,652	12	—	1,664	1,664
U.S. Government	71	—	—	—	71	71
Foreign Governments	—	156	16	—	172	172
Preferred securities	220	471	—	—	691	691
Equity securities	64	—	—	42	106	106
Derivative investments	—	432	—	—	432	432
Investment in unconsolidated affiliates	—	—	107	—	107	107
Short term investments	745	8	23	—	776	776
Reinsurance related embedded derivative, included in other assets	—	260	—	—	260	260
Other long-term investments	—	—	48	—	48	48
Market risk benefits asset	—	—	106	—	106	106
Total financial assets at fair value	$2,781	$27,279	$8,205	$42	$38,307	$38,307
Liabilities
Derivatives:
FIA/IUL embedded derivatives, included in contractholder funds	—	—	3,569	—	3,569	3,569
Market risk benefits liability	—	—	324	—	324	324
Total financial liabilities at fair value	$—	$—	$3,893	$—	$3,893	$3,893

	December 31, 2022
	Level 1	Level 2	Level 3	NAV	Fair Value	Carrying Amount
Assets
Cash and cash equivalents	$960	$—	$—	$—	$960	$960
Fixed maturity securities available-for-sale:
Asset-backed securities	—	5,204	6,263	—	11,467	11,467
Commercial mortgage-backed securities	—	2,999	37	—	3,036	3,036
Corporates	—	11,472	1,427	—	12,899	12,899
Hybrids	93	612	—	—	705	705
Municipals	—	1,381	29	—	1,410	1,410
Residential mortgage-backed securities	—	1,219	302	—	1,521	1,521
U.S. Government	32	—	—	—	32	32
Foreign Governments	—	132	16	—	148	148
Preferred securities	248	474	—	—	722	722
Equity securities	54	—	—	47	101	101
Derivative investments	—	244	—	—	244	244
Investment in unconsolidated affiliates	—	—	23	—	23	23
Short term investments	1,556	—	—	—	1,556	1,556
Reinsurance related embedded derivative, included in other assets	—	279	—	—	279	279
Other long-term investments	—	—	48	—	48	48
Market risk benefits asset	—	—	117	—	117	117
Total financial assets at fair value	$2,943	$24,016	$8,262	$47	$35,268	$35,268
Liabilities
Derivatives:
FIA/IUL embedded derivatives, included in contractholder funds	—	—	3,115	—	3,115	3,115
Market risk benefits liability	—	—	282	—	282	282
Total financial liabilities at fair value	$—	$—	$3,397	$—	$3,397	$3,397
Valuation Methodologies
Cash and Cash Equivalents
The carrying amounts reported in the Condensed Consolidated Balance Sheets for these instruments approximate fair value.
Fixed Maturity, Preferred and Equity Securities
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
We analyze the third-party valuation methodologies and related inputs to perform assessments to determine the appropriate level within the fair value hierarchy. However, we did not adjust prices received from third parties as of March 31, 2023 or December 31, 2022.
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
The fair value measurement of the FIA/IUL embedded derivatives included in contractholder funds is determined through a combination of market observable information and significant unobservable inputs using the option budget method. The market observable inputs are the market value of option and treasury rates. The significant unobservable inputs are the budgeted option cost (i.e., the expected cost to purchase call options in future periods to fund the equity indexed linked feature), surrender rates, mortality multiplier and non-performance spread. The mortality multiplier at March 31, 2023 and December 31, 2022 was applied to the 2012 Individual Annuity mortality tables. Increases or decreases in the market value of an option in isolation would result in a higher or lower, respectively, fair value measurement. Increases or decreases in treasury rates, mortality multiplier, surrender rates, or non-performance spread in isolation would result in a lower or higher fair value measurement, respectively. Generally, a change in any one unobservable input would not directly result in a change in any other unobservable input.
The fair value of the reinsurance-related embedded derivatives in the funds withheld reinsurance agreements with Somerset Reinsurance Ltd. (“Somerset”), a certified third party reinsurer, and ASPIDA Life Re Ltd (“Aspida Re”) are estimated based upon the fair value of the assets supporting the funds withheld from reinsurance liabilities. The fair value of the assets is based on a quoted market price of similar assets (Level 2), and therefore the fair value of the embedded derivative is based on market-observable inputs and classified as Level 2. See Note E - Reinsurance for further discussion on F&G reinsurance agreements.
Investments in Unconsolidated affiliates
The fair value of our investments in unconsolidated affiliates is determined using a multiple of the affiliates’ EBITDA, which is derived from market analysis of transactions involving comparable companies. The EBITDA used in this calculation is based on the affiliates’ financial information.

Short-term Investments
The carrying amounts reported in the Condensed Consolidated Balance Sheets for these instruments approximate fair value.
Other Long-term Investments
We hold a fund-linked note, which provides for an additional payment at maturity based on the value of an embedded derivative based on the actual return of a dedicated return fund. Fair value of the embedded derivative is based on an unobservable input, the NAV of the fund at the balance sheet date. The embedded derivative is similar to a call option on the net asset value of the fund with a strike price of zero since we will not be required to make any additional payments at maturity of the fund-linked note in order to receive the NAV of the fund on the maturity date. A Black-Scholes model determines the NAV of the fund as the fair value of the call option regardless of the values used for the other inputs to the option pricing model.  The NAV of the fund is provided by the fund manager at the end of each calendar month and represents the value an investor would receive if it withdrew its investment on the balance sheet date. Therefore, the key unobservable input used in the Black-Scholes model is the value of the fund. As the value of the fund increases or decreases, the fair value of the embedded derivative will increase or decrease. See further discussion on the available-for-sale embedded derivative in Note L - Derivative Financial Instruments.
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
Market Risk Benefits
MRBs are measured at fair value using an attributed fee measurement approach where attributed fees are explicit rider charges collectible from the policyholder used to cover the excess benefits. The fair value is calculated using a risk neutral valuation method and is based on current net amounts at risk, market data, internal and industry experience, and other factors. The balances are computed using assumptions including mortality, full and partial surrender, rider benefit utilization, risk-free rates including non-performance spread and risk margin, market value of options and economic scenarios. Policyholder behavior assumptions are reviewed at least annually, typically in the third quarter, for any revisions. See further discussion on MRBs in Note G - Market Risk Benefits.
Quantitative information regarding significant unobservable inputs used for recurring Level 3 fair value measurements of financial instruments carried at fair value as of March 31, 2023 and December 31, 2022 are as follows (in millions):

		Valuation Technique	Unobservable Input(s)	Range (Weighted average)
	Fair Value at
	March 31, 2023			March 31, 2023
Assets
Asset-backed securities	$6,019	Broker-quoted	Offered quotes	54.20% - 187.27% (93.86%)
Asset-backed securities	281	Third-Party Valuation	Offered quotes	39.43% - 102.60% (62.83%)
Commercial mortgage-backed securities	12	Broker-quoted	Offered quotes	95.34% - 101.25% (99.34%)
Commercial mortgage-backed securities	17	Third-Party Valuation	Offered quotes	73.36% - 88.60% (82.26%)
Corporates	682	Broker-quoted	Offered quotes	80.24% - 104.74% (95.90%)
Corporates	850	Third-Party Valuation	Offered quotes	0.00% - 105.32% (90.85%)
Municipals	32	Third-Party Valuation	Offered quotes	104.38% - 104.38% (104.38%)

		Valuation Technique	Unobservable Input(s)	Range (Weighted average)
	Fair Value at
	March 31, 2023			March 31, 2023
Residential mortgage-backed securities	8	Broker-quoted	Offered quotes	0.00% - 98.38% (98.18%)
Residential mortgage-backed securities	4	Third-Party Valuation	Offered quotes	94.93%-94.93% (94.93%)
Foreign governments	16	Third-Party Valuation	Offered quotes	99.20% - 99.44% (99.28%)
Investment in unconsolidated affiliates	107	Market Comparable Company Analysis	EBITDA multiple	5x-14x (12.1x)
Short term investments	23	Broker-quoted	Offered quotes	100.00% - 100.00% (100.00%)
Other long-term investments:
Available-for-sale embedded derivative	25	Black Scholes model	Market value of fund	100%
Secured borrowing receivable	10	Broker-quoted	Offered quotes	100.00% - 100.00% (100.00%)
Credit Linked Note	13	Broker-quoted	Offered quotes	96.23%
Market risk benefits asset	106	Discounted Cash Flow	Mortality	100.00% - 100.00% (100.00%)
			Surrender rates	0.25% - 10.00% (5.03%)
			Partial withdrawal rates	2.00% - 21.74% (2.49%)
			Non-performance spread	0.48% - 1.42% (1.31%)
			GMWB utilization	50.00% - 60.00% (50.89%)
Total financial assets at fair value	$8,205
Liabilities
Derivatives:
FIA/IUL embedded derivatives, included in contractholder funds	$3,569	Discounted cash flow	Market value of option	0.00% - 28.31% (1.54%)
			Swap rates	3.48% - 4.97% (4.23%)
			Mortality multiplier	100.00% - 100.00% (100.00%)
			Surrender rates	0.25% - 70.00% (6.57%)
			Partial withdrawals	2.00% - 32.26% (2.74%)
			Non-performance spread	0.48% - 1.42% (1.31%)
			Option cost	0.07% - 5.67% (2.11%)
Market risk benefits liability	324	Discounted cash flow	Mortality	100.00% - 100.00% (100.00%)
			Surrender rates	0.25% - 10.00% (5.03%)
			Partial withdrawal rates	2.00% - 21.74% (2.49%)
			Non-performance spread	0.48% - 1.42% (1.31%)
			GMWB utilization	50.00% - 60.00% (50.89%)
Total financial liabilities at fair value	$3,893

		Valuation Technique	Unobservable Input(s)	Range (Weighted average)
	Fair Value at
	December 31, 2022			December 31, 2022
Assets
Asset-backed securities	$5,916	Broker-quoted	Offered quotes	52.85% - 117.17% 94.18%
Asset-backed securities	347	Third-Party Valuation	Offered quotes	41.43% - 210.50% 67.99%
Commercial mortgage-backed securities	20	Broker-quoted	Offered quotes	109.02% - 109.02% 109.02%
Commercial mortgage-backed securities	17	Third-Party Valuation	Offered quotes	74.66% - 88.48% 82.74%
Corporates	602	Broker-quoted	Offered quotes	79.16% - 102.53% 94.16%
Corporates	825	Third-Party Valuation	Offered quotes	0.00% - 104.96% 89.69%
Municipals	29	Third-Party Valuation	Offered quotes	93.95% - 93.95% 93.95%
Residential mortgage-backed securities	302	Broker-quoted	Offered quotes	—% - 91.04% (86.38%)
Foreign governments	16	Third-Party Valuation	Offered quotes	99.78% - 102.29%% (100.56)%
Investment in unconsolidated affiliates	23	Market Comparable Company Analysis	EBITDA multiple	5x-5.5x
Other long-term investments:
Available-for-sale embedded derivative	23	Black Scholes model	Market value of fund	100.00%
Secured borrowing receivable	10	Broker-quoted	Offered quotes	100.00% - 100.00% (100.00%)
Credit linked note	15	Broker-quoted	Offered quotes	96.23%
Market risk benefits asset	117	Discounted cash flow	Mortality	100.00% - 100.00% (100.00%)
			Surrender rates	0.25% - 10.00% (4.69%)
			Partial withdrawal rates	2.00% - 21.74% (2.49%)
			Non-performance spread	0.48% - 1.44% (1.30%)
			GMWB utilization	50.00% - 60.00% (50.94%)
Total financial assets at fair value	$8,262
Liabilities
Derivatives:
FIA/ IUL embedded derivatives, included in contractholder funds	$3,115	Discounted cash flow	Market value of option	0.00% - 23.90% (0.87%)
			Swap rates	3.88% - 4.73% (4.31%)
			Mortality multiplier	100.00% - 100.00% (100.00%)
			Surrender rates	0.25% - 70.00% (6.57%)
			Partial withdrawals	2.00% - 29.41% (2.73%)
			Non-performance spread	0.48% - 1.44% (1.30%)
			Option cost	0.07% - 4.97% (1.89%)

		Valuation Technique	Unobservable Input(s)	Range (Weighted average)
Fair Value at
	December 31, 2022			December 31, 2022
Market risk benefits liability	282	Discounted cash flow	Mortality	100.00% - 100.00% (100.00%)
			Surrender rates	0.25% - 10.00% (4.69%)
			Partial withdrawal rates	2.00% - 21.74% (2.49%)
			Non-performance spread	0.48% - 1.44% (1.30%)
			GMWB utilization	50.00% - 60.00% (50.94%)
Total financial liabilities at fair value	$3,397

The following tables summarize changes to the Company’s financial instruments carried at fair value and classified within Level 3 of the fair value hierarchy for the three months ended March 31, 2023 and March 31, 2022 (in millions). The gains and losses below may include changes in fair value due in part to observable inputs that are a component of the valuation methodology.

	Three months ended March 31, 2023
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period	Change in Unrealized Gains (Losses) Incl in OCI
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities available-for-sale:
Asset-backed securities	$6,263	$(8)	$18	$416	$(83)	$(235)	$(71)	$6,300	$18
Commercial mortgage-backed securities	37	—	1	12	—	—	(21)	29	1
Corporates	1,427	(1)	(23)	134	—	(5)	—	1,532	(23)
Hybrids	—	—	—	—	—	—	—	—	—
Municipals	29	—	3	—	—	—	—	32	3
Residential mortgage-backed securities	302	1	8	8	—	(8)	(299)	12	8
Foreign governments	16	—	—	—	—	—	—	16	—
Investment in unconsolidated affiliates	23	—	—	84	—	—	—	107	—
Short-term	—	—	—	23	—	—	—	23	—
Other long-term investments:
Available-for-sale embedded derivative	23	—	2	—	—	—	—	25	2
Credit linked note	15	—	—	—	—	(2)	—	13	—
Secured borrowing receivable	10	—	—	—	—	—	—	10	—
Subtotal assets at Level 3 fair value	$8,145	$(8)	$9	$677	$(83)	$(250)	$(391)	$8,099	$9
Market risk benefits asset (b)	117							106
Total assets at Level 3 fair value	$8,262							$8,205
Liabilities
FIA/ IUL embedded derivatives, included in contractholder funds	3,115	385	—	96	—	(27)	—	3,569	—
Subtotal liabilities at Level 3 fair value	$3,115	$385	$—	$96	$—	$(27)	$—	$3,569	$—
Market risk benefits liability (b)	282							324
Total liabilities at Level 3 fair value	$3,397							$3,893
(a) The net transfers out of Level 3 during the three months ended March 31, 2023 were exclusively to Level 2.
(b) Refer to Note G - Market Risk Benefits for roll forward activity of the net Market Risk Asset and Liability.

	Three months ended March 31, 2022
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period	Change in Unrealized Included in OCI
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities available-for-sale:
Asset-backed securities	$3,959	$—	$(130)	$400	$—	$(152)	$84	$4,161	$(138)
Commercial mortgage-backed securities	35	—	(2)	—	—	—	7	40	(2)
Corporates	1,121	—	(73)	78	—	(26)	26	1,126	(73)
Municipals	43	—	(6)	—	—	—	—	37	(5)
Foreign Governments	18	—	(1)	—	—	—	—	17	(1)
Investment in unconsolidated affiliates	21	—	—	—	—	—	—	21	—
Short-term	321	—	(1)	20	—	—	(321)	19	(1)
Preferred securities	1	—	(1)	—	—	—	—	—	(1)
Other long-term investments:
Available-for-sale embedded derivative	34	(4)	—	—	—	—	—	30	—
Credit linked note	23	—	(3)	—	—	(1)	—	19	—
Subtotal assets at Level 3 fair value	$5,576	$(4)	$(217)	$498	$—	$(179)	$(204)	$5,470	$(221)
Market risk benefits asset (b)	41							29
Total assets at Level 3 fair value	$5,617							$5,499
Liabilities
FIA/IUL embedded derivatives, included in contractholder funds	3,883	(584)	—	126	—	(30)	—	3,395	—
Subtotal liabilities at Level 3 fair value	$3,883	$(584)	$—	$126	$—	$(30)	$—	$3,395	$—
Market risk benefits liability (b)	469							486
Total liabilities at Level 3 fair value	$4,352							$3,881

(a)The net transfers out of Level 3 during the three months ended March 31, 2023 were to Level 2, except for the net transfers out related to our other long-term investment, which was to Level 1.
(b)Refer to Note G - Market Risk Benefits for roll forward activity of the net Market Risk Asset and Liability.
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
Investments in Unconsolidated affiliates
The fair value of investments in unconsolidated affiliates is primarily determined using NAV as a practical expedient.
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
Investment Contracts
Investment contracts include deferred annuities (FIAs and fixed rate annuities), IUL policies, funding agreements and PRT and immediate annuity contracts without life contingencies. The FIA/IUL embedded derivatives, included in contractholder funds, are excluded as they are carried at fair value. The fair value of the deferred annuities (FIA and fixed rate annuity) and IUL contracts is based on their cash surrender value (i.e., the cost the Company would incur to extinguish the liability) as these contracts are generally issued without an annuitization date. The fair value of funding agreements and PRT and immediate annuity contracts without life contingencies is derived by calculating a new fair value interest rate using the updated yield curve and treasury spreads as of the respective reporting date. The Company is not required to, and has not, estimated the fair value of the liabilities under contracts that involve significant mortality or morbidity risks, as these liabilities fall within the definition of insurance contracts that are exceptions from financial instruments that require disclosures of fair value.
Other
Federal Home Loan Bank of Atlanta (“FHLB”) common stock, Accounts receivable and Notes receivable are carried at cost, which approximates fair value. FHLB common stock is classified as Level 2 within the fair value hierarchy. Accounts receivable and Notes receivable are classified as Level 3 within the fair value hierarchy.
Debt
The fair value of the $500 million aggregate principal amount of its 7.40% Senior Notes due 2028 and the $550 million aggregate principal amount of 5.50% senior notes due 2025 are based on quoted market prices of debt with similar credit risk and tenor. The inputs used to measure the fair value of these debts results in a Level 2 classification within the fair value hierarchy.
The carrying value of the revolving credit facility approximates fair value as the rates are comparable to those at which we could currently borrow under similar terms. As such, the fair value of the revolving credit facility was classified as a Level 2 measurement.

The following tables provide the carrying value and estimated fair value of our financial instruments that are carried on the Condensed Consolidated Balance Sheets at amounts other than fair value, summarized according to the fair value hierarchy previously described (in millions).

	March 31, 2023
	Level 1	Level 2	Level 3	NAV	Total Estimated Fair Value	Carrying Amount
Assets
FHLB common stock	$—	$106	$—	$—	$106	$106
Commercial mortgage loans	—	—	2,178	—	2,178	2,458
Residential mortgage loans	—	—	2,323	—	2,323	2,526
Investments in unconsolidated affiliates	—	—	4	2,558	2,562	2,562
Policy loans	—	—	55	—	55	55
Other invested assets	—	—	10	—	10	10
Company-owned life insurance	—	—	346	—	346	346
Total	$—	$106	$4,916	$2,558	$7,580	$8,063

Liabilities
Investment contracts, included in contractholder funds	—	—	36,117	—	36,117	39,809
Debt	—	1,563	—	—	1,563	1,572
Total	$—	$1,563	$36,117	$—	$37,680	$41,381

	December 31, 2022
	Level 1	Level 2	Level 3	NAV	Total Estimated Fair Value	Carrying Amount
Assets
FHLB common stock	$—	$99	$—	$—	$99	$99
Commercial mortgage loans	—	—	2,083	—	2,083	2,406
Residential mortgage loans	—	—	1,892	—	1,892	2,148
Investments in unconsolidated affiliates	—	—	5	2,427	2,432	2,432
Policy loans	—	—	52	—	52	52
Other invested assets	—	—	10	—	10	10
Company-owned life insurance	—	—	328	—	328	328
Total	$—	$99	$4,370	$2,427	$6,896	$7,475
Liabilities
Investment contracts, included in contractholder funds	—	—	34,464	—	34,464	38,412
Debt	—	1,092	—	—	1,092	1,114
Total	$—	$1,092	$34,464	$—	$35,556	$39,526
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

Note C — Investments
Our investments in fixed maturity securities have been designated as available-for-sale ("AFS") and are carried at fair value, net of allowance for expected credit losses, with unrealized gains and losses included within AOCI, net of deferred income taxes. Our preferred and equity securities investments are carried at fair value with unrealized gains and losses included in net earnings. The Company’s consolidated investments are summarized as follows (in millions):

	March 31, 2023
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value
Available-for-sale securities
Asset-backed securities	$12,620	$(10)	$43	$(761)	$11,892	$11,892
Commercial mortgage-backed securities	4,004	—	4	(336)	3,672	3,672
Corporates	16,930	—	61	(2,600)	14,391	14,391
Hybrids	828	—	8	(82)	754	754
Municipals	1,797	—	13	(229)	1,581	1,581
Residential mortgage-backed securities	1,764	(6)	13	(107)	1,664	1,664
U.S. Government	72	—	—	(1)	71	71
Foreign Governments	211	—	—	(39)	172	172
Total available-for-sale securities	$38,226	$(16)	$142	$(4,155)	$34,197	$34,197

	December 31, 2022
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value
Available-for-sale securities
Asset-backed securities	$12,209	$(8)	$36	$(770)	$11,467	$11,467
Commercial mortgage-backed securities	3,309	(1)	12	(284)	3,036	3,036
Corporates	15,879	(15)	30	(2,995)	12,899	12,899
Hybrids	781	—	8	(84)	705	705
Municipals	1,695	—	4	(289)	1,410	1,410
Residential mortgage-backed securities	1,631	(7)	6	(109)	1,521	1,521
U.S. Government	34	—	—	(2)	32	32
Foreign Governments	185	—	—	(37)	148	148
Total available-for-sale securities	$35,723	$(31)	$96	$(4,570)	$31,218	$31,218
Securities held on deposit with various state regulatory authorities had a fair value of $18,746 million and $17,751 million at March 31, 2023 and December 31, 2022, respectively.
As of March 31, 2023 and December 31, 2022, the Company held $31 million and $27 million, respectively, of investments that were non-income producing for a period greater than twelve months.
As of March 31, 2023 and December 31, 2022, the Company's accrued interest receivable balance was $407 million and $358 million, respectively. Accrued interest receivable is classified within Prepaid expenses and other assets within the Condensed Consolidated Balance Sheets.
In accordance with our FHLB agreements, the investments supporting the funding agreement liabilities are pledged as collateral to secure the FHLB funding agreement liabilities and are not available to us for general purposes. The collateral investments had a fair value of $3,830 million and $3,387 million as of March 31, 2023 and December 31, 2022, respectively.

The amortized cost and fair value of fixed maturity securities by contractual maturities, as applicable, are shown below (in millions). Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	March 31, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Corporates, Non-structured Hybrids, Municipal and U.S. Government Securities:
Due in one year or less	$170	$166	$124	$123
Due after one year through five years	2,853	2,724	2,193	2,059
Due after five years through ten years	1,922	1,750	1,840	1,633
Due after ten years	14,893	12,329	14,417	11,379
Subtotal	19,838	16,969	18,574	15,194
Other securities, which provide for periodic payments:
Asset-backed securities	12,620	11,892	12,209	11,467
Commercial mortgage-backed securities	4,004	3,672	3,309	3,036
Residential mortgage-backed securities	1,764	1,664	1,631	1,521
Subtotal	18,388	17,228	17,149	16,024
Total fixed maturity available-for-sale securities	$38,226	$34,197	$35,723	$31,218
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
We recognize an allowance for current expected credit losses on fixed maturity securities in an unrealized loss position when it is determined, using the factors discussed above, a component of the unrealized loss is related to credit. We measure the credit loss using a discounted cash flow model that utilizes the single best estimate cash flow and the recognized credit loss is limited to the total unrealized loss on the security (i.e., the fair value floor). Cash flows are discounted using the implicit yield of bonds at their time of purchase and the current book yield for asset and mortgage-backed securities as well as variable rate securities. We recognize the expected credit losses in Recognized gains and (losses), net in the unaudited Condensed Consolidated Statements of Operations, with an offset for the amount of non-credit impairments recognized in AOCI. We do not measure a credit loss allowance on accrued investment income because we write-off accrued interest through Interest and investment income when collectability concerns arise.

We consider the following in determining whether write-offs of a security’s amortized cost is necessary:
•We believe amounts related to securities have become uncollectible;
•We intend to sell a security; or
•It is more likely than not that we will be required to sell a security prior to recovery.
If we intend to sell a fixed maturity security or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis and the fair value of the security is below amortized cost, we will write down the security to current fair value, with a corresponding charge, net of any amount previously recognized as an allowance for expected credit loss, to Recognized gains and (losses), net in the accompanying unaudited Condensed Consolidated Statements of Operations. If we do not intend to sell a fixed maturity security or it is more likely than not that we will not be required to sell a fixed maturity security before recovery of its amortized cost basis but believe amounts related to a security are uncollectible (generally based on proximity to expected credit loss), an impairment is deemed to have occurred and the amortized cost is written down to the estimated recovery value with a corresponding charge, net of any amount previously recognized as an allowance for expected credit loss, to Recognized gains and (losses), net in the accompanying unaudited Condensed Consolidated Statements of Operations. The remainder of unrealized loss is held in other comprehensive income in the unaudited Condensed Consolidated Statements of Equity.

The activity in the allowance for expected credit losses of available-for-sale securities aggregated by investment category was as follows (in millions):

	Three months ended March 31, 2023
		Additions			Reductions
	Balance at Beginning of Period	For credit losses on securities for which losses were not previously recorded	For initial credit losses on purchased securities accounted for as PCD financial assets (a)	(Additions) reductions in allowance recorded on previously impaired securities	For securities sold during the period	For securities intended/required to be sold prior to recovery of amortized cost basis	Write offs charged against the allowance	Recoveries of amounts previously written off	Balance at End of Period
Available-for-sale securities
Asset-backed securities	$(8)	$(7)	$—	$5	$—	$—	$—	$—	$(10)
Commercial mortgage-backed securities	(1)	—	—	1	—	—	—	—	—
Corporates	(15)	—	—	—	15	—	—	—	—
Residential mortgage-backed securities	(7)	—	—	1	—	—	—	—	(6)
Total available-for-sale securities	$(31)	$(7)	$—	$7	$15	$—	$—	$—	$(16)

	Three months ended March 31, 2022
		Additions			Reductions
	Balance at Beginning of Period	For credit losses on securities for which losses were not previously recorded	For initial credit losses on purchased securities accounted for as PCD financial assets (a)	(Additions) reductions in allowance recorded on previously impaired securities	For securities sold during the period	For securities intended/required to be sold prior to recovery of amortized cost basis	Write offs charged against the allowance	Recoveries of amounts previously written off	Balance at End of Period
Available-for-sale securities
Asset-backed securities	$(3)	$—	$—	$—	$2	$—	$—	—	$(1)
Commercial mortgage-backed securities	(2)	—	—	—	—	—	—	—	(2)
Corporates	—	—	—	—	—	—	—	—	—
Residential mortgage-backed securities	(3)	—	—	(1)	—	—	—	—	(4)
Total available-for-sale securities	$(8)	$—	$—	$(1)	$2	$—	$—	$—	$(7)
(a) Purchased credit deteriorated financial assets (“PCD”)

PCDs are AFS securities purchased at a discount, where part of that discount is attributable to credit. Credit loss allowances are calculated for these securities as of the date of their acquisition, with the initial allowance serving to increase amortized cost. There were no purchases of PCD AFS securities during the three months ended March 31, 2023 or for the year ended December 31, 2022.
The fair value and gross unrealized losses of AFS securities, excluding securities in an unrealized loss position with an allowance for expected credit loss, aggregated by investment category and duration of fair value below amortized cost as of March 31, 2023 and December 31, 2022 were as follows (dollars in millions):

	March 31, 2023
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Asset-backed securities	$5,347	$(307)	$4,520	$(448)	$9,867	$(755)
Commercial mortgage-backed securities	2,226	(122)	1,234	(214)	3,460	(336)
Corporates	4,788	(372)	7,931	(2,228)	12,719	(2,600)
Hybrids	341	(29)	321	(53)	662	(82)
Municipals	480	(37)	866	(192)	1,346	(229)
Residential mortgage-backed securities	705	(22)	539	(81)	1,244	(103)
U.S. Government	5	—	21	(1)	26	(1)
Foreign Government	23	(2)	137	(37)	160	(39)
Total available-for-sale securities	$13,915	$(891)	$15,569	$(3,254)	$29,484	$(4,145)
Total number of available-for-sale securities in an unrealized loss position less than twelve months						2,182
Total number of available-for-sale securities in an unrealized loss position twelve months or longer						2,096
Total number of available-for-sale securities in an unrealized loss position						4,278

	December 31, 2022
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities
Asset-backed securities	$7,001	$(410)	$3,727	$(360)	$10,728	$(770)
Commercial mortgage-backed securities	2,065	(168)	475	(116)	2,540	(284)
Corporates	8,780	(1,679)	3,231	(1,312)	12,011	(2,991)
Hybrids	619	(83)	3	(1)	622	(84)
Municipals	948	(176)	352	(113)	1,300	(289)
Residential mortgage-backed securities	990	(51)	184	(22)	1,174	(73)
U.S. Government	11	(1)	21	(1)	32	(2)
Foreign Government	119	(32)	14	(5)	133	(37)
Total available-for-sale securities	$20,533	$(2,600)	$8,007	$(1,930)	$28,540	$(4,530)
Total number of available-for-sale securities in an unrealized loss position less than twelve months						2,774
Total number of available-for-sale securities in an unrealized loss position twelve months or longer						1,212
Total number of available-for-sale securities in an unrealized loss position						3,986
We determined the decrease in unrealized losses as of March 31, 2023, compared to December 31, 2022, was caused by lower treasury rates as well as spread compression. For securities in an unrealized loss position as of March 31, 2023, our allowance for expected credit loss was $16 million. We believe the unrealized loss position for which we have not recorded an allowance for expected credit loss as of March 31, 2023 was primarily attributable to interest rate increases, near-term illiquidity, and other macroeconomic uncertainties as opposed to issuer specific credit concerns.

Mortgage Loans
Our mortgage loans are collateralized by commercial and residential properties.
Commercial Mortgage Loans
Commercial mortgage loans (“CMLs”) represented approximately 6% of our total investments as of March 31, 2023 and December 31, 2022. The mortgage loans in our investment portfolio, are generally comprised of high quality commercial first lien and mezzanine real estate loans. Mortgage loans are primarily on income producing properties including industrial properties, retail buildings, multifamily properties and office buildings. We diversify our CML portfolio by geographic region and property type to attempt to reduce concentration risk. We continuously evaluate CMLs based on relevant current information to ensure properties are performing at a consistent and acceptable level to secure the related debt. The distribution of CMLs, gross of valuation allowances, by property type and geographic region is reflected in the following tables (dollars in millions):

	March 31, 2023		December 31, 2022
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Property Type:
Hotel	$18	1%	$18	1%
Industrial	538	22%	520	22%
Mixed Use	12	1%	12	1%
Multifamily	1,013	41%	1,013	42%
Office	329	13%	330	14%
Retail	104	4%	105	4%
Student Housing	83	3%	83	3%
Other	373	15%	335	13%
Total commercial mortgage loans, gross of valuation allowance	$2,470	100%	$2,416	100%
Allowance for expected credit loss	(12)		(10)
Total commercial mortgage loans, net of valuation allowance	$2,458		$2,406

U.S. Region:
East North Central	$177	7%	$151	6%
East South Central	76	3%	76	3%
Middle Atlantic	325	13%	326	13%
Mountain	354	14%	355	15%
New England	164	7%	158	7%
Pacific	700	28%	708	28%
South Atlantic	553	22%	521	22%
West North Central	4	1%	4	1%
West South Central	117	5%	117	5%
Total commercial mortgage loans, gross of valuation allowance	$2,470	100%	$2,416	100%
Allowance for expected credit loss	(12)		(10)
Total commercial mortgage loans, net of valuation allowance	$2,458		$2,406

Commercial mortgage loans segregated by risk rating exposure as of March 31, 2023 and December 31, 2022, were as follows, gross of valuation allowances (in millions):

	March 31, 2023
	Amortized Cost by Origination Year
	2023	2022	2021	2020	2019	Prior	Total
Commercial mortgages
Current (less than 30 days past due)	$53	$354	$1,301	$486	$—	$267	$2,461
30-89 days past due	—	—	—	—	—	—	—
90 days or more past due	—	—	—	—	—	9	9
Total commercial mortgages	$53	$354	$1301	$486	$—	$276	$2,470

	December 31, 2022
	Amortized Cost by Origination Year
	2022	2021	2020	2019	2018	Prior	Total
Commercial mortgages
Current (less than 30 days past due)	$350	$1,300	$488	$—	$—	$269	$2,407
30-89 days past due	—	—	—	—	—	—	—
90 days or more past due	—	—	—	—	—	9	9
Total commercial mortgages	$350	$1,300	$488	$—	$—	$278	$2,416
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
The following tables present the recorded investment in CMLs by LTV and DSC ratio categories and estimated fair value by the indicated loan-to-value ratios, gross of valuation allowances at March 31, 2023 and December 31, 2022 (dollars in millions):

	Debt-Service Coverage Ratios			Total Amount	% of Total	Estimated Fair Value	% of Total
	>1.25	1.00 - 1.25	<1.00
March 31, 2023
LTV Ratios:
Less than 50.00%	$511	$4	$11	$526	21%	$493	23%
50.00% to 59.99%	732	—	—	732	30%	653	30%
60.00% to 74.99%	1,170	8	—	1,178	48%	1,002	46%
75.00% to 84.99%	—	2	18	20	1%	17	1%
Commercial mortgage loans (a)	$2,413	$14	$29	$2,456	100%	$2,165	100%

December 31, 2022
LTV Ratios:
Less than 50.00%	$511	$4	$11	$526	22%	$490	24%
50.00% to 59.99%	706	—	—	706	29%	615	30%
60.00% to 74.99%	1,154	3	—	1,157	48%	955	45%
75.00% to 84.99%	—	—	18	18	1%	14	1%
Commercial mortgage loans (a)	$2,371	$7	$29	$2,407	100%	$2,074	100%
(a) Excludes loans under development with an amortized cost and estimated fair value of $14 million for March 31, 2023 and an amortized cost and estimated fair value of $9 million for December 31, 2022.

	March 31, 2023
	Amortized Cost by Origination Year
	2023	2022	2021	2020	2019	Prior	Total
Commercial mortgages
LTV
Less than 50.00%	$4	$69	$120	$206	$—	$127	$526
50.00% to 59.99%	27	149	268	158	—	130	732
60.00% to 74.99%	20	113	913	122	—	10	1,178
75.00% to 84.99%	3	9	—	—	—	8	20
Total commercial mortgages (a)	$54	$340	$1,301	$486	$—	$275	$2,456
Commercial mortgages
DSCR
Greater than 1.25x	$47	$328	$1,301	$486	$—	$251	$2,413
1.00x - 1.25x	7	3	—	—	—	4	14
Less than 1.00x	—	9	—	—	—	20	29
Total commercial mortgages (a)	$54	$340	$1,301	$486	$—	$275	$2,456

	December 31, 2022
	Amortized Cost by Origination Year
	2022	2021	2020	2019	2017	Prior	Total
Commercial mortgages
LTV
Less than 50.00%	$70	$120	$207	$—	$—	$129	$526
50.00% to 59.99%	149	268	158	—	—	131	706
60.00% to 74.99%	113	912	123	—	—	9	1,157
75.00% to 84.99%	9	—	—	—	—	9	18
Total commercial mortgages (a)	$341	$1,300	$488	$—	$—	$278	$2,407
Commercial mortgages
DSCR
Greater than 1.25x	$329	$1,300	$488	$—	$—	$254	$2,371
1.00x - 1.25x	3	—	—	—	—	4	7
Less than 1.00x	9	—	—	—	—	20	29
Total commercial mortgages (a)	$341	$1,300	$488	$—	$—	$278	$2,407
(a) Excludes loans under development with an amortized cost and estimated fair value of $14 million for March 31, 2023 and an amortized cost and estimated fair value of $9 million for December 31, 2022.

We recognize a mortgage loan as delinquent when payments on the loan are greater than 30 days past due. At March 31, 2023 and December 31, 2022 we had one CML that was delinquent in principal or interest payments as shown in the risk rating exposure table above.

Residential Mortgage Loans
Residential mortgage loans (“RMLs”) represented approximately 6% and 5% of our total investments as of March 31, 2023 and December 31, 2022, respectively. Our residential mortgage loans are closed end, amortizing loans and 100% of the properties are located in the United States. We diversify our RML portfolio by state to attempt to reduce concentration risk. The distribution of RMLs by state with highest-to-lowest concentration are reflected in the following tables, gross of valuation allowances (dollars in millions):

	March 31, 2023
U.S. State:	Amortized Cost	% of Total
Florida	$236	9%
Texas	181	7%
New Jersey	167	6%
California	157	6%
New York	155	6%
All other states (a)	1,678	66%
Total residential mortgage loans	$2,574	100%
(a)The individual concentration of each state is equal to or less than 5% as of March 31, 2023.

	December 31, 2022
U.S. State:	Amortized Cost	% of Total
Florida	$324	15%
Texas	215	10%
New Jersey	172	8%
Pennsylvania	153	7%
California	139	6%
New York	138	6%
Georgia	125	6%
All other states (a)	914	42%
Total residential mortgage loans	$2,180	100%
(a)The individual concentration of each state is equal to or less than 5% as of December 31, 2022.
Residential mortgage loans have a primary credit quality indicator of either a performing or nonperforming loan. We define non-performing residential mortgage loans as those that are 90 or more days past due or in non-accrual status, which is assessed monthly. The credit quality of RMLs as of March 31, 2023 and December 31, 2022, was as follows (dollars in millions):

	March 31, 2023		December 31, 2022
Performance indicators:	Amortized Cost	% of Total	Amortized Cost	% of Total
Performing	$2,511	98%	$2,118	97%
Non-performing	63	2%	62	3%
Total residential mortgage loans, gross of valuation allowance	$2,574	100%	$2,180	100%
Allowance for expected loan loss	(48)	—%	(32)	—%
Total residential mortgage loans, net of valuation allowance	$2,526	100%	$2,148	100%

Residential mortgage loans segregated by risk rating exposure as of March 31, 2023 and December 31, 2022, were as follows, gross of valuation allowances (in millions):

	March 31, 2023
	Amortized Cost by Origination Year
	2023	2022	2021	2020	2019	Prior	Total
Residential mortgages
Current (less than 30 days past due)	$35	$950	$889	$209	$199	$209	$2,491
30-89 days past due	—	3	8	3	4	2	20
90 days or more past due	—	3	18	13	28	1	63
Total residential mortgages	$35	$956	$915	$225	$231	$212	$2,574

	December 31, 2022
	Amortized Cost by Origination Year
	2022	2021	2020	2019	2018	Prior	Total
Residential mortgages
Current (less than 30 days past due)	$766	$884	$214	$185	$23	$33	$2,105
30-89 days past due	2	7	—	4	—	—	13
90 days or more past due	3	9	15	34	1	—	62
Total residential mortgages	$771	$900	$229	$223	$24	$33	$2,180

    Non-accrual loans by amortized cost as of March 31, 2023 and December 31, 2022, were as follows (in millions):

Amortized cost of loans on non-accrual	March 31, 2023	December 31, 2022
Residential mortgage:	$63	$62
Commercial mortgage:	9	9
Total non-accrual mortgages	$72	$71
Immaterial interest income was recognized on non-accrual financing receivables for the three months ended March 31, 2023 and March 31, 2022.
It is our policy to cease to accrue interest on loans that are delinquent for 90 days or more. For loans less than 90 days delinquent, interest is accrued unless it is determined that the accrued interest is not collectible. If a loan becomes 90 days or more delinquent, it is our general policy to initiate foreclosure proceedings unless a workout arrangement to bring the loan current is in place. As of March 31, 2023 and December 31, 2022, we had $72 million and $71 million, respectively, of residential mortgage loans that were over 90 days past due, of which $32 million and $38 million were in the process of foreclosure as of March 31, 2023 and December 31, 2022, respectively.
Allowance for Expected Credit Loss
We estimate expected credit losses for our commercial and residential mortgage loan portfolios using a probability of default/loss given default model. Significant inputs to this model include, where applicable, the loans' current performance, underlying collateral type, location, contractual life, LTV, DSC and Debt to Income or FICO. The model projects losses using a two-year reasonable and supportable forecast and then reverts over a three-year period to market-wide historical loss experience. Changes in our allowance for expected credit losses on mortgage loans are recognized in Recognized gains and (losses), net in the accompanying unaudited Condensed Consolidated Statements of Operations.

The allowances for our mortgage loan portfolio are summarized as follows (in millions):

	Three months ended March 31, 2023
	Residential Mortgage	Commercial Mortgage	Total
Beginning Balance	$32	$10	$42
Provision for loan losses	16	2	18
Ending Balance	$48	$12	$60

	Three months ended March 31, 2022
	Residential Mortgage	Commercial Mortgage	Total
Beginning Balance	$25	$6	$31
Provision for loan losses	1	—	1
Ending Balance	$26	$6	$32
An allowance for expected credit loss is not measured on accrued interest income for commercial mortgage loans as we have a process to write-off interest on loans that enter into non-accrual status (90 days or more past due). Allowances for expected credit losses are measured on accrued interest income for residential mortgage loans and were immaterial as of March 31, 2023 and March 31, 2022.
Interest and Investment Income
The major sources of Interest and investment income reported on the accompanying unaudited Condensed Consolidated Statements of Operations were as follows (in millions):

	Three months ended
	March 31, 2023	March 31, 2022
Fixed maturity securities, available-for-sale	$432	$319
Equity securities	5	4
Preferred securities	10	11
Mortgage loans	51	39
Invested cash and short-term investments	16	4
Limited partnerships	57	113
Other investments	9	6
Gross investment income	580	496
Investment expense	(61)	(45)
Interest and investment income	$519	$451
Interest and investment income is shown net of amounts attributable to certain funds withheld reinsurance agreements which is passed along to the reinsurer in accordance with the terms of these agreements. Interest and investment income attributable to these agreements, and thus excluded from the totals in the table above, was $(58) million and $(18) million for the three months ended March 31, 2023 and March 31, 2022, respectively.

Recognized Gains and (Losses), net
Details underlying Recognized gains and (losses), net reported on the accompanying unaudited Condensed Consolidated Statements of Operations were as follows (in millions):

	Three months ended
	March 31, 2023	March 31, 2022
Net realized (losses) gains on fixed maturity available-for-sale securities	$(44)	$(34)
Net realized/unrealized (losses) gains on equity securities (a)	5	(2)
Net realized/unrealized (losses) gains on preferred securities (b)	(9)	(67)
Realized (losses) gains on other invested assets	—	(4)
Change in allowance for expected credit losses	(8)	(1)
Derivatives and embedded derivatives:
Realized (losses) gains on certain derivative instruments	(89)	50
Unrealized (losses) gains on certain derivative instruments	147	(358)
Change in fair value of reinsurance related embedded derivatives (c)	(19)	122
Change in fair value of other derivatives and embedded derivatives	2	(3)
Realized (losses) gains on derivatives and embedded derivatives	41	(189)
Recognized gains and (losses), net	$(15)	$(297)

(a)Includes net valuation (losses) gains of $5 million and $(2) million for the three months ended March 31, 2023 and March 31, 2022, respectively.
(b)Includes net valuation (losses) gains of $26 million and $(66) million for the three months ended March 31, 2023 and March 31, 2022, respectively.
(c)Change in fair value of reinsurance related embedded derivatives is due to activity related to the reinsurance treaties with Somerset and Aspida Re.

Recognized gains and (losses), net is shown net of amounts attributable to certain funds withheld reinsurance agreements which is passed along to the reinsurer in accordance with the terms of these agreements. Recognized gains (losses) attributable to these agreements, and thus excluded from the totals in the table above, was $(22) million and $128 million for the three months ended March 31, 2023 and March 31, 2022, respectively.
The proceeds from the sale of fixed-maturity securities and the gross gains and losses associated with those transactions were as follows (in millions):

	Three months ended
	March 31, 2023	March 31, 2022
Proceeds	$445	$1,032
Gross gains	3	3
Gross losses	(49)	(37)
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
We invest in various limited partnerships and limited liability companies primarily as a passive investor. These investments are primarily in credit funds with a bias towards current income, real assets, or private equity. Limited partnership and limited liability company interests are accounted for under the equity method and are included in Investments in unconsolidated affiliates on our Condensed Consolidated Balance Sheets. In addition, we invest in structured investments, which may be VIEs, but for which we are not the primary beneficiary. These structured investments typically invest in fixed income investments and are managed by third parties and include asset-backed securities, commercial mortgage-backed securities and residential mortgage-backed securities included in fixed maturity securities available for sale on our Condensed Consolidated Balance Sheets.
Our maximum exposure to loss with respect to these VIEs is limited to the investment carrying amounts reported in our Condensed Consolidated Balance Sheets for limited partnerships and the amortized costs of our fixed maturity securities, in addition to any required unfunded commitments (also refer to Note N - Commitments and Contingencies).
The following table summarizes the carrying value and the maximum loss exposure of our unconsolidated VIEs as of March 31, 2023 and December 31, 2022 (in millions):

	March 31, 2023		December 31, 2022
	Carrying Value	Maximum Loss Exposure	Carrying Value	Maximum Loss Exposure
Investment in unconsolidated affiliates	$2,558	$4,268	$2,427	$4,030
Fixed maturity securities	16,890	18,590	15,680	17,404
Total unconsolidated VIE investments	$19,448	$22,858	$18,107	$21,434
Concentrations
Our underlying investment concentrations that exceed 10% of shareholders equity are as follows (in millions):

	March 31, 2023	December 31, 2022
Blackstone Wave Asset Holdco (a)	$760	$741
ELBA (b)	473	470
COLI	313	308
Verus Securitization Trust (c)	299	302
Jade 1 (d)	280	271
Jade 2 (d)	280	271
Jade 3 (d)	280	271
Jade 4 (d)	280	271

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

Note D — Derivative Financial Instruments
The carrying amounts of derivative instruments, including derivative instruments embedded in FIA and IUL contracts, and reinsurance is as follows (in millions):

	March 31, 2023	December 31, 2022
Assets:
Derivative investments:
Call options	$432	$244
Other long-term investments:
Other embedded derivatives	25	23
Prepaid expenses and other assets:
Reinsurance related embedded derivatives	260	279
	$717	$546

Liabilities:
Contractholder funds:
FIA/ IUL embedded derivatives	$3,569	$3,115
	$3,569	$3,115
The change in fair value of derivative instruments in the accompanying unaudited Condensed Consolidated Statements of Operations is as follows (in millions):

	Three months ended
	March 31, 2023	March 31, 2022
Recognized gains and (losses), net
Net investment gains (losses):
Call options	$55	$(314)
Futures contracts	5	3
Foreign currency forwards	(1)	3
Other derivatives and embedded derivatives	1	(3)
Reinsurance related embedded derivatives	(19)	122
Total net investment gains (losses)	$41	$(189)

Benefits and other changes in policy reserves:
FIA/ IUL embedded derivatives (decrease) increase	$454	$(488)
Additional Disclosures
FIA/IUL Embedded Derivative, Call Options and Futures
We have FIA and IUL contracts that permit the holder to elect an interest rate return or an equity index linked component, where interest credited to the contracts is linked to the performance of various equity indices, primarily the S&P 500 Index. This feature represents an embedded derivative under GAAP. The FIA/IUL embedded derivatives are valued at fair value and included in the liability for Contractholder funds in the accompanying Condensed Consolidated Balance Sheets with changes in fair value included as a component of Benefits and other changes in policy reserves in the unaudited Condensed Consolidated Statements of Operations. See a description of the fair value methodology used in Note B - Fair Value of Financial Instruments.

We purchase derivatives consisting of a combination of call options and futures contracts (specifically for FIA contracts) on the applicable market indices to fund the index credits due to FIA/IUL contractholders. The call options are one, two, three, and five - year options purchased to match the funding requirements of the underlying policies. On the respective anniversary dates of the indexed policies, the index used to compute the interest credit is reset and we purchase new call options to fund the next index credit. We manage the cost of these purchases through the terms of our FIA/IUL contracts, which permit us to change caps, spreads or participation rates, subject to guaranteed minimums, on each contract’s anniversary date. The change in the fair value of the call options and futures contracts is generally designed to offset the portion of the change in the fair value of the FIA/IUL embedded derivatives related to index performance through the current credit period. The call options and futures contracts are marked to fair value with the change in fair value included as a component of Recognized gains and (losses), net, in the accompanying unaudited Condensed Consolidated Statements of Operations. The change in fair value of the call options and futures contracts includes the gains and losses recognized at the expiration of the instrument term or upon early termination and the changes in fair value of open positions.
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
Reinsurance Related Embedded Derivatives
The Company entered into a reinsurance agreement with Kubera Insurance (SAC) Ltd. (“Kubera”) effective December 31, 2018, to cede certain fixed rate and deferred annuity business, including MYGA, on a coinsurance funds withheld basis, net of applicable existing reinsurance. Effective October 31, 2021, this agreement was novated from Kubera to Somerset, a certified third-party reinsurer. Additionally, F&G entered into a reinsurance agreement with Aspida Re effective January 1, 2021, and amended in August 2021 and September 2022, to cede a quota share of MYGA business on a coinsurance funds withheld basis. Fair value movements in the funds withheld balances associated with these arrangements creates an obligation for F&G to pay Somerset and Aspida Re at a later date, which results in embedded derivatives. These embedded derivatives are considered total return swaps with contractual returns that are attributable to the assets and liabilities associated with the reinsurance arrangements. The fair value of the total return swap is based on the change in fair value of the underlying assets held in the funds withheld portfolio. Investment results for the assets that support the coinsurance with funds withheld reinsurance arrangements, including gains and losses from sales, were passed directly to the reinsurers pursuant to contractual terms of the reinsurance arrangements. The reinsurance related embedded derivatives are reported in Prepaid expenses and other assets if in a net gain position, or Accounts payable and accrued liabilities, if in a net loss position, on the unaudited Condensed Consolidated Balance Sheets and the related gains or losses are reported in Recognized gains and losses, net on the unaudited Condensed Consolidated Statements of Operations.

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
Information regarding our exposure to credit loss on the call options we hold is presented in the following table (in millions):

		March 31, 2023
Counterparty	Credit Rating (Fitch/Moody's/S&P) (a)	Notional Amount	Fair Value	Collateral	Net Credit Risk
Merrill Lynch	AA/*/A+	$3,834	$44	$—	$44
Morgan Stanley	*/Aa3/A+	2,038	22	24	—
Barclay's Bank	A+/A1/A	5,939	106	95	11
Canadian Imperial Bank of Commerce	AA/Aa2/A+	6,006	129	113	16
Wells Fargo	A+/A1/BBB+	1,270	31	29	2
Goldman Sachs	A/A2/BBB+	1,178	16	14	2
Credit Suisse	BBB+/A3/A-	672	7	7	—
Truist	A+/A2/A	2,204	60	54	6
Citibank	A+/Aa3/A+	1,207	17	15	2
Total		$24,348	$432	$351	$83

		December 31, 2022
Counterparty	Credit Rating (Fitch/Moody's/S&P) (a)	Notional Amount	Fair Value	Collateral	Net Credit Risk
Merrill Lynch	AA/*/A+	$3,563	$23	$—	$23
Morgan Stanley	*/Aa3/A+	1,699	14	19	—
Barclay's Bank	A+/A1/A	6,049	65	59	6
Canadian Imperial Bank of Commerce	AA/Aa2/A+	5,169	68	64	4
Wells Fargo	A+/A1/BBB+	1,361	17	17	—
Goldman Sachs	A/A2/BBB+	1,133	9	10	—
Credit Suisse	BBB+/A3/A-	1,039	5	5	—
Truist	A+/A2/A	2,489	35	36	—
Citibank	A+/Aa3/A+	795	8	9	—
Total		$23,297	$244	$219	$33
(a)An * represents credit ratings that were not available.
Collateral Agreements
We are required to maintain minimum ratings as a matter of routine practice as part of our over-the-counter derivative agreements on ISDA forms. Under some ISDA agreements, we have agreed to maintain certain financial strength ratings. A downgrade below these levels provides the counterparty under the agreement the right to terminate the open option contracts between the parties, at which time any amounts payable by us or the counterparty would be dependent on the market value of the underlying option contracts. Our current rating does not allow any counterparty the right to terminate ISDA agreements. In certain transactions, both us and the counterparty have entered into a collateral support agreement requiring either party to post collateral when the net exposures exceed pre-determined thresholds. For all counterparties, except Merrill Lynch, this threshold is set to zero. As of March 31, 2023 and December 31, 2022 counterparties posted $351 million and $219 million, respectively, of collateral of which $290 million and $178 million, respectively, is included in cash and cash equivalents with an associated payable for this collateral included in accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets. Accordingly, the maximum amount of loss due to credit risk that we would incur if parties to the call options failed completely to perform according to the terms of the contracts was $83 million at March 31, 2023 and $33 million at December 31, 2022.
We are required to pay counterparties the effective federal funds rate each day for cash collateral posted to F&G for daily mark to market margin changes. We reinvest derivative cash collateral to reduce the interest cost. Cash collateral is invested in overnight investment sweep products, which are included in cash and cash equivalents in the accompanying Condensed Consolidated Balance Sheets.
We held 404 and 409 futures contracts at March 31, 2023 and December 31, 2022, respectively. The fair value of the futures contracts represents the cumulative unsettled variation margin (open trade equity, net of cash settlements). We provide cash collateral to the counterparties for the initial and variation margin on the futures contracts, which is included in cash and cash equivalents in the accompanying Condensed Consolidated Balance Sheets. The amount of cash collateral held by the counterparties for such contracts was $4 million and $3 million at March 31, 2023 and December 31, 2022, respectively.
Note E— Reinsurance
The Company reinsures portions of its policy risks with other insurance companies. The use of indemnity reinsurance does not discharge an insurer from liability on the insurance ceded. The insurer is required to pay in full the amount of its insurance liability regardless of whether it is entitled to or able to receive payment from the reinsurer. The portion of risks exceeding the Company's retention limit is reinsured. The Company primarily seeks reinsurance coverage in order to limit its exposure to mortality losses and enhance capital management. The Company follows reinsurance accounting when there is adequate risk transfer or deposit accounting if there is inadequate risk transfer. If the underlying policy being reinsured is an investment contract, the effects of the agreement are accounted for as a separate investment contract.
The effects of reinsurance on net premiums earned and net benefits incurred (benefits paid and reserve changes) for the three months ended March 31, 2023 and March 31, 2022 were as follows (in millions):

	Three months ended
	March 31, 2023		March 31, 2022
	Net Premiums Earned	Net Benefits Incurred	Net Premiums Earned	Net Benefits Incurred
Direct	$301	$872	$567	$505
Ceded	(26)	(60)	(32)	(302)
Net	$275	$812	$535	$203
Amounts payable or recoverable for reinsurance on paid and unpaid claims are not subject to periodic or maximum limits. The Company did not write off any significant reinsurance balances during the three months ended March 31, 2023 and March 31, 2022. The Company did not commute any ceded reinsurance treaties during the three months ended March 31, 2023 and March 31, 2022.
The Company estimates expected credit losses on reinsurance recoverables using a probability of default/loss given default model. Significant inputs to the model include the reinsurer's credit risk, expected timing of recovery, industry-wide historical default experience, senior unsecured bond recovery rates, and credit enhancement features. The expected credit loss reserves were as follows (in millions):

	Three months ended
	March 31, 2023	March 31, 2022
Balance at Beginning of Period	$(10)	$(20)
Changes in the expected credit loss reserve	1	—
Balance at End of Period	$(9)	$(20)

No policies issued by the Company have been reinsured with any foreign company, which is controlled, either directly or indirectly, by a party not primarily engaged in the business of insurance.
The Company has not entered into any reinsurance agreements in which the reinsurer may unilaterally cancel any reinsurance for reasons other than non-payment of premiums or other similar credit issues.
Aspida Reinsurance Transaction. F&G executed a Funds Withheld Coinsurance Agreement with Aspida Re, a Bermuda reinsurer. In accordance with the terms of this agreement, F&G cedes to the reinsurer, on a fifty percent (50%) funds withheld coinsurance basis, certain MYGA business written effective January 1, 2021. The agreement was originally executed January 15, 2021 and amended in August 2021 and September 2022. For reinsured policies issued prior to September 1, 2022, the policies are ceded on a fifty percent (50%) quota share basis.  For reinsured policies issued on or after September 1, 2022, the policies are ceded on a seventy-five percent (75%) quota share basis, capped at $350 million cession per month. For the month of March 2023 only, the premiums cap increased to $450 million. As the policies ceded to Aspida are investment contracts, there is no significant insurance risk present and therefore the effects of this agreement are accounted for as a separate investment contract.
There have been no other significant changes to reinsurance contracts for the three months ended March 31, 2023.
Concentration of Reinsurance Risk
The Company has a significant concentration of reinsurance risk with third party reinsurers, Aspida Re, Wilton Reassurance Company (“Wilton Re”), and Somerset that could have a material impact on our financial position in the event that any of these reinsurers fails to perform its obligations under the various reinsurance treaties. Aspida Re has an A- issuer credit rating from AM Best as of March 31, 2023, and the risk of non-performance is further mitigated through the funds withheld arrangement. Wilton Re has an A+ issuer credit rating from AM Best and an A issuer credit rating from Fitch as of March 31, 2023. Somerset has an A- issuer credit rating from AM Best and a BBB+ issuer credit rating from S&P as of March 31, 2023, and the risk of non-performance is further mitigated through the funds withheld arrangement. On March 31, 2023, the net amounts recoverable from Aspida Re, Wilton Re, and Somerset were $4,073 million, $1,184 million, and $553 million, respectively. We monitor both the financial condition of individual reinsurers and risk concentration arising from similar activities and economic characteristics of reinsurers to attempt to reduce the risk of default by such reinsurers. We believe that all amounts due from Aspida Re, Wilton Re, and Somerset for periodic treaty settlements are collectible as of March 31, 2023.
There have been no other material changes in the reinsurance and the intercompany reinsurance agreements described in our Form 10-K for the year ended December 31, 2022.

Note F —Intangibles
The following table reconciles to Other intangible assets, net, on the Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022 (in millions):

	March 31, 2023	December 31, 2022
VOBA	$1,572	$1,615
DAC	1,676	1,411
DSI	225	200
Value of distribution asset	97	100
Computer software	65	61
Definite lived trademarks, tradenames, and other	21	22
Indefinite lived tradenames and other	21	20
Total Other intangible assets, net	$3,677	$3,429
The following tables roll forward VOBA by product for the three months ended March 31, 2023 and March 31, 2022 (in millions):

	FIA	Fixed Rate Annuities	Immediate Annuities	Universal Life	Traditional Life	Total
Balance at January 1, 2023	$1,166	$32	$201	$143	$73	$1,615
Amortization	(36)	(1)	(3)	(2)	(1)	(43)
Balance at March 31, 2023	$1,130	$31	$198	$141	$72	$1,572

	FIA	Fixed Rate Annuities	Immediate Annuities	Universal Life	Traditional Life	Total
Balance at January 1, 2022	$1,314	$39	$212	$153	$25	$1,743
Amortization	(38)	(2)	(3)	(3)	(1)	(47)
Shadow Premium Deficiency Testing (“PDT”)	—	—	—	—	53	53
Balance at March 31, 2022	$1,276	$37	$209	$150	$77	$1,749

The following table presents a reconciliation of VOBA to the table above which is reconciled to the Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022 (in millions):

	March 31, 2023	December 31, 2022
FIA	$1,130	$1,166
Fixed Rate Annuities	31	32
Immediate Annuities	198	201
Universal Life	141	143
Traditional Life	72	73
Total	$1,572	$1,615

The following tables roll forward DAC for the three months ended March 31, 2023 and March 31, 2022 (in millions):

	FIA	Fixed Rate Annuities	Universal Life	Total (a)
Balance at January 1, 2023	$971	$83	$348	$1,402
Capitalization	113	52	56	221
Amortization	(22)	(5)	(8)	(35)
Reinsurance related adjustments	—	79	—	79
Balance at March 31, 2023	$1,062	$209	$396	$1,667

	FIA	Fixed Rate Annuities	Universal Life	Total (a)
Balance at January 1, 2022	$564	$38	$173	$775
Capitalization	98	8	47	153
Amortization	(13)	(2)	(4)	(19)
Balance at March 31, 2022	$649	$44	$216	$909
(a) Excludes insignificant amounts of DAC related to Funding Agreement Backed Note (“FABN”)
The following table presents a reconciliation of DAC to the table above which is reconciled to the Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022 (in millions):

	March 31, 2023	December 31, 2022
FIA	$1,062	$971
Fixed Rate Annuities	209	83
Universal Life	396	348
Funding Agreements	9	9
Total	$1,676	$1,411
The following tables roll forward DSI for the three months ended March 31, 2023 and March 31, 2022 (in millions):

	FIA	Total
Balance at January 1, 2023	$200	$200
Capitalization	29	29
Amortization	(4)	(4)
Balance at March 31, 2023	$225	$225

	FIA	Total
Balance at January 1, 2022	$127	$127
Capitalization	16	16
Amortization	(3)	(3)
Balance at March 31, 2022	$140	$140
The following table presents a reconciliation of DSI to the table above which is reconciled to the Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022 (in millions):

	March 31, 2023	December 31, 2022
FIA	$225	$200
Total	$225	$200

The cash flow assumptions used to amortize VOBA and DAC were consistent with the assumptions used to estimate the FPB for life contingent immediate annuity and PRT contracts, and will be reviewed and unlocked, if applicable, in the same period as those balances. For nonparticipating traditional life contracts, the VOBA amortization is straight-line, without the use of cash flow assumptions. For FIA contracts, the cash flow assumptions used to amortize VOBA, DAC, and DSI were consistent with the assumptions used to estimate the value of the embedded derivative and MRBs, and will be reviewed and unlocked, if applicable, in the same period as those balances. For fixed rate annuities and IUL the cash flow assumptions used to amortize VOBA, DAC and DSI reflect the company’s best estimates for policyholder behavior, consistent with the development of assumptions for FIA, immediate annuity, and PRT.
We review cash flow assumptions annually, generally in the third quarter. In 2022, F&G undertook a review of all significant assumptions and revised GMWB utilization for our deferred annuity contracts (FIA and fixed rate annuities) to reflect internal and industry experience in the first several contract years.
For the in-force liabilities as of March 31, 2023, the estimated amortization expense for VOBA in future fiscal periods is as follows (in millions):

Estimated Amortization Expense
Fiscal Year
2023	$122
2024	151
2025	139
2026	128
2027	117
Thereafter	915

Note G — Market Risk Benefits
The following table presents the balances of and changes in MRBs associated with FIAs and fixed rate annuities for the three months ended March 31, 2023 and the years ended December 31, 2022 and December 31, 2021 (in millions):

	March 31, 2023		December 31, 2022		December 31, 2021
	FIA	Fixed rate annuities	FIA	Fixed rate annuities	FIA	Fixed rate annuities
Balance, beginning of period	$164	$1	$426	$2	$478	$1

Balance, beginning of period, before effect of changes in the instrument-specific credit risk	$104	$1	$280	$1	$320	$1
Issuances and benefit payments	(4)	—	(21)	—	(9)	—
Attributed fees collected and interest accrual	30	—	107	1	99	1
Actual policyholder behavior different from expected	7	—	43	—	(22)	—
Changes in assumptions and other	1	—	(76)	—	—	—
Effects of market related movements	26	—	(231)	(1)	(108)	—
Balance, end of period, before effect of changes in the instrument-specific credit risk	$164	$1	$102	$1	$280	$2
Effect of changes in the instrument-specific credit risk	53	—	62	—	146	—
Balance, end of period	$217	$1	$164	$1	$426	$2

Weighted-average attained age of policyholders weighted by total AV (years)	68.49	72.64	68.59	72.88	68.95	73.10
Weighted-average attained age of policyholders weighted by Unlocked MRB (years)	78.33	77.73	80.84	77.56	68.77	73.72
Net amount at risk	$1,031	$3	$952	$3	$1,304	$4

The following table reconciles MRBs by amounts in an asset position and amounts in a liability position to the MRB amounts in the Condensed Consolidated Balance Sheets (in millions):

	March 31, 2023			December 31, 2022			December 31, 2021
	Asset	Liability	Net	Asset	Liability	Net	Asset	Liability	Net
FIA	$106	$323	$217	$117	$281	$164	$41	$467	$426
Fixed rate annuities	—	1	1	—	1	1	—	2	2
Total	$106	$324	$218	$117	$282	$165	$41	$469	$428
In the first quarter of 2023, the following notable changes were made to the inputs to the fair value estimates of MRB calculations:

•Risk-free rates decreased slightly, leading to an increase in the MRB associated with FIA and fixed rate annuities.

•Decreases in the equity market related projections resulted in an increase in the net amount of risk associated with FIAs, leading to an increase in the value of the associated MRBs.

•F&G’s credit spread increased, leading to a corresponding decrease in the MRBs associated with both FIA and fixed rate annuities.

In 2022, the following notable changes were made to the inputs to the fair value estimates of MRB calculations:

•Risk-free rates increased moderately, leading to a decrease in the MRBs associated with both FIA and fixed rate annuities.

•Increases in the equity markets resulted in a decrease in the net amount at risk associated with FIA and fixed rate annuities, leading to a decrease in the value of the associated MRBs.

•Volatility indices decreased, leading to a decrease in the MRBs associated with both FIA and fixed rate annuities.

•Cash flow assumptions for mortality and full and partial surrenders were unchanged during the annual third quarter review. The GMWB utilization assumption was revised in the second quarter of 2022 to reflect additional internal and industry experience for the first several contract years. This assumption update led to a decrease in the MRBs.

•F&G’s credit spread increased during the year, leading to a corresponding decrease in the MRBs value. Credit spreads on the block of business remain lower than the at-issue or at-purchase credit spreads, but the level has decreased since the beginning of 2022.

In 2021, the following notable changes were made to the inputs to the fair value estimates of MRB calculations:

•    Risk-free rates increased moderately, leading to a decrease in the MRBs associated with both FIA and fixed rate annuities.

•Increases in the equity markets resulted in a decrease in the net amount at risk associated with FIA and fixed rate annuities, leading to a decrease in the value of the associated MRBs.

Note H — Income Taxes
The effective tax rate for the three months ended March 31, 2023 was 4%. The effective tax rate for the three months ended March 31, 2022 was 31% The effective tax rate on pre-tax income for the three months ended March 31, 2023 differs from the U.S Federal statutory rate of 21% primarily due to the valuation allowance recorded on capital deferred tax assets for US Life companies, partially offset by favorable permanent adjustments, including low income housing tax credits (“LIHTC”), the dividends received deduction (“DRD”) and COLI. The effective tax rate on pre-tax income for the three months ended March 31, 2022 differed from the U.S. Federal statutory rate of 21% primarily due to the valuation allowance recorded on the capital loss carryforwards for the US Non-life companies, partially offset by favorable permanent adjustments, including LIHTC, DRD, and COLI.

As of December 31, 2022, the Company had a partial valuation allowance of $30 million. As of March 31, 2023, the Company had a partial valuation allowance of $67 million against its deferred tax assets of $611 million. There was a $37 million increase in the valuation allowance for the three months ended March 31, 2023. The valuation allowance consisted of a full valuation allowance on the unrealized capital loss deferred tax assets for F&G Life Re, F&G Cayman Re, and the US non-life companies, a full valuation allowance on the US non-life companies’ remaining capital loss carryforwards, and a partial valuation allowance on the capital loss deferred tax assets on the U.S. life insurance companies.
The valuation allowance is reviewed quarterly and will be maintained until there is sufficient positive evidence, if any, to support a release. At each reporting date, management considers new evidence, both positive and negative, that could impact the future realization of deferred tax assets. Management will consider a release of the valuation allowance once there is sufficient positive evidence that it is more likely than not that the deferred tax assets will be realized.

All other deferred tax assets are more likely than not to be realized based on expectations as to our future taxable income and considering all other available evidence, both positive and negative.

The Inflation Reduction Act of 2022 (the “IRA”) was signed into law on August 16, 2022. Among other changes, the IRA introduced a 15% corporate alternative minimum tax (“CAMT”) on adjusted financial statement income and a 1% excise tax on treasury stock repurchases. The effective date of these provisions is January 1, 2023. Though the Company will likely be subject to the minimum tax, the Company does not expect to be in a perpetual CAMT position. The life companies will join the consolidated tax return group with FNF and file a life/non-life consolidated return once the five-year waiting period has completed in 2026, which should strengthen that position as FNF is not anticipating owing CAMT on its future returns. As a result, the Company has assessed that there is no material impact of the CAMT to tax for the three months ended March 31, 2023.
As a result of the adoption of ASU 2018-12, the changes required resulted in changes to deferred tax for the prior periods. The decrease in the deferred tax asset as of December 31, 2022 due to ASU 2018-12 was $163 million. See Note A - Basis of Financial Statements for details on the changes required for the new accounting standard.
Note I — Contractholder Funds
The following tables summarize balances of and changes in contractholder funds’ account balances (in millions):

	March 31, 2023
	FIA	Fixed rate annuities	Universal Life	FABN (b)	FHLB (b)
Balance, beginning of year	$24,766	$9,358	$2,112	$2,613	$1,982
Issuances	1,186	1,522	49	—	256
Premiums received	25	1	87	—	—
Policy charges (a)	(42)	—	(60)	—	—
Surrenders and withdrawals	(403)	(257)	(21)	—	—
Benefit payments	(121)	(59)	(10)	(15)	(110)
Interest credited	21	81	5	13	11
Other	23	(1)	—	—	—
Balance, end of year	$25,455	$10,645	$2,162	$2,611	$2,139
Embedded derivative adjustment (c)	(12)	—	45	—	—
Gross Liability, end of period	$25,443	$10,645	$2,207	$2,611	$2,139
Less: Reinsurance	(17)	(4,691)	(933)	—	—
Net Liability, after Reinsurance	$25,426	$5,954	$1,274	$2,611	$2,139

Weighted-average crediting rate	0.33%	—%	1.00%	N/A	N/A
Net amount at risk (d)	N/A	N/A	49,426	N/A	N/A
Cash surrender value	23,726	9,929	1,724	N/A	N/A
(a) Contracts included in the contractholder funds are generally charged a premium and/or monthly assessments on the basis of the account balance.
(b) FABN and FHLB are considered funding agreements that are investment contracts which follow the interest method of accounting, and therefore are not subject to ASU 2018-12 disclosure requirements. However, the Company has elected to present the liability for these agreements within the disaggregated roll forward as we believe it will provide meaningful information for users of the financials.
(c) The embedded derivative adjustment reconciles the account balance to the gross GAAP liability and represents the combination of the host contract and the fair value of the embedded derivatives.
(d) For those guarantees of benefits that are payable in the event of death, the net amount at risk is generally defined as the current guaranteed minimum death benefit in excess of the current account balance at the balance sheet date.

	December 31, 2022
	FIA	Fixed rate annuities	Universal Life	FABN (b)	FHLB (b)
Balance, beginning of year	21,997	6,367	1,907	1,904	1,543
Issuances	4,462	3,758	167	700	1,192
Premiums received	106	3	295	—	—
Policy charges (a)	(166)	(1)	(209)	—	—
Surrenders and withdrawals	(1,322)	(797)	(74)	—	—
Benefit payments	(485)	(192)	(22)	(35)	(789)
Interest credited	198	220	48	45	36
Other	(24)	—	—	(1)	—
Balance, end of year	$24,766	$9,358	$2,112	$2,613	$1,982
Embedded derivative adjustment (c)	(343)	—	15	—	—
Gross Liability, end of period	$24,423	$9,358	$2,127	$2,613	$1,982
Less: Reinsurance	(17)	(3,723)	(947)	—	—
Net Liability, after Reinsurance	$24,406	$5,635	$1,180	$2,613	$1,982

Weighted-average crediting rate	0.85%	—	2.39%	N/A	N/A
Net amount at risk (d)	N/A	N/A	53,348	N/A	N/A
Cash surrender value	188	5,992	1,698	N/A	N/A
(a) Contracts included in the contractholder funds are generally charged a premium and/or monthly assessments on the basis of the account balance.
(b) FABN and FHLB are considered funding agreements that are investment contracts which follow the interest method of accounting, and therefore are not subject to ASU 2018-12 disclosure requirements. However, the Company has elected to present the liability for these agreements within the disaggregated roll forward as we believe it will provide meaningful information for users of the financials.
(c) The embedded derivative adjustment reconciles the account balance to the gross GAAP liability and represents the combination of the host contract and the fair value of the embedded derivatives.
(d) For those guarantees of benefits that are payable in the event of death, the net amount at risk is generally defined as the current guaranteed minimum death benefit in excess of the current account balance at the balance sheet date.

	December 31, 2021
	FIA	Fixed rate annuities	Universal Life	FABN (b)	FHLB (b)
Balance, beginning of year	$18,703	$5,142	$1,696	$—	$1,203
Issuances	4,400	1,743	114	1,899	759
Premiums received	103	3	233	—	—
Policy charges (a)	(148)	(1)	(167)	—	—
Surrenders and withdrawals	(1,303)	(543)	(68)	—	—
Benefit payments	(440)	(145)	(19)	(7)	(447)
Interest credited	686	167	118	12	30
Other	(4)	1	—	—	(2)
Balance, end of year	$21,997	$6,367	$1,907	$1,904	$1,543
Embedded derivative adjustment (c)	603	—	74	—	—
Gross Liability, end of period	$22,600	$6,367	$1,981	$1,904	$1,543
Less: Reinsurance	(17)	(1,692)	(984)	—	—
Net Liability, after Reinsurance	$22,583	$4,675	$997	$1,904	$1,543

Weighted-average crediting rate	3.43%	—	6.77%	N/A	N/A
Net amount at risk (d)	N/A	N/A	41,326	N/A	N/A
Cash surrender value	20,455	5,992	1,572	N/A	N/A
(a) Contracts included in the contractholder funds are generally charged a premium and/or monthly assessments on the basis of the account balance.
(b) FABN and FHLB are considered funding agreements that are investment contracts which follow the interest method of accounting, and therefore are not subject to ASU 2018-12 disclosure requirements. However, the Company has elected to present the liability for these agreements within the disaggregated roll forward as we believe it will provide meaningful information for users of the financials.
(c) The embedded derivative adjustment reconciles the account balance to the gross GAAP liability and represents the combination of the host contract and the fair value of the embedded derivatives.
(d) For those guarantees of benefits that are payable in the event of death, the net amount at risk is generally defined as the current guaranteed minimum death benefit in excess of the current account balance at the balance sheet date.

The following table reconciles contractholder funds’ account balances to the contractholder funds liability in the Condensed Consolidated Balance Sheet (in millions):

	March 31, 2023	December 31, 2022	December 31, 2021
FIA	$25,443	$24,423	$22,600
Fixed rate annuities	10,645	9,358	6,367
Immediate annuities	326	332	352
Universal life	2,207	2,127	1,981
Traditional life	5	5	5
Funding Agreement-FABN	2,611	2,613	1,904
FHLB	2,139	1,982	1,543
PRT	3	3	1
Total	$43,379	$40,843	$34,753

The following tables present the account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums (in millions):

	March 31, 2023
	At Guaranteed Minimum	1 Basis Point-50 Basis Points Above	51 Basis Points-150 Basis Points Above	Greater Than 150 Basis Points Above	Total
FIA
0.00%-1.50%	$23,348	$806	$406	$370	$24,930
1.51%-2.50%	149	—	1	—	150
Greater than 2.50%	373	—	2	—	375
Total	$23,870	$806	$409	$370	$25,455

Fixed Rate Annuities
0.00%-1.50%	$12	$31	$1,867	$7,522	$9,432
1.51%-2.50%	8	13	28	187	236
Greater than 2.50%	962	3	4	8	977
Total	$982	$47	$1,899	$7,717	$10,645

Universal Life
0.00%-1.50%	$1,752	$4	$—	$18	$1,774
1.51%-2.50%	—	—	—	—	—
Greater than 2.50%	344	43	1	—	388
Total	$2,096	$47	$1	$18	$2,162

	December 31, 2022
	At Guaranteed Minimum	1 Basis Point-50 Basis Points Above	51 Basis Points-150 Basis Points Above	Greater Than 150 Basis Points Above	Total
FIA
0.00%-1.50%	$22,848	$801	$410	$151	$24,210
1.51%-2.50%	162	—	1	—	163
Greater than 2.50%	390	—	3	—	393
Total	$23,400	$801	$414	$151	$24,766

Fixed Rate Annuities
0.00%-1.50%	$10	$32	$1,871	$6,379	$8,292
1.51%-2.50%	9	14	30	1	54
Greater than 2.50%	997	4	4	7	1,012
Total	$1,016	$50	$1,905	$6,387	$9,358

Universal Life
0.00%-1.50%	$1,701	$3	$—	$17	$1,721
1.51%-2.50%	—	—	—	—	—
Greater than 2.50%	346	44	1	—	391
Total	$2,047	$47	$1	$17	$2,112

	December 31, 2021
	At Guaranteed Minimum	1 Basis Point-50 Basis Points Above	51 Basis Points-150 Basis Points Above	Greater Than 150 Basis Points Above	Total
FIA
0.00%-1.50%	$20,162	$803	$388	$—	$21,353
1.51%-2.50%	171	11	25	—	207
Greater than 2.50%	431	3	3	—	437
Total	$20,764	$817	$416	$—	$21,997

Fixed Rate Annuities
0.00%-1.50%	$2	$28	$1,928	$3,219	$5,177
1.51%-2.50%	9	15	37	1	62
Greater than 2.50%	954	142	25	7	1,128
Total	$965	$185	$1,990	$3,227	$6,367

Universal Life
0.00%-1.50%	$1,486	$2	$—	$13	$1,501
1.51%-2.50%	—	—	—	—	—
Greater than 2.50%	359	46	1	—	406
Total	$1,845	$48	$1	$13	$1,907

Note J — Future Policy Benefits
The following table summarizes balances and changes in the present value of expected net premiums and the present value of the expected FPB for nonparticipating traditional contracts (in millions):

	March 31, 2023	December 31, 2022	December 31, 2021
Expected net premiums
Balance, beginning of year	$797	$1,020	$1,152
Beginning balance of original discount rate	974	1,045	1,131
Effect of actual variances from expected experience	3	33	25
Balance adjusted for variances from expectation	977	1,078	1,156
Interest accrual	5	20	22
Net premiums collected	(30)	(124)	(133)
Ending Balance at original discount rate	952	974	1,045
Effect of changes in discount rate assumptions	(158)	(177)	(25)
Balance, end of year	$794	$797	$1,020

Expected FPB
Balance, beginning of year	$2,151	$2,772	$3,105
Beginning balance of original discount rate	2,665	2,806	2,995
Effect of actual variances from expected experience	(7)	13	(14)
Balance adjusted for variances from expectation	2,658	$2,819	$2,981
Interest accrual	14	59	62
Benefits payments	(48)	(213)	(237)
Ending Balance at original discount rate	2,624	$2,665	$2,806
Effect of changes in discount rate assumptions	(448)	(514)	(34)
Balance, end of year	$2,176	$2,151	$2,772

Net liability for future policy benefits	$1,382	$1,354	$1,752
Less: Reinsurance recoverable	510	515	670
Net liability for future policy benefits, after reinsurance recoverable	$872	$839	$1,082

Weighted-average duration of liability for future policyholder benefits (years)	7.53	7.58	8.54

The following tables summarize balances and changes in the present value of the expected FPB for limited-payment contracts (in millions):

	March 31, 2023
	Immediate annuities	PRT
Balance, beginning of year	$1,429	$2,165
Beginning balance of original discount rate	1,858	2,475
Effect of changes in cash flow assumptions	—	(1)
Effect of actual variances from expected experience	(7)	(3)
Balance adjusted for variances from expectation	1,851	2,471
Issuances	5	268
Interest accrual	16	23
Benefits payments	(31)	(55)
Ending Balance at original discount rate	1,841	2,707
Effect of changes in discount rate assumptions	(389)	(251)
Balance, end of year	$1,452	$2,456

Net liability for future policy benefits	$1,452	$2,456
Less: Reinsurance recoverable	204	—
Net liability for future policy benefits, after reinsurance recoverable	$1,248	$2,456

Weighted-average duration of liability for future policyholder benefits (years)	12.18	8.07

	December 31, 2022
	Immediate annuities	PRT
Balance, beginning of year	$1,954	$1,148
Beginning balance of original discount rate	1,935	1,151
Effect of changes in cash flow assumptions	—	(20)
Effect of actual variances from expected experience	(26)	2
Balance adjusted for variances from expectation	$1,909	$1,133
Issuances	26	1,418
Interest accrual	60	50
Benefits payments	(137)	(126)
Ending Balance at original discount rate	$1,858	$2,475
Effect of changes in discount rate assumptions	(429)	(310)
Balance, end of year	$1,429	$2,165

Net liability for future policy benefits	$1,429	$2,165
Less: Reinsurance recoverable	218	—
Net liability for future policy benefits, after reinsurance recoverable	$1,211	$2,165

Weighted-average duration of liability for future policyholder benefits (years)	11.76	8.09

	December 31, 2021
	Immediate annuities	PRT
Balance, beginning of year	$2,153	$—
Beginning balance of original discount rate	2,040	—
Effect of actual variances from expected experience	(47)	—
Balance adjusted for variances from expectation	$1,993	$—
Issuances	18	1,155
Interest accrual	60	2
Benefits payments	(136)	(6)
Ending Balance at original discount rate	$1,935	$1,151
Effect of changes in discount rate assumptions	19	(3)
Balance, end of year	$1,954	$1,148

Net liability for future policy benefits	$1,954	$1,148
Less: Reinsurance recoverable	293	—
Net liability for future policy benefits, after reinsurance recoverable	$1,661	$1,148

Weighted-average duration of liability for future policyholder benefits (years)	13.61	8.75
The following tables summarize balances and changes in the liability for DPL for limited-payment contracts (in millions):

	March 31, 2023		December 31, 2022		December 31, 2021
	Immediate annuities	PRT	Immediate annuities	PRT	Immediate annuities	PRT
Balance, beginning of year	$69	$4	$57	$7	$22	$—
Effect of modeling changes	4	—	—	—	—	—
Effect of changes in cash flow assumptions	—	—	—	(2)	—	—
Effect of actual variances from expected experience	4	—	16	—	39	—
Balance adjusted for variances from expectation	77	4	73	5	61	—
Issuances	1	—	1	—	$—	$7
Interest accrual	1	—	2	—	2	—
Amortization	(2)	—	(7)	(1)	(6)	—
Balance, end of year	$77	$4	$69	$4	$57	$7
The following table reconciles the net FPB to the FPB in the Condensed Consolidated Balance Sheets (in millions). The DPL for Immediate Annuities and PRT is presented together with the FPB in the Condensed Consolidated Balance Sheets and has been included as a reconciling item in the table below:

	March 31, 2023	December 31, 2022	December 31, 2021
Traditional Life	$1,382	$1,354	$1,752
Immediate annuities	1,452	1,429	1,954
PRT	2,456	2,165	1,148
Immediate annuities DPL	77	69	57
PRT DPL	4	4	7
Total	$5,371	$5,021	$4,918

The following table provides the amount of undiscounted and discounted expected gross premiums and expected future benefits and expenses for nonparticipating traditional and limited-payment contracts (in millions):

	Undiscounted		Discounted
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
Traditional Life
Expected future benefit payments	$3,073	$3,265	$2,155	$2,734
Expected future gross premiums	1,142	1,289	839	1,129
Immediate annuities
Expected future benefit payments	$3,402	$3,545	$1,452	$1,923
Expected future gross premiums	—	—	—	—
PRT
Expected future benefit payments	$3,916	$2,289	$2,708	$1,665
Expected future gross premiums	—	—	—	—
The following table summarizes the amount of revenue and interest related to nonparticipating traditional and limited-payment contracts recognized in the unaudited Condensed Consolidated Statements of Operations (in millions):

	Gross Premiums (a)		Interest Expense (b)
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
Traditional Life	$32	$36	$9	$10
Immediate annuities	6	7	16	15
PRT	263	525	23	7
Total	$301	$568	$48	$32
(a) Included in Life insurance premiums and other fees on the unaudited Condensed Consolidated Statements of Operations.
(b Included in Benefits and other changes in policy reserves (Remeasurement gains (losses) (a)) on the unaudited Condensed Consolidated Statements of Operations.
The following table presents the weighted-average interest rate:

	March 31, 2023	December 31, 2022	December 31, 2021
Traditional Life
Interest accretion rate	2.33%	2.32%	2.29%
Current discount rate	4.96%	5.37%	2.41%
Immediate annuities
Interest accretion rate	3.11%	3.07%	3.04%
Current discount rate	5.02%	5.21%	3.07%
PRT
Interest accretion rate	3.82%	3.20%	1.20%
Current discount rate	5.08%	5.40%	2.79%

The following tables summarize the actual experience and expected experience for mortality and lapses of the FPB:

	March 31, 2023
	Traditional Life	Immediate annuities	PRT
Mortality
Actual experience	1.4%	3.2%	2.7%
Expected experience	1.4%	1.7%	2.1%
Lapses
Actual experience	0.1%	—%	—%
Expected experience	0.2%	—%	—%

	December 31, 2022
	Traditional Life	Immediate annuities	PRT
Mortality
Actual experience	1.5%	3.0%	1.9%
Expected experience	1.3%	1.9%	2.5%
Lapses
Actual experience	—%	—%	—%
Expected experience	0.3%	—%	—%

	December 31, 2021
	Traditional Life	Immediate annuities	PRT
Mortality
Actual experience	1.7%	4.2%	—%
Expected experience	1.3%	2.0%	—%
Lapses
Actual experience	0.1%	—%	—%
Expected experience	0.3%	—%	—%
The following table provides additional information for periods in which a cohort has an NPR > 100% (and therefore capped at 100%) (dollars in millions):

	March 31, 2023		December 31, 2022
	Cohort X	Description	Cohort X	Description
Net Premium Ratio before capping	101%	Term with ROP Non-NY Cohort	100%	Term with ROP Non-NY Cohort
Reserves before NP Ratio capping	$1,208	Term with ROP Non-NY Cohort	$1,172	Term with ROP Non-NY Cohort
Reserves after NP Ratio capping	$1,211	Term with ROP Non-NY Cohort	$1,173	Term with ROP Non-NY Cohort
Loss Expense	$2	Term with ROP Non-NY Cohort	—	Term with ROP Non-NY Cohort
F&G realized actual-to-expected experience variances and made changes to assumptions during the three months ended March 31, 2023 and the year ended December 31, 2022 as follows:

Traditional life

Significant assumption inputs to the calculation of the FPB for traditional life include mortality, lapses (including lapses due to nonpayment of premium and surrenders for cash surrender value), and discount rates (both accretion and current). We review the cash flow assumptions annually, typically in the third quarter. Market data that underlies current discount rates was updated in the first quarter of 2023 from that utilized in 2022 resulting in decreased discount rates that drove a material increase to the FPB.

In 2022, F&G similarly undertook a review in the third quarter of the significant cash flow assumptions and did not make any changes to mortality or lapses.

Market data that underlies current discount rates was updated from 2021 and increased significantly year-over-year, resulting in a material decrease to the FPB. Impacts to expected net premiums and expected future policy benefits due to discount rate changes in 2022 can be observed in the FPB roll forward tables at December 31, 2022.

Immediate annuities (life contingent)

Significant assumption inputs to the calculation of the FPB for immediate annuities (life contingent) include mortality and discount rates (both accretion and current). We review the cash flow assumptions annually, typically in the third quarter. Market data that underlies current discount rates was updated in the first quarter of 2023 from that utilized in 2022, resulting in decreased discount rates that drove a material increase to the FPB.

In 2022, F&G similarly undertook a review of the significant cash flow assumptions and did not make any changes to mortality. Market data that underlies current discount rates was updated from 2021 and increased significantly year-over-year, resulting in a material decrease to the FPB. Impacts to expected future policy benefits due to assumption changes in 2022 can be observed in the FPB roll forward tables at December 31, 2022.

PRT (life contingent)

Significant assumption inputs to the calculation of the FPB for PRT (life contingent) include mortality and discount rates (both accretion and current). We review the cash flow assumptions annually, typically in the third quarter. Market data that underlies current discount rates was updated in the first quarter of 2023 from 2022 resulting in decreased discount rates that drove a material increase to the FPB.

In 2022, F&G similarly undertook a review of the significant cash flow assumption and did not make any changes to mortality. Market data that underlies current discount rates was updated from 2021 and increased significantly year-over-year, resulting in a material decrease to the FPB. Impacts to expected future policy benefits due to assumption changes in 2022 can be observed in the FPB roll forward tables at December 31, 2022.

Premium deficiency testing

F&G conducts annual premium deficiency testing for its long-duration contracts except for the FPB for nonparticipating traditional and limited-payment contracts. F&G also conducts annual premium deficiency testing for the VOBA of all long-duration contracts. Premium deficiency testing is performed by reviewing assumptions used to calculate the insurance liabilities and determining whether the sum of the existing contract liabilities and the present value of future gross premiums is sufficient to cover the present value of future benefits to be paid to or on behalf of policyholders and settlement costs and recover unamortized present value of future profits. Anticipated investment income, based on F&G’s experience, is considered when performing premium deficiency testing for long-duration contracts. During 2023 and 2022, F&G was not required to establish any additional liabilities as a result of premium deficiency testing.

Note K - Accounts Payable and Accrued Liabilities
As of March 31, 2023 and December 31, 2022, the total URL balance of $190 million and $166 million, respectively, is included in Accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets. The following table presents a reconciliation of Accounts payable and accrued liabilities to the Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022 (in millions):

	March 31, 2023	December 31, 2022
Salaries and incentives	$38	$72
Accrued benefits	56	58
URL	190	166
Trade accounts payable	132	114
Accrued premium taxes	3	5
Liability for policy and contract claims	109	109
Retained asset account	105	117
Remittances and items not allocated	278	225
Option collateral liabilities	290	178
Lease liability	13	13
Other accrued liabilities	239	203
Accounts payable and other accrued liabilities	$1,453	$1,260
The following tables roll forward URL for the three months ended March 31, 2023 and March 31, 2022 (in millions):

	Universal Life	Total
Balance at January 1, 2023	$166	$166
Capitalization	27	27
Amortization	(3)	(3)
Balance at March 31, 2023	$190	$190

	Universal Life	Total
Balance at January 1, 2022	$87	$87
Capitalization	20	20
Amortization	(2)	(2)
Balance at March 31, 2022	$105	$105
For IUL the cash flow assumptions used to amortize URL reflect the company’s best estimates for policyholder behavior. We review cash flow assumptions annually, generally in the third quarter. In 2022, F&G undertook a review of all significant assumptions and there were no significant changes.

Note L — Notes Payable
The carrying amounts of notes payable are summarized as follows (in millions):

	March 31, 2023	December 31, 2022
Revolving Credit Facility - Short-term	$511	$547
7.40% F&G Notes	494	—
5.50% F&G Notes	567	567
	$1,572	$1,114
On January 13, 2023, F&G completed its issuance and sale of $500 million aggregate principal amount of its 7.40% Senior Notes due 2028 (as defined above, the "7.40% F&G Notes"). F&G intends to use the net proceeds from the offering for general corporate purposes, including to support the growth of assets under management and for F&G's future liquidity requirements.
On November 22, 2022, we entered into a Credit Agreement (as defined above, the “Credit Agreement”) with certain lenders (the “Lenders”) and Bank of America, N.A. as administrative agent (in such capacity, the “Administrative Agent”), swing line lender and an issuing bank, pursuant to which the Lenders have made available an unsecured revolving credit facility in an aggregate principal amount of $550 million to be used for working capital and general corporate purposes. As of December 31, 2022, the revolving credit facility was fully drawn with $550 million outstanding. A net partial revolver paydown of $35 million was made on January 6, 2023 and, on February 21, 2023, we entered into an amendment with the Lenders to increase the available aggregate principal amount of the Credit Agreement by $115 million to $665 million.
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

Gross principal maturities of notes payable at March 31, 2023 are as follows (in millions):
2023	$515
2024	—
2025	550
2026	—
2027	—
Thereafter	500
$1,565
Note M — Supplemental Cash Flow Information
The following supplemental cash flow information is provided with respect to certain cash payment and non-cash investing and financing activities.

	Three months ended March 31,
	2023	2022
Cash paid for:
Interest	$9	$—
Deferred sales inducements	29	16
Non-cash investing and financing activities:
Change in proceeds of sales of investments available for sale receivable in period	22	81
Change in purchases of investments available for sale payable in period	79	204

Note N — Commitments and Contingencies
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
We review lawsuits and other legal and regulatory matters (collectively “legal proceedings”) on an ongoing basis when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, management bases its decision on its assessment of the ultimate outcome assuming all appeals have been exhausted. For legal proceedings in which it has been determined that a loss is both probable and reasonably estimable, a liability based on known facts and that represents our best estimate has been recorded. Our accrual for legal and regulatory matters was insignificant as of March 31, 2023 and December 31, 2022. We do not consider (i) the amounts we have currently recorded for all legal proceedings in which it has been determined that a loss is both probable and reasonably estimable and (ii) reasonably possible losses for all pending legal proceedings to be material to our financial statements either individually or in the aggregate. Actual losses may materially differ from the amounts recorded and the ultimate outcome of our pending legal proceedings is generally not yet determinable. While some of these matters could be material to our operating results or cash flows for any particular period if an unfavorable outcome results, at present we do not believe that the ultimate resolution of currently pending legal proceedings, either individually or in the aggregate, will have a material adverse effect on our financial condition.
In August 2020, a lawsuit styled, In the Matter of FGL Holdings, was filed in the Grand Court of the Cayman Islands related to FNF's acquisition of F&G where dissenting shareholders, Kingfishers LP, Kingstown 1740 Fund LP, Kingstown Partners II LP, Kingstown Partners Master Ltd., and Ktown LP, asserted statutory appraisal rights relative to their ownership of 12,000,000 shares of F&G stock. They sought a judicial determination of the fair value of their shares of F&G stock as of the date of valuation under the law of the Cayman Islands, together with interest. On September 5, 2022 the Grand Court of the Cayman Islands decided in favor of F&G. Kingstown Capital Management LP failed to appeal, and its appeal period expired on October 20, 2022. The result in this case had no material adverse effect on our financial condition.
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

Commitments
We have unfunded investment commitments as of March 31, 2023 based upon the timing of when investments are executed compared to when the actual investments are funded, as some investments require that funding occur over a period of months or years. A summary of unfunded commitments by invested asset class as of March 31, 2023 is included below (in millions):

March 31, 2023
Asset Type
Unconsolidated VIEs:
Limited partnerships	$1,710
Whole loans	743
Fixed maturity securities, ABS	212
Direct Lending	1,000
Other fixed maturity securities, AFS	28
Commercial mortgage loans	29
Other assets	142
Residential mortgage loans	1
Committed amounts included in liabilities	1
Total	$3,866
Note O — F&G Insurance Subsidiary Financial Information and Regulatory Matters
Our U.S. insurance subsidiaries, FGL Insurance, FGL NY Insurance, and Raven Re, file financial statements with state insurance regulatory authorities and the National Association of Insurance Commissioners (“NAIC”) that are prepared in accordance with Statutory Accounting Principles (“SAP”) prescribed or permitted by such authorities, which may vary materially from GAAP. Prescribed SAP includes the Accounting Practices and Procedures Manual of the NAIC as well as state laws, regulations and administrative rules. Permitted SAP encompasses all accounting practices not so prescribed. The principal differences between SAP financial statements and financial statements prepared in accordance with GAAP are that SAP financial statements do not reflect VOBA, DAC, and DSI, some bond portfolios may be carried at amortized cost, assets and liabilities are presented net of reinsurance, contractholder liabilities are generally valued using more conservative assumptions and certain assets are non-admitted. Accordingly, SAP operating results and SAP capital and surplus may differ substantially from amounts reported in the GAAP basis financial statements for comparable items.
F&G Cayman Re Ltd and F&G Life Re Ltd (Bermuda) file financial statements with their respective regulators that are based on U.S. GAAP.
FGL Insurance applies Iowa-prescribed accounting practices that permit Iowa-domiciled insurers to report equity call options used to economically hedge FIA index credits at amortized cost for statutory accounting purposes and to calculate FIA statutory reserves such that index credit returns will be included in the reserve only after crediting to the annuity contract. Effective October 1, 2022, the Company incorporated IUL products under these Iowa-prescribed accounting practices. This resulted in a $3 million and $152 million decrease to statutory capital and surplus at March 31, 2023 and December 31, 2022, respectively.
FGL Insurance’s statutory carrying value of Raven Reinsurance Company ("Raven Re") reflects the effect of permitted practices Raven Re received to treat the available amount of a letter of credit as an admitted asset, which increased Raven Re’s statutory capital and surplus by $200 million and $200 million at March 31, 2023 and December 31, 2022, respectively.
Raven Re is also permitted to follow Iowa prescribed statutory accounting practice for its reserves on reinsurance assumed from FGL Insurance. Without such permitted statutory accounting practices, Raven Re’s statutory capital and surplus (deficit) and its risk-based capital would fall below the minimum regulatory requirements. The letter of credit facility is collateralized by NAIC 1 rated debt securities. If the permitted practice was revoked, the letter of credit could be replaced by the collateral assets with Nomura’s consent. FGL Insurance’s statutory carrying value of Raven Re was $93 million and $121 million at March 31, 2023 and December 31, 2022, respectively.
As of March 31, 2023, FGL NY Insurance did not follow any prescribed or permitted statutory accounting practices that differ from the NAIC's statutory accounting practices.
The prescribed and permitted statutory accounting practices have no impact on our unaudited Condensed Consolidated Financial Statements, which are prepared in accordance with GAAP.
Note P — ASU 2018-12 Transition
F&G adopted ASU 2018-12 on January 1, 2023 with a transition date of January 1, 2021, or the beginning of the earliest period that will be presented in the annual December 31, 2023 Consolidated Financial Statements. We elected to adopt ASU 2018-12 using the full retrospective transition method and balances for FPB, DAC and balances amortized on a basis consistent with DAC (VOBA, DSI, and URL), and MRBs were adjusted to conform to ASU 2018-12 starting as of the FNF Acquisition Date. No hindsight was used for the full retrospective adoption of MRBs. As a result of adoption, the Company recorded a cumulative-effect adjustment, which increased opening 2021 retained earnings by $73 million, net of tax.
The following table summarizes the balance of and changes in the FPB on January 1, 2021 due to adoption of ASU 2018-12 (in millions):

	Immediate annuities	Traditional Life	Total (3)
Balance, December 31, 2020	$1,861	$2,144	$4,005
Cumulative effect of retrospective adoption (1)	201	(279)	(78)
Effect of remeasurement of liability at current discount rate (2)	113	88	201
Balance, January 1, 2021	$2,175	$1,953	$4,128
Less: Reinsurance Recoverable	322	793	1,115
Balance, January 1, 2021, net of reinsurance	$1,853	$1,160	$3,013

(1) Adjustments for the cumulative effect of adoption of the new measurement guidance under the full retrospective method for contract issue years from the FNF Acquisition Date through December 31, 2020, net of the effects of any change in the DPL.
(2) The remeasurement of the liability at the current discount rate is reflected as an adjustment to opening AOCI upon the adoption of ASU 2018-12.
(3) PRT was not written as of the transition date, January 1, 2021, and as a result is not presented in the transition adjustment roll forward.
The following table summarizes the balance of and changes in VOBA on January 1, 2021 due to adoption of ASU 2018-12 (in millions):

	FIA	Fixed rate annuities	Immediate annuities	Universal Life	Traditional Life	Total
Balance, December 31, 2020	$1,208	$15	$86	$139	$18	$1,466
Adjustment for reversal of AOCI adjustments (1)	208	24	—	29	22	283
Cumulative effect of retrospective adoption (2)	(14)	7	(5)	(9)	(1)	(22)
Transition opening balance adjustment (3)	69	2	144	5	43	263
Balance, January 1, 2021	$1,471	$48	$225	$164	$82	$1,990

(1) Prior period "shadow" adjustments in AOCI have been reversed upon the adoption of ASU 2018-12 from opening AOCI.
(2) Adjustments for the cumulative effect of adoption of the simplified amortization methodology under the full retrospective method for contract issue years from the FNF acquisition date through December 31, 2020
(3) Adjustments for the change in VOBA due to the full retrospective adjustment of carrying amounts of acquired contracts as of the FNF Acquisition Date due to the adoption of ASU 2018-12.

The following table summarizes the balance of and changes in DAC on January 1, 2021 due to adoption of ASU 2018-12 (in millions):

	FIA	Fixed rate annuities	Universal Life	Total
Balance, December 31, 2020	$167	$14	$41	$222
Adjustment for reversal of AOCI adjustments (1)	15	2	8	25
Cumulative effect of retrospective adoption (2)	(1)	—	(1)	(2)
Balance, January 1, 2021	$181	$16	$48	$245

(1) Prior period "shadow" adjustments in AOCI have been reversed upon the adoption of ASU 2018-12 from opening AOCI.
(2) Adjustments for the cumulative effect of adoption of the simplified amortization methodology under the full retrospective method for contract issue years from the FNF Acquisition Date through December 31, 2020
The following table summarizes the balance of and changes in DSI on January 1, 2021 due to adoption of ASU 2018-12 (in millions):

	FIA	Total
Balance, December 31, 2020	$36	$36
Adjustment for reversal of AOCI adjustments (1)	5	5
Cumulative effect of retrospective adoption (2)	4	4
Balance, January 1, 2021	$45	$45

(1) Prior period "shadow" adjustments in AOCI have been reversed upon the adoption of ASU 2018-12 from opening AOCI.
(2) Adjustments for the cumulative effect of adoption of the simplified amortization methodology under the full retrospective method for contract issue years from the FNF Acquisition Date through December 31, 2020
The following table summarizes the balance of and changes in URL on January 1, 2021 due to adoption of ASU 2018-12 (in millions):

	Universal Life	Total
Balance, December 31, 2020	$2	$2
Adjustment for reversal of AOCI adjustments (1)	25	25
Cumulative effect of retrospective adoption (2)	2	2
Balance, January 1, 2021	$29	$29

(1) Prior period "shadow" adjustments in AOCI have been reversed upon the adoption of ASU 2018-12 from opening AOCI.
(2) Adjustments for the cumulative effect of adoption of the simplified amortization methodology under the full retrospective method for contract issue years from the FNF Acquisition Date through December 31, 2020
The following table summarizes the balance of and changes in the asset and liability position of MRBs on January 1, 2021 due to adoption of ASU 2018-12 (in millions):

	FIA	Fixed rate annuities	Total
Balance, December 31, 2020 - Carrying amount of MRBs under prior guidance (1)	$531	$—	$531
Adjustment for reversal of AOCI adjustments (2)	(116)	—	(116)
Cumulative effect of the changes in the instrument-specific credit risk between the original contract issuance date and the transition date (3)	159	—	159
Remaining cumulative difference (exclusive of the instrument specific credit risk change) between June 1, 2020 carrying amount and fair value measurement for the MRBs (4)	(96)	1	(95)
Balance, January 1, 2021 - Market risk benefits at fair value	$478	$1	$479
Less: Reinsurance Recoverable	—	—	—
Balance, January 1, 2021, net of reinsurance	$478	$1	$479

(1) The pre-adoption balance as of December 31, 2020 balance for MRBs represents the contract features that meet the definition of an MRB under ASU 2018-12 and the related carrying amount of those features prior to the ASU. Those contract features were previously accounted for at fair value as a derivative or embedded derivative under ASC 815 or as an additional liability for annuitization benefits or death or other insurance benefits under ASC 944.
(2) Prior period "shadow" adjustments in AOCI have been reversed upon the adoption of ASU 2018-12 from opening AOCI.
(3) The cumulative effective of the change in instrument-specific credit risk between the FNF Acquisition Date or, if later, the original contract issuance date and the transition date to ASU 2018-12, which is recorded as an adjustment to opening AOCI.
(4) The cumulative difference (exclusive of instrument-specific credit risk change) between the pre-adoption carrying amount and the fair value measurement for MRBs is recorded as an adjustment to opening retained earnings.

The following table presents the effect of transition adjustments on Equity on January 1, 2021 due to the adoption of ASU 2018-12 (in millions):

	January 1, 2021
	Retained Earnings	AOCI
Contractholder funds	$100	$115
MRB	29	(159)
FPB	(15)	(159)
VOBA	(21)	233
DAC	(1)	5
Increase to Equity, gross of tax	$92	$35
Tax impact	19	9
Increase to Equity, net of tax	$73	$26
For MRBs, the transition adjustment reflected within the Condensed Consolidated Statements of Comprehensive Earnings relates to the cumulative effect of changes in the instrument-specific credit risk between contract issue date and transition date. The remaining difference between the fair value and carrying amount of the MRBs at transition, excluding the amounts recorded in the Condensed Consolidated Statements of Comprehensive Earnings, was recorded as an adjustment to Retained Earnings as of the transition date.
For the FPB, the net transition adjustment is primarily related to the difference in the discount rate used pre-transition and the discount rate at January 1, 2021, partially offset by the removal of provisions for adverse deviation from the cash flow assumptions used in the FPB calculation. At transition, we did not identify any instances, at the cohort level, where net premiums exceeded gross premiums.
Before the adoption of ASU 2018-12, VOBA was amortized consistent with DAC, which was amortized over the lives of the policies in relation to the expected emergence of estimated gross profits (“EGPs”). Based on our historical practice of using consistent amortization methods for VOBA and DAC, we elected to change the amortization method for VOBA associated with fixed rate annuities, FIAs, and IUL/Universal Life (“UL”) products to maintain consistency with the amortization method for DAC. At transition, VOBA associated with these product types is amortized on a constant level basis for the grouped contracts over the expected term of the related contracts to approximate straight-line amortization. Additionally, at transition, shadow adjustments previously recorded in the Condensed Consolidated Statements of Comprehensive Earnings, consistent with the historic amortization of DAC, have been removed.
For DAC, DSI and URL, we removed shadow adjustments previously recorded in the Condensed Consolidated Statements of Comprehensive Earnings for the impact of unrealized gains and losses that were included in the pre-transition expected gross profits amortization calculation as of the transition date.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, hopes, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results could vary materially from those forward-looking statements contained herein due to many factors, including, but not limited to: the potential impact of our business relationships, including with our employees, customers and competitors; changes in general economic, business and political conditions, including changes in the financial markets; weakness or adverse changes in the level of activity in our sector or the sectors of our affiliated companies, which may be caused by, among other things, high or increasing interest rates, or a weak U.S. economy; significant competition that our operating subsidiaries face; compliance with extensive government regulation; and other risks detailed in the "Statement Regarding Forward-Looking Information," "Risk Factors" and other sections of our Annual Report on Form 10-K (our "Annual Report") for the year ended December 31, 2022 and other filings with the SEC. The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2022.
The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2022.
Overview
For a description of our business, including descriptions of recent business developments, see the discussion in Note A - Basis of Financial Statements in the accompanying unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated by reference into this Part I, Item 2.
We adopted Accounting Standards Update (“ASU”) 2018-12, Financial Services-Insurance (Topic 944), Targeted Improvements to the Accounting for Long-Duration Contracts (“ASU 2018-12”) on January 1, 2023, with a transition date of January 1, 2021, or the beginning of the earliest period that will be presented in the annual December 31, 2023 Consolidated Financial Statements. We elected to adopt ASU 2018-12 using the full retrospective transition method and balances for liability for future policy benefits (“FPB”), deferred acquisition costs ("DAC”) and balances amortized on a basis consistent with DAC (value of business acquired ("VOBA”), deferred sales inducements (“DSI”), and unearned revenue liabilities (“URL”), and market risk benefits (“MRBs”) were adjusted to conform to ASU 2018-12 starting as of the FNF acquisition date, June 1, 2020 (the “FNF Acquisition Date”). The 2022 and 2021 financial information contained herein have been adjusted for our full retrospective adoption of this update
Business Trends and Conditions
The following factors represent some of the key trends and uncertainties that have influenced the development of the Company and its historical financial performance, and we believe these key trends and uncertainties will continue to influence the business and financial performance of the Company in the future.
Market Conditions
Market volatility has affected, and may continue to affect, our business and financial performance in varying ways. Volatility can pressure sales and reduce demand as consumers hesitate to make financial decisions. To enhance the attractiveness and profitability of our products and services, we continually monitor the behavior of our customers, as evidenced by annuitization rates and lapse rates, which vary in response to changes in market conditions. See “Risk Factors” in this Quarterly Report on Form 10-Q and Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2022 for further discussion of risk factors that could affect market conditions.

Interest Rate Environment
Some of our products include guaranteed minimum crediting rates, most notably our fixed rate annuities. As of March 31, 2023 and December 31, 2022, our reserves, net of reinsurance, and average crediting rate on our fixed rate annuities were $11 billion and 3%, respectively, and $6 billion and 3%, respectively. We are required to pay the guaranteed minimum crediting rates even if earnings on our investment portfolio decline, which would negatively impact earnings. In addition, we expect more policyholders to hold policies with comparatively high guaranteed rates for a longer period in a low interest rate environment. Conversely, a rise in average yield on our investment portfolio would increase earnings if the average interest rate we pay on our products does not rise correspondingly. Similarly, we expect that policyholders would be less likely to hold policies with existing guarantees as interest rates rise and the relative value of other new business offerings are increased, which would negatively impact our earnings and cash flows.
See “Quantitative and Qualitative Disclosure about Market Risk” and “Risk Factors” in this Quarterly Report on Form 10-Q for a more detailed discussion of interest rate risk.
Aging of the U.S. Population
We believe that the aging of the U.S. population will increase the demand for our fixed index annuity (“FIA”) and indexed universal life (“IUL”) products. As the “baby boomer” generation prepares for retirement, we believe that demand for retirement savings, growth, and income products will grow. Over 10,000 people will turn 65 each day in the United States over the next 15 years, and according to the U.S. Census Bureau, the proportion of the U.S. population over the age of 65 is expected to grow from 18% in 2022 to 21% in 2035. The impact of this growth may be offset to some extent by asset outflows as an increasing percentage of the population begins withdrawing assets to convert their savings into income.
Industry Factors and Trends Affecting Our Results of Operations
We operate in the sector of the insurance industry that focuses on the needs of middle-income Americans. The underserved middle-income market represents a major growth opportunity for us. As a tool for addressing the unmet need for retirement planning, we believe that many middle-income Americans have grown to appreciate the financial certainty that we believe annuities such as our FIA products afford. For example, the FIA market grew from nearly $12 billion of sales in 2002 to $79 billion of sales in 2022. Additionally, this market demand has positively impacted the IUL market as it has expanded from $100 million of annual premiums in 2002 to $3 billion of annual premiums in 2022.
See Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2022 for a more detailed discussion of industry factors and trends affecting our Results of Operations.
Critical Accounting Policies and Estimates
The accounting estimates described in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2022 and as updated below for changes required by the adoption of ASC 2018-12, are those we consider critical in preparing our Condensed Consolidated Financial Statements. Management is required to make estimates and assumptions that can affect the reported amounts of assets and liabilities and disclosures with respect to contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates. See Note A - Basis of Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional description of certain significant accounting policies that have been followed in preparing our Condensed Consolidated Financial Statements.
Reserves for Future Policy Benefits and Certain Information on Contractholder Funds

The determination of future policy benefit reserves is dependent on actuarial assumptions. The principal assumptions used to establish liabilities for future policy benefits are established at issue of the contract and include discount rates, mortality, and cash surrender or policy lapse for our traditional life insurance products. The assumptions used require considerable judgment. We review policyholder behavior experience at least annually and update these assumptions when deemed necessary based on additional information that becomes available. Discount rate assumptions are updated at each reporting period and also incorporate changes in risk free rates and option market values. Changes in, or deviations from, the assumptions previously used can significantly affect our reserve levels and related results of operations in a positive or negative direction.
Mortality refers to the incidence of death on covered lives, which triggers contractual death benefit provisions. On our deferred annuities and life insurance products, these provisions may allow for lump sum payments, payments over a period of time, or spousal continuation of the contract. On our life-contingent immediate annuities, the death of a named annuitant or pension risk transfer (“PRT”) certificate holder may trigger the cessation or reduction of future life-contingent payments due, depending on the presence of a joint annuitant/certificate holder and any remaining guaranteed non-life contingent payment periods. We utilize a combination of internal and industry experience when setting our mortality assumptions.
A surrender rate is the percentage of account value surrendered by the policyholder in exchange for receipt of a cash surrender value. A lapse rate is the percentage of account value canceled by us due to nonpayment of premiums required to maintain coverage on our life insurance products. We make estimates of expected full and partial surrenders of our deferred annuity products, based on a combination of internal and industry experience. Management’s best estimate of surrender behavior generally represents a medium-to-long term perspective, as we expect to experience a range of policyholder behavior and market conditions period to period. If actual surrender rates are significantly different from those estimated, such differences could have a significant effect on our reserve levels and related results of operations.
Discount rates refers to the interest rates used to discount future cash flows to the current period to determine a present value. For liability for future policy benefit (“FPB”) reserves the discount rate used is based on the yield curve for A-rated corporate bonds as of the valuation date. Changes in the discount rates from the at-issue or at-purchase discount rates flow through other comprehensive income (“OCI”).
Our aggregate reserves for contractholder funds, future policy benefits and market risk benefits on a direct and net basis as of March 31, 2023 and December 31, 2022 are summarized as follows (dollars in millions):

	As of March 31, 2023
	Direct	Deposit Asset/ Reinsurance Recoverable	Net
Fixed indexed annuities (“FIA”)	$25,765	$(16)	$25,749
Fixed rate annuities	10,646	(4,691)	5,955
Single premium immediate annuities (“SPIA”) and other	1,854	(86)	1,768
IUL and other life	3,595	(1,568)	2,027
Funding agreement backed notes ("FABN")	4,751	—	4,751
PRT	2,463	—	2,463
Total	$49,074	$(6,361)	$42,713

	As of December 31, 2022
	Direct	Deposit Asset/ Reinsurance Recoverable	Net
FIA	$24,704	$(16)	$24,688
Fixed rate annuities	9,360	(3,723)	5,637
SPIA and other	1,829	(118)	1,711
IUL and other life	3,486	(1,560)	1,926
FABN	4,595	—	4,595
PRT	2,172	—	2,172
Total	$46,146	$(5,417)	$40,729

FIA and IUL products contain an embedded derivative; a feature that permits the holder to elect an interest rate return or an equity-index linked component, where interest credited to the contract is linked to the performance of various equity indices. The FIA/IUL embedded derivatives are valued at fair value and included in the liability for Contractholder funds in our Condensed Consolidated Balance Sheets with changes in fair value included as a component of Benefits and other changes in policy reserves in our unaudited Condensed Consolidated Statements of Operations.

For life-contingent immediate annuity policies (which includes life-contingent PRT annuities), gross premiums received in excess of net premiums are deferred at initial recognition as a deferred profit liability (“DPL”). Gross premiums are measured using assumptions consistent with those used in the measurement of the related liability for future policy benefits.

Valuation of Fixed Maturity, Preferred and Equity Securities, and Derivatives and Reinsurance Recoverable

Our investments in fixed maturity securities have been designated as available-for-sale ("AFS") and are carried at fair value, net of allowance for expected credit losses, with unrealized gains and losses included within accumulated other comprehensive income (loss) ("AOCI"), net of deferred income taxes. Our equity securities are carried at fair value with unrealized gains and losses included in net income (loss). Realized gains and losses on the sale of investments are determined on the basis of the cost of the specific investments sold and are credited or charged to income on a trade date basis.

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

We validate external valuations at least quarterly through a combination of procedures that include the evaluation of methodologies used by the pricing services, comparisons to valuations from other independent pricing services, analytical reviews and performance analysis of the prices against trends, and maintenance of a securities watch list. See Note B - Fair Value of Financial Instruments and Note C - Investments to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

The fair value of derivative assets and liabilities is based upon valuation pricing models and represents what we would expect to receive or pay at the balance sheet date if we canceled the options, entered into offsetting positions, or exercised the options. Fair values for these instruments are determined internally using a conventional model and market observable inputs, including interest rates, yield curve volatilities and other factors. Credit risk related to the counterparty is considered when estimating the fair values of these derivatives. However, we are largely protected by collateral arrangements with counterparties when individual counterparty exposures exceed certain thresholds. The fair value of futures contracts (specifically for FIA contracts) at the balance sheet date represents the cumulative unsettled variation margin (open trade equity net of cash settlements). The fair values of the embedded derivatives in our FIA and IUL contracts are derived using market value of options, use of current and budgeted option cost, swap rates, mortality rates, surrender rates, partial withdrawals, and non-performance spread and are classified as Level 3. The discount rate used to determine the fair value of our FIA/IUL embedded derivative liabilities includes an adjustment to reflect the risk that these obligations will not be fulfilled (“non-performance risk”). For the quarter ended March 31, 2023 and the year ended December 31, 2022, our non-performance risk adjustment was based on the expected loss due to default in debt obligations for similarly rated financial companies. See Note B - Fair Value of Financial Instruments and Note D - Derivative Financial Instruments to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

As discussed in Note E - Reinsurance of our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, FGL Insurance entered into a reinsurance agreement with Kubera effective December 31, 2018, to cede certain MYGAs and other fixed rate annuity GAAP and statutory reserves on a coinsurance funds withheld basis, net of applicable existing reinsurance. Effective October 31, 2021, this agreement was novated from Kubera to Somerset. Additionally, FGL Insurance entered into a reinsurance agreement with Aspida Re effective January 1, 2021, and amended in August 2021 and September 2022, to cede a quota share of MYGA business on a funds withheld basis. Fair value movements in the funds withheld balances associated with these arrangements create an obligation for FGL Insurance to pay Somerset and Aspida Re at a later date, which results in embedded derivatives. These embedded derivatives are considered total return swaps with contractual returns that are attributable to the assets and liabilities associated with the reinsurance arrangements. The fair value of the total return swaps are based on the change in fair value of the underlying assets held in the funds withheld portfolio. Investment results for the assets that support the coinsurance with funds withheld reinsurance arrangement, including gains and losses from sales, are passed directly to the reinsurer pursuant to contractual terms of the reinsurance arrangement. The reinsurance related embedded derivatives are reported in Prepaid expenses and other assets if in a net gain position, or Accounts payable and accrued liabilities, if in a net loss position on the Condensed Consolidated Balance Sheets. The related gains or losses are reported in Recognized gains and (losses), net on the unaudited Condensed Consolidated Statements of Operations.

Market Risk Benefits

MRBs are contracts or contract features that both provide protection to the contract holder from other-than-nominal capital market risk (equity, interest and foreign exchange risk) and expose the Company to other-than-nominal capital market risk. MRBs include certain contract features primarily on FIA contracts that provide minimum guarantees to policyholders, such as Guaranteed Minimum Death Benefit (“GMDBs”) and Guaranteed Minimum Withdrawal Benefits (“GMWBs”) riders. MRBs are measured at fair value using a risk neutral valuation method, which is based on current net amounts at risk, market data, internal and industry experience, and other factors.

The principal policyholder behavior assumptions used to calculate MRBs are established at issue of the contract and include mortality, contract full and partial surrenders, and utilization of the GMWB rider benefits. The assumptions used reflect a combination of internal experience, industry experience, and judgment. We review overall policyholder behavior experience at least annually and update these assumptions when deemed necessary based on additional information that becomes available. Changes in, or deviations from, the assumptions previously used can significantly affect our MRBs and related results of operations in a positive or negative direction.

Mortality refers to the incidence of death amongst policyholders on covered lives, which triggers contractual death benefit provisions. These provisions may allow for lump sum payments, payments over a period of time, or spousal continuation of the contract. We utilize a combination of actual internal and industry experience when setting our mortality assumptions.

A surrender rate is the percentage of account value surrendered by the policyholder in exchange for receipt of a cash surrender value. We make estimates of expected full and partial surrenders of our deferred annuity products based on a combination of internal and industry experience. Management’s best estimate of surrender generally represents a medium-to-long term perspective, as we expect to experience a range of policyholder behavior and market conditions period to period. If actual surrender rates are significantly different from those estimated, such differences could have a significant effect on our MRBs and related results of operations.

We have been issuing GMWB products since 2008. We make assumptions for policyholder behavior as it relates to GMWB utilization using a higher degree of industry experience and judgment than our other behavioral assumptions because internal experience, which we review annually, is still emerging. If emerging experience deviates from our assumptions on GMWB utilization, it could have a significant effect on MRBs and related results of operations.

Business Overview
We have five distribution channels across retail and institutional markets. Our three retail channels include agent-based Independent Marketing Organizations (“IMOs”), banks and broker dealers. We have deep, long-tenured relationships with our network of leading IMOs and their agents to serve the needs of the middle-income market and develop competitive annuity and life products to align with their evolving needs. Upon FNF’s acquisition of F&G on June 1, 2020 (the “FNF Acquisition), and F&G’s subsequent rating upgrades in mid-2020, we launched into banks and broker dealers. Further, in 2021, we launched two institutional channels to originate Funding Agreement Backed Notes (“FABN”) and PRT transactions. The FABN Program offers funding agreements to institutional clients by means of capital markets transactions through investment banks. The funding agreements issued under the FABN Program are in addition to those issued to the Federal Home Loan Bank of Atlanta (“FHLB”). The PRT solutions business was launched by building an experienced team and then working with brokers and institutional consultants for distribution. These markets leverage our existing team's spread-based capabilities as well as our strategic partnership with Blackstone.
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
Under GAAP, premium collections for deferred annuities (FIAs and fixed rate annuities), immediate annuities and PRT without life contingency, and deposits received for funding agreements are reported in the financial statements as deposit liabilities (i.e., contractholder funds) instead of as sales or revenues. Similarly, cash payments to customers are reported as decreases in the liability for contractholder funds and not as expenses. Sources of revenues for products accounted for as deposit liabilities are net investment income, surrender, cost of insurance and other charges deducted from contractholder funds (i.e. amortization of URL), and net realized gains (losses) on investments. Components of expenses for products accounted for as deposit liabilities are interest-sensitive and index product benefits (primarily interest credited to account balances or the hedging cost of providing index credits to the policyholder), amortization of VOBA, DAC, DSI and URL, other operating costs and expenses, and income taxes.

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

As noted above, MRBs are contracts or contract features that both provide protection to the contract holder from other-than-nominal capital market risk (equity, interest and foreign exchange risk) and expose the Company to other-than-nominal capital market risk. MRBs are measured at fair value using a risk neutral valuation method, which is based on current net amounts at risk, market data, internal and industry experience, and other factors. The change in fair value of MRBs generally reflects impacts from actual policyholder behavior (including surrenders of the benefit), changes in interest rates, and changes in equity market returns. Generally higher interest rates and equity returns result in gains whereas lower interest rates and equity returns result in losses.

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
Our profitability depends in large part upon the amount of AUM (see “—Non-GAAP Financial Measures”), the excess of net investment income earned over the sum of interest credited to policyholders and the cost of hedging our risk on indexed product policies, earned on our average assets under management (“AAUM” — see “—Non-GAAP Financial Measures”), our ability to manage our operating expenses and the costs of acquiring new business (principally commissions to agents and bonuses credited to policyholders). As we grow AUM, earnings generally increase. AUM increases when cash inflows, which include sales, exceed cash outflows. Managing the excess of net investment income earned over the sum of interest credited to policyholders and the cost of hedging our risk on indexed product policies, involves the ability to maximize returns on our AUM and minimize risks such as interest rate changes and defaults or impairment of investments. It also includes our ability to manage interest rates credited to policyholders and costs of the options and futures purchased to fund the annual index credits on the FIA/IULs. We analyze returns on AAUM to measure our profitability.
Non-GAAP Financial Measures
In addition to reporting financial results in accordance with GAAP, this report includes non-GAAP financial measures, which the Company believes are useful to help investors better understand its financial performance, competitive position and prospects for the future. Management believes these non-GAAP financial measures may be useful in certain instances to provide additional meaningful comparisons between current results and results in prior operating periods. Our non-GAAP measures may not be comparable to similarly titled measures of other organizations because other organizations may not calculate such non-GAAP measures in the same manner as we do. The presentation of this financial information is not intended to be considered in isolation of or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. By disclosing these non-GAAP financial measures, the Company believes it offers investors a greater understanding of, and an enhanced level of transparency into, the means by which the Company’s management operates the Company. Any non-GAAP measures should be considered in context with the GAAP financial presentation and should not be considered in isolation or as a substitute for GAAP net earnings, net earnings attributable to common shareholders, or any other measures derived in accordance with GAAP as measures of operating performance or liquidity. Reconciliations of these non-GAAP financial measures to the most directly comparable GAAP measures are provided within this Quarterly Report on Form 10-Q.

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
(ii) Market related liability adjustments: the impacts related to changes in the fair value, including both realized and unrealized gains and losses, of index product related derivatives and embedded derivatives, net of hedging cost; the impact of initial pension risk transfer deferred profit liability losses, including amortization from previously deferred pension risk transfer deferred profit liability losses; and the changes in the fair value of market risk benefits by deferring current period changes and amortizing that amount over the life of the market risk benefit;
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
(vi) Income taxes: the income tax impact related to the above-mentioned adjustments is measured using an effective tax rate, as appropriate by tax jurisdiction.
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

Adjusted Return on Assets
Adjusted return on assets is calculated by dividing year-to-date annualized adjusted net earnings by year-to-date Average Assets Under Management (“AAUM”). Return on assets is comprised of net investment income, less cost of funds, and less expenses (including operating expenses, interest expense and income taxes) consistent with our adjusted net earnings definition and related adjustments. Cost of funds includes liability costs related to cost of crediting as well as other liability costs. Management considers this non-GAAP financial measure to be useful internally and to investors and analysts when assessing financial performance and profitability earned on AAUM.
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

Average Assets Under Management (AAUM)
AAUM is calculated as AUM at the beginning of the period and the end of each month in the period, divided by the total number of months in the period plus one. Management considers this non-GAAP financial measure to be useful internally and to investors and analysts when assessing the rate of return on assets available for reinvestment.
Sales
Annuity, IUL, funding agreement and non-life contingent PRT sales are not derived from any specific GAAP income statement accounts or line items and should not be viewed as a substitute for any financial measure determined in accordance with GAAP. Sales from these products are recorded as deposit liabilities (i.e., contractholder funds) within the Company's consolidated financial statements in accordance with GAAP. Life contingent PRT sales are recorded as premiums in revenues within the consolidated financial statements. Management believes that presentation of sales, as measured for management purposes, enhances the understanding of our business and helps depict longer term trends that may not be apparent in the results of operations due to the timing of sales and revenue recognition.
Total Equity excluding AOCI
Total equity excluding AOCI is based on total equity excluding the effect of AOCI. Since AOCI fluctuates from quarter to quarter due to unrealized changes in the fair value of available for sale investments and discount rate assumption changes for the FPB, management considers this non-GAAP financial measure to provide useful supplemental information internally and to investors and analysts assessing the level of earned equity on total equity.
Yield on AAUM
Yield on AAUM is calculated by dividing annualized net investment income by AAUM. Management considers this non-GAAP financial measure to be useful internally and to investors and analysts when assessing the level of return earned on AAUM.

Results of Operations
The results of operations for the three months ended March 31, 2023 and March 31, 2022 were as follows (in millions):

	Three months ended
	March 31, 2023	March 31, 2022
Revenues:
Life insurance premiums and other fees	$365	$596
Interest and investment income	519	451
Recognized gains and (losses), net	(15)	(297)
Total revenues	869	750
Benefits and expenses:
Benefits and other changes in policy reserves	812	203
Market risk benefit (gains) losses	59	70
Depreciation and amortization	90	76
Personnel costs	53	30
Other operating expenses	36	18
Interest expense	22	8
Total benefits and expenses	1,072	405

Earnings (loss) before income taxes	$(203)	$345
Income tax expense (benefit)	(8)	106
Net earnings (loss) attributable to common shareholders	$(195)	$239
The following table summarizes sales by product type (in millions) (see “Non-GAAP Financial Measures”):

	Three months ended
	March 31, 2023	March 31, 2022
FIA	$1,211	$962
Fixed rate annuities ("MYGA")	1,513	473
Total annuity	2,724	1,435
IUL	37	27
Funding agreements	256	600
PRT	264	527
Gross Sales	$3,281	$2,589
Sales attributable to flow reinsurance to third parties	(1,072)	(236)
Net Sales	$2,209	$2,353
•FIA and MYGA sales increased during the three months ended March 31, 2023 compared to the three months ended March 31, 2022, reflecting execution of the Company’s diversified growth strategy with a disciplined approach to pricing in the current macro environment, given increased demand for our Retail products due to higher interest rates and market volatility.
•Funding agreements, reflecting new FABN and FHLB agreements during the three months ended March 31, 2023, were lower compared to the three months ended March 31, 2022, and are subject to fluctuation period to period.
•PRT sales decreased during the three months ended March 31, 2023 compared to the three months ended March 31, 2022, reflecting lower PRT transactions and are also subject to fluctuation period to period.

Revenues
Life insurance premiums and other fees
Life insurance premiums and other fees primarily reflect premiums on life-contingent PRTs and traditional life insurance products, which are recognized as revenue when due from the policyholder, as well as policy rider fees primarily on FIA policies, the cost of insurance on IUL policies and surrender charges assessed against policy withdrawals in excess of the policyholder's allowable penalty-free amounts (up to 10% of the prior year's value, subject to certain limitations). The following table summarizes the Life insurance premiums and other fees, on the unaudited Condensed Consolidated Statements of Operations (in millions), for the three months ended March 31, 2023 and March 31, 2022:

	Three months ended
	March 31, 2023	March 31, 2022
Life-contingent pension risk transfer premiums	$263	$525
Traditional life insurance premiums	6	5
Life-contingent immediate annuity premiums	6	5
Surrender charges	23	10
Policyholder fees and other income	67	51
Life insurance premiums and other fees	$365	$596
•Life insurance premiums and other fees for the three months ended March 31, 2023 decreased compared to the three months ended March 31, 2022 reflecting lower PRT premiums. As noted above, PRT premiums are subject to fluctuation period to period.
•Surrender charges increased for the three months ended March 31, 2023 compared to March 31, 2022, primarily reflecting an increase in market value adjustments (“MVA”) assessed on certain surrendered FIA policies. A market value adjustment (“MVA”) will apply in most states to any withdrawal that incurs a surrender charge, subject to certain exceptions. The MVA is based on a formula that takes into account changes in interest rates since contract issuance. Generally, if interest rates have risen, the MVA will decrease surrender value, whereas if rates have fallen, it will increase surrender value. In addition, surrender charges increases as a result of increased amounts assessed against policy withdrawals in excess of the policyholder's allowable penalty-free amounts primarily on our FIA policies.
•Policyholder fees and other income increased for the three months ended March 31, 2023 compared to March 31, 2022, primarily due to increased GMWB rider fees, cost of insurance charges on IUL policies and IUL premium loads. GMWB rider fees are based on the policyholder's benefit base and are collected at the end of the policy year.

Interest and investment income
Below is a summary of interest and investment income (in millions):

	Three months ended
	March 31, 2023	March 31, 2022
Fixed maturity securities, available-for-sale	$432	$319
Equity securities	5	4
Preferred securities	10	11
Mortgage loans	51	39
Invested cash and short-term investments	16	4
Limited partnerships	57	113
Other investments	9	6
Gross investment income	$580	$496
Investment expense	(61)	(45)
Net investment income	$519	$451
Interest and investment income is shown net of amounts attributable to certain funds withheld reinsurance agreements which is passed along to the reinsurer in accordance with the terms of these agreements. Interest and investment income attributable to these agreements, and thus excluded from the totals in the table above, was $(58) million and $(18) million for the three months ended March 31, 2023 and March 31, 2022, respectively.
Our AAUM and yield on AAUM are summarized as follows (annualized) (dollars in millions) (see “Non-GAAP Financial Measures”):

	Three months ended
	March 31, 2023	March 31, 2022
AAUM	$44,393	$37,459
Yield on AAUM (at amortized cost)	4.68%	4.82%
•AAUM was higher for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, reflecting net new business asset flows, stable inforce retention and net debt proceeds.
•Interest and investment income was higher for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to $84 million from invested asset growth and $7 million of all other rate impacts, partially offset by $23 million from lower returns on alternative investments.
Recognized gains and (losses), net
Below is a summary of the major components included in recognized gains and (losses), net (in millions):

	Three months ended
	March 31, 2023	March 31, 2022
Net realized and unrealized (losses) gains on fixed maturity available-for-sale securities, equity securities and other invested assets	$(48)	$(107)
Change in allowance for expected credit losses	(8)	(1)
Net realized and unrealized (losses) gains on certain derivatives instruments	58	(308)
Change in fair value of reinsurance related embedded derivatives	(19)	122
Change in fair value of other derivatives and embedded derivatives	2	(3)
Recognized gains and (losses), net	$(15)	$(297)

Recognized gains and (losses), net is shown net of amounts attributable to certain funds withheld reinsurance agreements which is passed along to the reinsurer in accordance with the terms of these agreements. Recognized gains and (losses) attributable to these agreements, and thus excluded from the totals in the table above, was $(22) million and $128 million for the three months ended March 31, 2023 and March 31, 2022, respectively.
•For the three months ended March 31, 2023, net realized and unrealized gains (losses) on fixed maturity available-for-sale securities, equity securities and other invested assets is primarily the result of realized losses on fixed maturity available-for-sale securities and mark-to-market losses on our equity securities.
•For the three months ended March 31, 2022, net realized and unrealized gains (losses) on fixed maturity available-for-sale securities, equity securities and other invested assets is primarily the result of mark-to-market losses on our equity securities and realized losses on fixed maturity available-for-sale securities.
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
The components of the realized and unrealized gains (losses) on certain derivative instruments hedging our indexed annuity and universal life products are summarized in the table below (dollars in millions):

	Three months ended
	March 31, 2023	March 31, 2022
Call options:
Realized (losses) gains	$(91)	$45
Change in unrealized (losses) gains	146	(359)
Futures contracts:
(Losses) gains on futures contracts expiration	3	2
Change in unrealized gains (losses)	1	1
Foreign currency forward:
Gains on foreign currency forward	(1)	3
Total net change in fair value	$58	$(308)

Annual Point-to-Point Change in S&P 500 Index during the periods	(9)%	14%
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

The average index credits to policyholders are as follows:

	Three months ended
	March 31, 2023	March 31, 2022
Average Crediting Rate	—%	3%
S&P 500 Index:
Point-to-point strategy	—%	3%
Monthly average strategy	—%	3%
Monthly point-to-point strategy	—%	2%
3 year high water mark	13%	15%
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
Benefits and expenses
Benefits and other changes in policy reserves
Below is a summary of the major components included in Benefits and other changes in policy reserves (in millions):

	Three months ended
	March 31, 2023	March 31, 2022
PRT agreements	$266	$532
FIA/IUL market related liability movements	369	(559)
Index credits, interest credited & bonuses	134	206
Other changes in policy reserves	43	24
Total benefits and other changes in policy reserves	$812	$203
•PRT agreements decreased for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 reflecting lower PRT transactions during the periods and are subject to fluctuation period to period.
•The FIA/IUL market related liability movements during the three months ended March 31, 2023 and March 31, 2022, respectively, are mainly driven by changes in the equity markets, non-performance spreads, and risk free rates during the periods. The change in risk free rates and non-performance spreads (decreased) increased the FIA market related liability by $65 million and $306 million during the three months ended March 31, 2023 and March 31, 2022, respectively. The remaining changes in market value of the market related liability movements for all periods was driven by equity market impacts. See “Revenues — Recognized gains and (losses), net” above for summary and discussion of net unrealized gains (losses) on certain derivative instruments.
•Annually, typically in the third quarter, we review assumptions associated with reserves for policy benefits and product guarantees. During the first quarter of 2023, based on increases in interest rates and pricing changes, we updated certain FIA assumptions used to calculate the fair value of the embedded derivative component within contractholder funds. These changes resulted in an increase in contractholder funds of $102 million.
•Index credits, interest credited & bonuses for the three months ended March 31, 2023 were lower compared to the three months ended March 31, 2022 and primarily reflected lower index credits on FIA policies as a result of market movement during the respective periods. Refer to average policyholder index discussion above for details on drivers.

Market risk benefit (gains) losses
Below is a summary of market risk benefit (gains) losses (in millions):

	Three months ended
	March 31, 2023	March 31, 2022
Market risk benefits (gains) losses	$59	$70
•Market risk benefit (gains) losses are primarily driven by attributed fees collected, effects of market related movements (including changes in equity markets and risk free rates), actual policyholder behavior as compared with expected and changes in assumptions during the periods. Market risk benefit losses for the three months ended March 31, 2023 and March 31, 2022 were impacted by attributed fees collected and unfavorable market related movements in both periods. In addition, actual policyholder behavior for the three months ended March 31, 2023 was more in line with expected, as compared to March 31, 2022, resulting in a decrease to the market risk benefit losses. There were no significant changes in assumptions during either period.
Depreciation and amortization
Below is a summary of the major components included in depreciation and amortization (in millions):

	Three months ended
	March 31, 2023	March 31, 2022
Amortization of VOBA, DAC and DSI	$82	$69
Amortization of other intangible assets and other depreciation	8	7
Total depreciation and amortization	$90	$76
•DAC, VOBA and DSI are amortized on a constant level basis for the grouped contracts over the expected term of the related contracts to approximate straight-line amortization.
•Depreciation and amortization increased for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 and primarily reflected increased DAC and DSI associated with the growth in business.
Personnel costs and other operating expenses
Below is a summary of personnel costs and other operating expenses (in millions):

	Three months ended
	March 31, 2023	March 31, 2022
Personnel costs	$53	$30
Other operating expenses	36	18
Total personnel costs and other operating costs	$89	$48
•Personnel costs and other operating expenses for the three months ended March 31, 2023 were higher compared to the three months ended March 31, 2022, and primarily reflect headcount growth to support higher volumes and strategic growth capabilities.

Other items affecting net earnings
Income tax expense (benefit)
Below is a summary of the major components included in income tax expense (benefit) (dollars in millions):

	Three months ended
	March 31, 2023	March 31, 2022
Earnings (loss) from continuing operations before taxes	$(203)	$345

Income tax expense (benefit) before valuation allowance	(45)	68
Change in valuation allowance	37	38
Federal income tax expense (benefit)	$(8)	$106
Effective rate	4%	31%
•Income tax benefit for the three months ended March 31, 2023 was $8 million, compared to income tax expense of $106 million for the three months ended March 31, 2022. The effective tax rate was 4% and 31% for the three months ended March 31, 2023 and March 31, 2022, respectively. The decrease in income tax expense quarter over quarter is primarily related to the decrease in pre-tax income.
Adjusted Net Earnings (See “—Non-GAAP Financial Measures”)
The table below shows the adjustments made to reconcile Net earnings from continuing operations to Adjusted net earnings (in millions):

	Three months ended
	March 31, 2023	March 31, 2022
Net earnings (loss) from continuing operations	$(195)	$239
Non-GAAP adjustments:
Recognized (gains) and losses, net
Net realized and unrealized (gains) losses on fixed maturity available-for-sale securities, equity securities and other invested assets	48	105
Change in allowance for expected credit losses	8	—
Change in fair value of reinsurance related embedded derivatives	19	(122)
Change in fair value of other derivatives and embedded derivatives	(1)	—
Recognized (gains) losses, net	74	(17)
Market related liability adjustments	229	(190)
Purchase price amortization	5	6
Transaction costs and other non-recurring items	2	—
Income taxes on non-GAAP adjustments	(66)	42
Adjusted net earnings	$49	$80

The commentary below is intended to provide additional information on the significant income and expense items that help explain the trends in our ANE for each time period, as we believe these items provide further clarity to the financial performance of the business.
•Adjusted net earnings of $49 million for the three months ended March 31, 2023 includes alternative investments investment income of $99 million. Alternative investments investment income based on management’s long-term expected return of approximately 10% was $132 million. Actual investment income was lower due to decreases in fair value of these investments. Other significant income and expense items included in adjusted net earnings was a $37 million tax valuation allowance expense.
•Adjusted net earnings of $80 million for the three months ended March 31, 2022 includes alternative investments investment income of $102 million. Alternative investments investment income based on management’s long-term expected return of approximately 10% was $100 million. Actual investment income was higher due to increases in fair value of these investments. Other significant income and expense items included $18 million of CLO redemption gains and other income; partially offset by $38 million tax valuation allowance expense.

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
Our investment portfolio is designed to contribute stable earnings, excluding short term mark to market effects, and balance risk across diverse asset classes and is primarily invested in high quality fixed income securities.
As of March 31, 2023 and December 31, 2022, the fair value of our investment portfolio was approximately $44 billion and $41 billion, respectively, and was divided among the following asset classes and sectors (dollars in millions):

	March 31, 2023		December 31, 2022
	Fair Value	Percent	Fair Value	Percent

Fixed maturity securities, available for sale:
United States Government full faith and credit	$71	—%	$32	—%
United States Government sponsored entities	40	—%	42	—%
United States municipalities, states and territories	1,581	3%	1,410	3%
Foreign Governments	172	—%	148	—%
Corporate securities:
Finance, insurance and real estate	5,960	14%	5,085	12%
Manufacturing, construction and mining	931	2%	737	2%
Utilities, energy and related sectors	2,185	5%	2,275	6%
Wholesale/retail trade	2,064	5%	2,008	5%
Services, media and other	3,251	7%	2,794	7%
Hybrid securities	754	2%	705	2%
Non-agency residential mortgage-backed securities	1,624	4%	1,479	4%
Commercial mortgage-backed securities	3,672	8%	3,036	7%
Asset-backed securities	7,631	17%	7,245	18%
Collateral loan obligations ("CLO")	4,261	10%	4,222	10%
Total fixed maturity available for sale securities	$34,197	77%	$31,218	76%
Equity securities (a)	797	2%	823	2%
Limited partnerships:
Private equity	1,161	3%	1,129	3%
Real assets	433	1%	431	1%
Credit	964	2%	867	2%
Limited partnerships	$2,558	6%	$2,427	6%
Commercial mortgage loans	2,178	5%	2,083	5%
Residential mortgage loans	2,323	5%	1,892	5%
Other (primarily derivatives and company owned life insurance)	1,108	3%	809	2%
Short term investments	776	2%	1,556	4%
Total investments	$43,937	100%	$40,808	100%

(a)Includes investment grade non-redeemable preferred stocks ($650 million and $672 million at March 31, 2023 and December 31, 2022, respectively).

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
The NAIC’s Securities Valuation Office (“SVO”) is responsible for the day-to-day credit quality assessment and valuation of securities owned by state regulated insurance companies. Insurance companies report ownership of securities to the SVO when such securities are eligible for regulatory filings. The SVO conducts credit analysis on these securities for the purpose of assigning an NAIC designation or unit price. Typically, if a security has been rated by an NRSRO, the SVO utilizes that rating and assigns an NAIC designation based upon the NAIC published comparison of NRSRO ratings to NAIC designations.

The NAIC determines ratings for non-agency Residential Mortgage Backed Securities (“RMBS”) and CMBS using modeling that estimates security level expected losses under a variety of economic scenarios. For such assets issued prior to January 1, 2013, an insurer’s amortized cost basis in applicable assets can impact the assigned rating. In the tables below, we present the rating of structured securities based on ratings from the NAIC rating methodologies described above (which in some cases do not correspond to rating agency designations). All NAIC designations (e.g., NAIC 1-6) are based on the NAIC methodologies.
The following table summarizes the credit quality by NRSRO rating, or NAIC designation equivalent, of our fixed income portfolio (dollars in millions) at March 31, 2023 and December 31, 2022:

		March 31, 2023			December 31, 2022
NRSRO Rating	NAIC Designation	Amortized Cost	Fair Value	Fair Value Percent	Amortized Cost	Fair Value	Fair Value Percent
AAA/AA/A	1	$23,436	$21,164	62%	$21,294	$18,681	60%
BBB	2	12,713	11,204	33%	12,422	10,737	34%
BB	3	1,647	1,477	4%	1,588	1,425	5%
B	4	226	184	1%	259	236	1%
CCC	5	114	88	—%	87	67	—%
In or near default	6	90	80	—%	73	72	—%
Total		$38,226	$34,197	100%	$35,723	$31,218	100%

Investment Industry Concentration
The tables below present the top ten industry categories of our fixed maturity and equity securities including the fair value and percent of total fixed maturity and equity securities fair value as of March 31, 2023 and December 31, 2022 (dollars in millions). Effective January 1, 2023, we updated our industry classifications as a result of a change in our investment accounting software and related service providers. Our investment strategy has remained consistent and our portfolio mix has not materially changed. The December 31, 2022 table was updated to reflect a consistent presentation with the March 31, 2023 classifications:

	March 31, 2023
Top 10 Industry Concentration	Fair Value	Percent of Total Fair Value
ABS Other	$7,631	22%
CLO securities	4,261	12%
Commercial mortgage-backed securities	3,672	11%
Diversified financial services	2,919	8%
Banks	2,224	6%
Municipal	1,598	5%
Insurance	1,567	4%
Whole loan collateralized mortgage obligations ("CMO")	1,375	4%
Electric	1,058	3%
Telecommunications	600	2%
Total	$26,905	77%

	December 31, 2022
Top 10 Industry Concentration	Fair Value	Percent of Total Fair Value
ABS Other	$7,359	23%
CLO securities	3,856	12%
Commercial mortgage-backed securities	3,399	11%
Diversified financial services	2,620	8%
Banks	1,850	6%
Insurance	1,545	5%
Municipal	1,428	4%
Whole loan collateralized mortgage obligations	1,278	4%
Electric	1,014	3%
Telecommunications	547	2%
Total	$24,896	78%

The amortized cost and fair value of fixed maturity AFS securities by contractual maturities as of March 31, 2023 and December 31, 2022 (dollars in millions), are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	March 31, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Corporate, Non-structured Hybrids, Municipal and U.S. Government securities:
Due in one year or less	$170	$166	$124	$123
Due after one year through five years	2,853	2,724	2,193	2,059
Due after five years through ten years	1,922	1,750	1,840	1,633
Due after ten years	14,893	12,329	14,417	11,379
Subtotal	$19,838	$16,969	$18,574	$15,194
Other securities, which provide for periodic payments:
Asset-backed securities	$12,620	$11,892	$12,209	$11,467
Commercial-mortgage-backed securities	4,004	3,672	3,309	3,036
Residential mortgage-backed securities	1,764	1,664	1,631	1,521
Subtotal	$18,388	$17,228	$17,149	$16,024
Total fixed maturity available-for-sale securities	$38,226	$34,197	$35,723	$31,218
Non-Agency RMBS Exposure
Our investment in non-agency RMBS securities is predicated on the conservative and adequate cushion between purchase price and NAIC 1 rating, general lack of sensitivity to interest rates, positive convexity to prepayment rates and correlation between the price of the securities and the unfolding recovery of the housing market.
The fair value of our investments in subprime securities and Alt-A RMBS securities were $38 million and $52 million as of March 31, 2023, respectively, and $40 million and $54 million as of December 31, 2022, respectively. As of March 31, 2023 and December 31, 2022 approximately 94% and 91%, respectively, of the subprime and Alt-A RMBS exposures were rated NAIC 2 or higher.

ABS and CLO Exposures
Our ABS exposures are largely diversified by underlying collateral and issuer type. Our CLO exposures are generally senior tranches of CLOs which have leveraged loans as their underlying collateral.
As of March 31, 2023, the CLO and ABS positions were trading at a net unrealized loss position of $190 million and $529 million, respectively. As of December 31, 2022, the CLO and ABS positions were trading at a net unrealized loss position of $236 million and $499 million, respectively.
Municipal Bond Exposure
Our municipal bond exposure is a combination of general obligation bonds (fair value of $212 million and $188 million and an amortized cost of $246 million and $231 million as of March 31, 2023 and December 31, 2022, respectively) and special revenue bonds (fair value of $1,196 million and $1,017 million and an amortized cost of $1,375 million and $1,248 million as of March 31, 2023 and December 31, 2022, respectively).
Across all municipal bonds, the largest issuer represented 5% and 6% of the category as of March 31, 2023 and December 31, 2022, respectively, less than 1% of the entire portfolio and is rated NAIC 1. Our focus within municipal bonds is on NAIC 1 rated instruments, and 97% of our municipal bond exposure is rated NAIC 1 as of March 31, 2023.

Mortgage Loans
Commercial Mortgage Loans
We diversify our commercial mortgage loans ("CMLs") portfolio by geographic region and property type to attempt to reduce concentration risk. We continuously evaluate CMLs based on relevant current information to ensure properties are performing at a level to secure the related debt. LTV and DSC ratios are utilized to assess the risk and quality of CMLs. As of March 31, 2023 and December 31, 2022, our mortgage loans on real estate portfolio had a weighted average DSC ratio of 2.3 times and 2.3 times, respectively, and a weighted average LTV ratio of 55% and 57%, respectively.
We consider a CML delinquent when a loan payment is greater than 30 days past due. For mortgage loans that are determined to require foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell at the point of foreclosure. At March 31, 2023 we had one CML that was delinquent in principal or interest payments and none in the process of foreclosure. At December 31, 2022 we had one CML that was delinquent in principal or interest payments or in process of foreclosure. See Note C - Investments to the Condensed Financial Statements included in this report for additional information on our CMLs, including our distribution by property type, geographic region, LTV and DSC ratios.
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
Loans are placed on nonaccrual status when they are over 90 days delinquent. If a loan becomes over 90 days delinquent, it is our general policy to initiate foreclosure proceedings unless a workout arrangement to bring the loan current can be put in place. See Note C — Investments to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information on our RMLs.

Unrealized Losses
The amortized cost and fair value of the fixed maturity securities and the equity securities that were in an unrealized loss position as of March 31, 2023 and December 31, 2022, were as follows (in millions):

	March 31, 2023
	Number of Securities	Amortized Cost	Allowance for Expected Credit Losses	Unrealized Losses	Fair Value
Fixed maturity securities, available for sale:
United States Government full faith and credit	4	$27	$—	$(1)	$26
United States Government sponsored agencies	57	36	—	(3)	33
United States municipalities, states and territories	192	1,576	—	(229)	1,347
Foreign Governments	64	200	—	(40)	160
Corporate securities:
Finance, insurance and real estate	714	6,058	—	(788)	5,270
Manufacturing, construction and mining	136	1,038	—	(164)	874
Utilities, energy and related sectors	341	2,495	—	(503)	1,991
Wholesale/retail trade	444	2,222	—	(416)	1,806
Services, media and other	348	3,505	—	(728)	2,777
Hybrid securities	47	745	—	(83)	662
Non-agency residential mortgage-backed securities	252	1,351	(5)	(104)	1,242
Commercial mortgage-backed securities	532	3,802	—	(336)	3,466
Asset-backed securities	1,182	10,651	(9)	(762)	9,880
Total fixed maturity available for sale securities	4,313	33,706	(14)	(4,157)	29,534
Equity securities	58	844	—	(144)	700
Total investments	4,371	$34,550	$(14)	$(4,301)	$30,234

	December 31, 2022
	Number of Securities	Amortized Cost	Allowance for Expected Credit Losses	Unrealized Losses	Fair Value
Fixed maturity securities, available for sale:
United States Government full faith and credit	6	$34	$—	$(2)	$32
United States Government sponsored agencies	58	39	—	(4)	35
United States municipalities, states and territories	167	1,590	—	(289)	1,301
Foreign Governments	44	169	—	(37)	132
Corporate securities:
Finance, insurance and real estate	526	5,586	(15)	(876)	4,695
Manufacturing, construction and mining	120	850	—	(160)	690
Utilities, energy and related sectors	333	2,825	—	(644)	2,181
Wholesale/retail trade	316	2,418	—	(532)	1,886
Services, media and other	360	3,354	—	(783)	2,571
Hybrid securities	43	706	—	(84)	622
Non-agency residential mortgage-backed securities	241	1,353	(5)	(105)	1,243
Commercial mortgage-backed securities	365	2,850	—	(284)	2,566
Asset-backed securities	1,147	11,511	(1)	(770)	10,740
Total fixed maturity available for sale securities	3,726	33,285	(21)	(4,570)	28,694
Equity securities	59	879	—	(174)	705
Total investments	3,785	$34,164	$(21)	$(4,744)	$29,399

The gross unrealized loss position on the fixed maturity available-for-sale fixed and equity portfolio was $4,301 million and $4,744 million as of March 31, 2023 and December 31, 2022, respectively. Most components of the portfolio exhibited price depreciation caused by lower treasury rates and spread compression. The total amortized cost of all securities in an unrealized loss position was $34,550 million and $34,164 million as of March 31, 2023 and December 31, 2022, respectively. The average market value/book value of the investment category with the largest unrealized loss position was 87% for Finance, insurance and real estate as of March 31, 2023. In the aggregate, Finance, insurance and real estate represented 18% of the total unrealized loss position as of March 31, 2023. The average market value/book value of the investment category with the largest unrealized loss position was 84% for finance, insurance and real estate as of December 31, 2022. In aggregate, finance, insurance and real estate represented 18% of the total unrealized loss position as of December 31, 2022.
The amortized cost and fair value of fixed maturity available for sale securities under watch list analysis and the number of months in a loss position with investment grade securities (NRSRO rating of BBB/Baa or higher) as of March 31, 2023 and December 31, 2022, were as follows (dollars in millions):

	March 31, 2023
	Number of securities	Amortized Cost	Fair Value	Allowance for Credit Loss	Gross Unrealized Losses
Investment grade:
Less than six months	6	$13	$10	$—	$(2)
Six months or more and less than twelve months	—	—	—	—	—
Twelve months or greater	69	691	465	—	(226)
Total investment grade	75	703	475	—	(228)

Below investment grade:
Less than six months	3	20	18	—	(2)
Six months or more and less than twelve months	5	52	42	—	(10)
Twelve months or greater	7	45	38	—	(7)
Total below investment grade	15	117	98	—	(19)
Total	90	$820	$573	$—	$(247)

	December 31, 2022
	Number of Securities	Amortized Cost	Fair Value	Allowance for Credit Loss	Gross Unrealized Losses
Investment grade:
Less than six months	6	$5	$3	$—	$(2)
Six months or more and less than twelve months	49	299	200	—	(99)
Twelve months or greater	76	969	634	—	(335)
Total investment grade	131	1,273	837	—	(436)

Below investment grade:
Less than six months	1	32	13	15	(4)
Six months or more and less than twelve months	12	124	94	—	(30)
Twelve months or greater	2	6	4	—	(2)
Total below investment grade	15	162	111	15	(36)
Total	146	$1,435	$948	$15	$(472)
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

At March 31, 2023, our watch list included 90 securities in an unrealized loss position with an amortized cost of $820 million, no allowance for credit losses, unrealized losses of $(247) million and a fair value of $573 million.
At December 31, 2022, our watch list included 146 securities in an unrealized loss position with an amortized cost of $1,435 million, allowance for credit losses of $15 million, unrealized losses of $472 million and a fair value of $948 million.
The watch list excludes structured securities as we have separate processes to evaluate the credit quality on the structured securities.
There were 39 and 64 structured securities with a fair value of $70 million and $162 million to which we had potential credit exposure as of March 31, 2023 and December 31, 2022, respectively. Our analysis of these structured securities, which included cash flow testing, resulted in allowances for expected credit losses of $16 million as of March 31, 2023 and December 31, 2022.
Exposure to Sovereign Debt and Certain Other Exposures
Our investment portfolio had an immaterial amount of direct exposure to European sovereign debt as of March 31, 2023 and December 31, 2022, respectively. We have no exposure to investments in Russia or Ukraine and de minimis investments in peripheral countries in the region.
Interest and Investment Income
For discussion regarding our net investment income and net investment gains (losses) refer to Note C Investments to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.
AFS Securities
For additional information regarding our AFS securities, including the amortized cost, gross unrealized gains (losses), and fair value as well as the amortized cost and fair value of fixed maturity AFS securities by contractual maturities, as of March 31, 2023 and December 31, 2022, refer to Note C Investments to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.
Concentrations of Financial Instruments
For certain information regarding our concentrations of financial instruments, refer to Note C Investments to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.
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
We are required to pay counterparties the effective federal funds rate each day for cash collateral posted to F&G for daily mark-to-market margin changes. We reduce the negative interest cost associated with cash collateral posted from counterparties under various ISDA agreements by reinvesting derivative cash collateral. This program permits collateral cash received to be invested in short term Treasury securities, bank deposits and commercial paper rated A1/P1, which are included in Cash and cash equivalents in the accompanying Condensed Consolidated Balance Sheets.
See Note D - Derivatives to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information regarding our derivatives and our exposure to credit loss on call options.

Liquidity and Capital Resources
Liquidity refers to the ability of an enterprise to generate adequate amounts of cash from its normal operations to meet cash requirements with a prudent margin of safety. Our principal sources of cash flow from operating activities are annuity considerations, insurance premiums, and fees and investment income. We also generate cash inflows from investing activities resulting from maturities and sales of invested assets and from financing activities including inflows on our investment-type products and proceeds from borrowing activities. Our operating activities provided cash of $1,437 million and $423 million for the three months ended March 31, 2023 and March 31, 2022, respectively. When considering our liquidity and cash flow, it is important to distinguish between the needs of our insurance subsidiaries and the needs of the holding company, F&G Annuities & Life, Inc. (“FGAL”). As a holding company with no operations of its own, FGAL derives its cash primarily from its insurance subsidiaries and CF Bermuda Holdings Ltd. (“CF Bermuda”), a Bermuda exempted limited liability company and a wholly owned direct subsidiary of the Company, a downstream holding company that provides additional sources of liquidity. Dividends from our insurance subsidiaries flow through CF Bermuda to FGAL. F&G Cayman Re, a licensed class D insurer in the Cayman Islands and a wholly owned direct subsidiary of the Company, could also provide dividends directly to FGAL.
The sources of liquidity of the holding company are principally comprised of dividends from subsidiaries, lines of credit (at the FGAL level), existing surplus notes, investment income on holding company assets and the ability to raise long-term public financing under an SEC-filed registration statement or private placement offering. These sources of liquidity and cash flow support the general corporate needs of the holding company, interest and debt service, funding acquisitions and investment in core businesses.
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
Cash Requirements. Our current cash requirements include personnel costs, operating expenses, benefit payments, funding agreement payments, taxes, payments of interest and principal on our debt, capital expenditures, business acquisitions, stock repurchases and dividends on our common stock. We paid dividends of $0.20 per share of common stock in the first quarter of 2023, or approximately $25 million to our common shareholders. On May 3, 2023, our Board of Directors declared cash dividends of $0.20 per share, payable on June 30, 2023, to F&G common shareholders of record as of June 16, 2023. There are no restrictions on our retained earnings regarding our ability to pay dividends to our shareholders, although there are limits on the ability of certain subsidiaries to pay dividends to us, as described below. The declaration of any future dividends is at the discretion of our Board of Directors.
On January 13, 2023, F&G completed its issuance and sale of $500 million aggregate principal amount of its 7.40% Senior Notes due 2028 (the "7.40% F&G Notes"). F&G intends to use the net proceeds from the offering for general corporate purposes, including to support the growth of assets under management and for F&G's future liquidity requirements.
On November 22, 2022, we entered into a Credit Agreement (the “Credit Agreement”) with certain lenders (the “Lenders”) and Bank of America, N.A. as administrative agent (in such capacity, the “Administrative Agent”), swing line lender and an issuing bank, pursuant to which the Lenders have made available an unsecured revolving credit facility in an aggregate principal amount of $550 million to be used for working capital and general corporate purposes. As of December 31, 2022, the revolving credit facility was fully drawn with $550 million outstanding. A net partial revolver paydown of $35 million was made on January 6, 2023, and on February 21, 2023, we entered into an amendment with the Lenders to increase the available aggregate principal amount of the Credit Agreement by $115 million to $665 million. As of March 31, 2023, we had $515 million drawn on the revolving credit facility with $150 million of remaining borrowing availability.
As of March 31, 2023 and December 31, 2022, we had cash and cash equivalents of $1,584 million and $960 million, respectively, short term investments of $776 million and $1,556 million, respectively, and available capacity under our revolving credit facility with FNF of $200 million (the “FNF Credit Facility”). No amounts were outstanding under this revolving note agreement as of March 31, 2023 or December 31, 2022. We continually assess our capital allocation strategy, including decisions relating to the amount of our dividend, if any, reducing debt, investing in growth of our subsidiaries, making acquisitions and/or conserving cash. We believe that all anticipated cash requirements for current operations will be met from internally generated funds, through cash dividends from subsidiaries, cash generated by investment securities, potential sales of non-strategic assets, potential issuances of additional debt or equity securities, and borrowings on the FNF Credit Facility. Our short-term and long-term liquidity requirements are monitored regularly to ensure that we can meet our cash requirements. We forecast the needs of all of our subsidiaries and periodically review their short-term and long-term projected sources and uses of funds, as well as the asset, liability, investment and cash flow assumptions underlying such forecasts.
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
Dividend and Other Distribution Payment Limitations
The insurance laws of Iowa and New York regulate the amount of dividends that may be paid in any year by FGL Insurance and FGL NY Insurance, respectively. Likewise, the insurance laws of Bermuda limit the maximum amount of annual dividends and distributions that may be paid or distributed by F&G Life Re without prior regulatory approval and those of the Cayman Islands require that, among other things, F&G Cayman Re maintain minimum levels of statutory capital, surplus and liquidity, meet solvency standards, submit to periodic examinations of its financial condition and restrict payments of dividends and reductions of capital. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2022 and Note O - F&G Insurance Subsidiary Financial Information and Regulatory Matters included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional details on dividends from insurance subsidiaries, statutory capital and risk-based capital.
Cash flow from our operations
Cash flow from our operations will be used for general corporate purposes including to reinvest in operations, repay debt, pay dividends, repurchase stock, pursue other strategic initiatives and/or conserve cash.
Operating Cash Flow. Our cash flows provided by operations for the three months ended March 31, 2023 and March 31, 2022, were $1,437 million and $423 million, respectively. The primary cash inflows from operating activities include net investment income and insurance premiums. The primary cash outflows from operating activities are comprised of benefit payments and operating expenses. Cash provided by operations for the three months ended March 31, 2023 and March 31, 2022 included approximately $300 million and $500 million of cash received for PRT transactions, respectively, included in the change in future policy benefits.
Investing Cash Flows. Our cash used in investing activities for the three months ended March 31, 2023 and March 31, 2022, were $(2,408) million and, $(2,188) million, respectively. The primary cash inflows from investing activities are the proceeds from sales, calls, maturities and redemptions of investments, including those resulting from the Company's portfolio repositioning. The primary cash outflows from investing activities are the purchases of fixed maturity securities and other investments. Cash used in investing activities for the three months ended March 31, 2023 and March 31, 2022 included purchases of fixed maturity securities and other investments associated with investing the cash received from FABN transactions, generating from financing cash flows, and PRT transactions, generated from operating activities, as well as cash received from borrowings generated from financing activities.

Financing Cash Flows. Our cash flows provided by financing activities for the three months ended March 31, 2023 and March 31, 2022, were $1,595 million and $1,400 million, respectively. The primary cash inflows from financing activities are inflows on our investment-type products and proceeds from borrowing activities. The primary cash outflows from financing activities are withdrawals on our investment-type products, repayments of outstanding borrowings and dividend payments. Cash provided by financing activities for the three months ended March 31, 2023 included proceeds of $500 million aggregate principal amount from the issuance and sale of the 7.40% F&G Notes. Cash used by financing activities for the three months ended March 31, 2023 included the net partial revolver paydown of $35 million and the dividend payment of $25 million. Cash provided by financing activities for the three months ended March 31, 2023 and the three months ended March 31, 2022 included approximately $0 million and $400 million, respectively, of net cash received for FABN transactions.
Financing Arrangements. For a description of our financing arrangements see Note L - Notes Payable to the Condensed Consolidated Financial Statements.

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
Off-Balance Sheet Arrangements. Throughout our history, we have entered in to indemnifications in the ordinary course of business with our customers, suppliers, service providers, business partners and in certain instances, when we sold businesses. Additionally, we have indemnified our directors and officers who are, or were, serving at our request in such capacities. Although the specific terms or number of such arrangements is not precisely known due to the extensive history of our past operations, costs incurred to settle claims related to these indemnifications have not been material to our financial statements. We have no reason to believe that future costs to settle claims related to our former operations will have a material impact on our financial position, results of operations or cash flows.
We have unfunded investment commitments as of March 31, 2023 and December 31, 2022, based upon the timing of when investments are executed compared to when the actual investments are funded, as some investments require that funding occur over a period of months or years. Please refer to Note C - Investments and Note N - Commitments and Contingencies to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional details on unfunded investment commitments.
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
Our borrowing capacity under these credit facilities does not have an expiration date as long as we maintain a satisfactory level of creditworthiness based on the FHLB’s credit assessment. As of March 31, 2023 and December 31, 2022, we had $2,139 million and $1,983 million, respectively, in FHLB non-putable funding agreements included under Contractholder Funds on our Condensed Consolidated Balance Sheet. As of March 31, 2023 and December 31, 2022, we had assets with a fair value of approximately $3,830 million and $3,387 million, respectively, which collateralized the FHLB funding agreements. Assets pledged to the FHLB are included in fixed maturities, AFS, on our Condensed Consolidated Balance Sheets.
Collateral-Derivative Contracts. Under the terms of our ISDA agreements, we may receive from, or deliver to, counterparties collateral to assure that all terms of the ISDA agreements will be met with regard to the Credit Support Annex (“CSA”). The terms of the CSA call for us to pay interest on any cash received equal to the federal funds rate. As of March 31, 2023 and December 31, 2022, $351 million, and $219 million, respectively, of collateral was posted by our counterparties as they did not meet the net exposure thresholds. Collateral requirements are monitored on a daily basis and incorporate changes in market values of both the derivatives contract as well as the collateral pledged. Market value fluctuations are due to changes in interest rates, spreads and other risk factors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
In the normal course of business, we are routinely subject to a variety of risks, as described in "Part I - Item 1A. Risk Factors" included in our 2022 Form 10-K and Part II - Item 1A. Risk Factors included in this Report.
The risks related to our business also include certain market risks that may affect our debt and other financial instruments. At present, we face the market risks associated with our marketable equity securities, liability for contractholder funds, and balances for market risk benefits which are subject to equity price volatility and with interest rate movements on our fixed income investments and liabilities for future policy benefits, market risk benefits, and contractholder funds.
We regularly assess these market risks and have established policies and business practices designed to protect against the adverse effects of these exposures.
At March 31, 2023, we had a short-term revolving credit facility with an aggregate principal amount of $515 million outstanding which bears interest at a floating rate. Accordingly, depending on the amounts drawn during 2023, fluctuations in market interest rates will have an impact on our resulting interest expense. For example, a 100bps shift in interest rates will increase or decrease floating interest expense by approximately $10 million per year.
Our fixed maturity investments, certain preferred securities, floating rate debt and liabilities for future policy benefits, market risk benefits, and contractholder funds are subject to an element of market risk from changes in interest rates. Increases and decreases in prevailing interest rates generally translate into decreases and increases in fair values of those instruments. Additionally, fair values of interest rate sensitive instruments may be affected by the creditworthiness of the issuer, prepayment options, relative values of alternative investments, the liquidity of the instrument and other general market conditions. We manage interest rate risk through a variety of measures. We monitor our interest rate risk and make investment decisions to manage the perceived risk.
Equity price risk is the risk that we will incur economic losses due to adverse changes in equity prices. In the past, our exposure to changes in equity prices primarily resulted from our holdings of equity securities. At March 31, 2023 we held $106 million in marketable equity securities (not including our investments in preferred securities of $691 million and our investments in unconsolidated affiliates of $2,669 million). Refer to Note B - Fair Value of Financial Instruments to the Condensed Consolidated Financial Statements included in this Part I - Item 1 of this Quarterly Report on Form 10-Q for additional details on how the carrying values of these investments are determined as of the balance sheet date. Carrying values are subject to fluctuation and, consequently, the amount realized in the subsequent sale of an investment may significantly differ from the reported carrying value. Fluctuation in the carrying value of a security may result from perceived changes in the underlying economic characteristics of the investee, the relative price of alternative investments and general market conditions. Furthermore, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold.
Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of cash equivalents and short-term investments. We require placement of cash in financial institutions evaluated as highly creditworthy.
Enterprise Risk Management
For information about our enterprise risk management see "Part II - Item 7A. Quantitative and Qualitative Disclosures about Market Risk" included in our 2022 Form 10-K.

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
During periods of increasing interest rates, we may offer higher crediting rates on interest-sensitive products, such as IUL insurance and fixed annuities, and may increase crediting rates on in-force products to keep these products competitive. A rise in interest rates, in the absence of other countervailing changes, will result in a decline in the market value of our investment portfolio, partially offset by gains related to the fair value of MRBs.
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
The duration of the investment portfolio, excluding cash and cash equivalents, derivatives, policy loans, and common stocks as of March 31, 2023 is summarized as follows:

(Dollars in millions)	March 31, 2023
Duration (years)	Amortized Cost	% of Total
0-4	$22,607	50%
5-9	10,229	23%
10-14	8,901	21%
15-19	2,768	6%
20-30	79	—%
Total	$44,584	100%
Equity Price Risk
We are also exposed to equity price risk through certain insurance products. We offer a variety of FIA/ IUL contracts with crediting strategies linked to the performance of indices such as the S&P 500 Index, Dow Jones Industrials or the NASDAQ 100 Index, and target volatility indices. Additionally, the estimated cost of providing GMWB on FIA products incorporates various assumptions about the overall performance of equity markets over certain time periods. Periods of significant and sustained downturns in equity markets or increased equity volatility could result in an increase in the valuation of the market risk benefit liabilities and decrease in the valuation of policyholder account balance liabilities associated with such products.

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
See Note D - Derivative Financial Instruments to the Condensed Consolidated Financial Statements included in Part I - Item 1 of this Quarterly Report on Form 10-Q for additional details on the derivatives portfolio.
Fair value changes associated with these investments are intended to, but do not always, substantially offset the increase or decrease in the amounts added to policyholder account balances for indexed products. When index credits to policyholders exceed option proceeds received at expiration related to such credits, any shortfall is funded by our excess of net investment income earned over the sum of interest credited to policyholders and the cost of hedging our risk on indexed product policies and futures income. For the three months ended March 31, 2023 and March 31, 2022, the annual index credits to policyholders on their anniversaries were $7 million and $96 million, respectively. Proceeds received at expiration on options related to such credits were $3 million and $109 million, respectively.
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
Sensitivity Analysis
For purposes of this Quarterly Report on Form 10-Q, we perform a sensitivity analysis to determine the effects that market risk exposures may have on the fair values of our debt and other financial instruments.
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
We have no market risk sensitive instruments entered into for trading purposes; therefore, all of our market risk sensitive instruments were entered into for purposes other than trading. The results of the sensitivity analysis at March 31, 2023 is as follows:
Interest Rate Risk
An increase in the levels of interest rates of 100 basis points, with all other variables held constant, would result in a decrease in the fair value of our fixed maturity securities and certain investments in preferred securities of approximately $2.5 billion and a net decrease in the combined fair value of embedded derivatives and MRBs of approximately $0.4 billion at March 31, 2023.
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
Equity Price Risk
At March 31, 2023, a 10% decrease in market prices, with all other variables held constant, would result in a net decrease in the fair value of our equity securities portfolio of approximately $80 million.
Credit Risk and Counterparty Risk
We are exposed to the risk that a counterparty will default on its contractual obligation resulting in financial loss. Our major source of credit risk arises predominantly in our insurance operations’ portfolios of debt and similar securities. The fair value of our fixed maturity portfolio totaled $34 billion at March 31, 2023. Our credit risk materializes primarily as impairment losses. We are exposed to occasional cyclical economic downturns, during which impairment losses may be significantly higher than the long-term historical average. This is offset by years where it expects the actual impairment losses to be substantially lower than the long-term average. Credit risk in the portfolio can also materialize as increased capital requirements as assets migrate into lower credit qualities over time. The effect of rating migration on our capital requirements is also dependent on the economic cycle and increased asset impairment levels may go hand in hand with increased asset related capital requirements.
We attempt to manage the risk of default and rating migration by applying disciplined credit evaluation and underwriting standards and limiting allocations to lower quality, higher risk investments. In addition, we diversify exposure by issuer and country, using rating-based issuer and country limits. We also set investment constraints that limit our exposure by industry segment. To limit the impact that credit risk can have on earnings and capital adequacy levels, we have portfolio-level credit risk constraints in place. Limit compliance is monitored on a monthly basis.
In connection with the use of call options, we are exposed to counterparty credit risk-the risk that a counterparty fails to perform under the terms of the derivative contract. We have adopted a policy of only dealing with credit worthy counterparties and obtaining sufficient collateral where appropriate, as a means of attempting to mitigate the financial loss from defaults. The exposure and credit rating of the counterparties are continuously monitored and the aggregate value of transactions concluded is spread amongst different approved counterparties to limit the concentration in one counterparty. This policy allows for the purchase of derivative instruments from counterparties and/or clearinghouses that meet the required qualifications under the insurance laws of Iowa. We review the ratings of all the counterparties periodically. Collateral support documents are negotiated to further reduce the exposure when deemed necessary. See Note D - Derivative Financial Instruments in the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding our exposure to credit loss.
We also have credit risk related to the ability of reinsurance counterparties to honor their obligations to pay the contract amounts under various agreements. To minimize the risk of credit loss on such contracts, we diversify exposures among many reinsurers and limit the amount of exposure to each based on credit rating. We also generally limit selection of counterparties with which to do new transactions to those with an “A-” credit rating or above from at least one of the major rating agencies and/or that are appropriately collateralized and provide credit for reinsurance. When exceptions are made to that principle, we ensure that collateral is obtained to mitigate risk of loss. The following tables present our reinsurance recoverable balances and financial strength ratings for our five largest reinsurance recoverable balances as of March 31, 2023:

	March 31, 2023
(Dollars in millions)	Financial Strength Rating
Parent Company/Principal Reinsurers	Reinsurance Recoverable	AM Best	S&P	Fitch	Moody's
Aspida Life Re Ltd	$4,073	A-	not rated	not rated	not rated
Wilton Re	1,184	A+	not rated	A	not rated
Somerset Reinsurance Ltd	553	A-	BBB+	not rated	not rated
London Life Reinsurance Co.	105	A+	not rated	not rated	not rated
Security Life of Denver	93	not rated	not rated	A-	Baa1
In the normal course of business, certain reinsurance recoverables are subject to reviews by the reinsurers. We are not aware of any material disputes arising from these reviews or other communications with the counterparties as of March 31, 2023 that would require an allowance for uncollectible amounts.
For information on concentrations of reinsurance risk, refer to Note E - Reinsurance in the Condensed Consolidated Financial Statements included in Part I - Item 1 of this Quarterly Report on Form 10-Q.
For further information on certain risk associated with our business, refer to Note N - Commitments and Contingencies in the Condensed Consolidated Financial Statements included in Part I - Item 1 of this Quarterly Report on Form 10-Q.
Use of Estimates and Assumptions
The preparation of our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions used.

Concentrations of Financial Instruments
Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations - Investment Portfolio - Investment Industry Concentrations regarding the top ten industry categories of our fixed maturity and equity securities including the fair value and percent of total fixed maturity and equity securities fair value as of March 31, 2023 and December 31, 2022.
Refer to Note C - Investments in the Condensed Consolidated Financial Statements included in Part I - Item 1 of this Quarterly Report on Form 10-Q for our underlying investment concentrations that exceed 10% of shareholders equity as of March 31, 2023.

Concentrations of Financial and Capital Markets Risk
We are exposed to financial and capital markets risk, including changes in interest rates and credit spreads, which can have an adverse effect on our results of operations, financial condition and liquidity. Exposure to such financial and capital markets risk relates primarily to the market price and cash flow variability associated with changes in interest rates. A rise in interest rates, in the absence of other countervailing changes, will increase the net unrealized loss position and, if long-term interest rates rise dramatically within a six- to twelve-month time period, certain of our products may be exposed to disintermediation risk. Disintermediation risk refers to the risk that policyholders surrender their contracts in a rising interest rate environment, requiring us to liquidate assets in an unrealized loss position. We attempt to mitigate the risk, including changes in interest rates by investing in less rate-sensitive investments, including senior tranches of collateralized loan obligations, non-agency residential mortgage-backed securities, and various types of asset-backed securities. Management believes this risk is also mitigated to some extent by surrender charge protection provided by our products. We expect to continue to face these challenges and uncertainties that could adversely affect our results of operations and financial condition.
.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation was performed under the supervision and with participation of the Company’s management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of March 31, 2023, the Company’s disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commissions’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Limitations on the Effectiveness of Controls
A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Part II - Other Information
Item 1. Legal Proceedings
See discussion of legal proceedings in Note N - Commitment and Contingencies to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated by reference into this Item 1 of Part II.
Item 1A. Risk Factors
In addition to the information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the "Risk Factors" disclosed under "Item 1A. Risk Factors" in our Annual Report on Form 10-K, which was filed with the SEC on February 27, 2023. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
We adopted Accounting Standards Update (“ASU”) 2018-12, Financial Services-Insurance (Topic 944), Targeted Improvements to the Accounting for Long-Duration Contracts (“ASU 2018-12”) on January 1, 2023, with a transition date of January 1, 2021, or the beginning of the earliest period that will be presented in the annual December 31, 2023 Consolidated Financial Statements. We elected to adopt ASU 2018-12 using the full retrospective transition method and balances for liability for future policy benefits (“FPB”), deferred acquisition costs ("DAC”) and balances amortized on a basis consistent with DAC (value of business acquired ("VOBA”), deferred sales inducements (“DSI”), and unearned revenue liabilities (“URL”), and market risk benefits (“MRBs”) were adjusted to conform to ASU 2018-12 starting as of the FNF acquisition date, June 1, 2020 (the “FNF Acquisition Date”). The following updates to Risk Factors relate to the adoption of ASU 2018-12. There have been no other material changes from the Risk Factors previously disclosed in "Item 1A. Risk Factors" in our Annual Report filed with the SEC on February 27, 2023 and hereby incorporated by reference.
ASU 2018-12 requires that VOBA, DAC and DSI be amortized on a constant level basis for the grouped contracts over the expected term of the related contracts to approximate straight-line amortization. Based on this change, we have removed the risk factor previously titled “The pattern of amortizing our VOBA, DAC and DSI balances relies on assumptions and estimates made by management. Changes in these assumptions and estimates could impact our results of operations and financial condition.”

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

Prior to 2022, interest rates had been at or near historical low levels over the preceding several years. A prolonged period of low rates exposes us to the risk of not achieving returns sufficient to meet our earnings targets and/or our contractual obligations. Furthermore, low or declining interest rates may reduce the rate of policyholder surrenders and withdrawals on our life insurance and annuity products, thus increasing the duration of the liabilities, creating asset and liability duration mismatches and increasing the risk of having to reinvest assets at yields below the amounts required to support our obligations. Lower interest rates may also result in decreased sales of certain insurance products, negatively impacting our profitability from new business.

During periods of increasing interest rates, we may offer higher crediting rates on interest-sensitive products, such as universal life insurance and fixed rate annuities, and we may increase crediting rates on in-force products to keep these products competitive. We may be required to accept lower spread income (the difference between the returns we earn on our investments and the amounts we credit to contract holders), thus reducing our profitability, as returns on our portfolio of invested assets may not increase as quickly as current interest rates. Rapidly rising interest rates may also expose us to the risk of financial disintermediation, which is an increase in policy surrenders, withdrawals and requests for policy loans as customers seek to achieve higher returns elsewhere, requiring us to liquidate assets in an unrealized loss position. If we experience unexpected withdrawal activity, we could exhaust our liquid assets and be forced to liquidate other less liquid assets such as limited partnership investments. We may have difficulty selling these investments in a timely manner and/or be forced to sell them for less than we otherwise would have been able to realize, which could have a material adverse effect on our business, financial condition or operating results. We have developed and maintain asset liability management (“ALM”) programs and procedures that are, we believe, designed to mitigate interest rate risk by matching asset cash flows to expected liability cash flows. In addition, we assess surrender charges on withdrawals in excess of allowable penalty-free amounts that occur during the surrender charge period. There can be no assurance that actual withdrawals, contract benefits, and maturities will match our estimates. Despite our efforts to reduce the impact of rising interest rates, we may be required to sell assets to raise the cash necessary to respond to an increase in surrenders, withdrawals and loans, thereby realizing capital losses on the assets sold.
Liabilities that are held on our balance sheet at fair value, including embedded derivatives on our FIA and IUL business and MRBs on our FIA and fixed rate annuity business, are sensitive to fluctuations in interest rates. Decreases in interest rates generally would have the impact of increasing the value of these liabilities, which will result in a reduction in our net income. Liabilities for future policyholder benefits are valued using locked-in discount rates, and any changes in interest rates since the inception of those contracts are reflected in OCI. Decreases in interest rates would result in a reduction in our OCI. In addition, certain statutory capital and reserve requirements are based on formulas or models that consider interest rates and a prolonged period of low interest rates may increase the statutory capital we are required to hold as well as the amount of assets we must maintain to support statutory reserves.
As of March 31, 2023, current economic conditions, including higher interest rates, have not adversely affected our business, results of operations and financial condition. However, we cannot predict if it will impact our business, results of operations and financial condition in the future for the forgoing reasons. Higher interest rates have decreased the fair value of our investment security portfolio as of March 31, 2023 and December 31, 2022, primarily our fixed maturity securities, resulting in our AOCI being a loss of $2.5 billion and $2.8 billion, respectively. See “Quantitative and Qualitative Disclosure about Market Risk” in this Quarterly Report on Form 10-Q for a more detailed discussion of interest rate risk.

Equity market volatility could negatively impact our business.

The estimated cost of providing GMWB riders associated with our annuity products incorporates various assumptions about the overall performance of equity markets over certain time periods. Periods of significant and sustained downturns in equity markets or increased equity volatility could result in an increase in the valuation of the MRB or policyholder account balance liabilities associated with such products, resulting in a reduction in our revenues and net income.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits
The following is a list of exhibits filed or incorporated by reference as a part of this Quarterly Report on Form 10-Q.

Exhibit No.	Description of Exhibits
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

4.3	Form of 7.400% Senior Notes due 2028 (included in Exhibit 4.2).
10.1
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

10.2
Amendment to the Amended and Restated Investment Management Agreements; IMA Omnibus Termination Side Letter and Existing SMA Fee Agreement, dated as of March 10, 2023, by and among F&G Annuities & Life Inc., Blackstone ISG-I Advisors L.L.C. and Fidelity National Financial, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 10, 2023)

10.3
Letter regarding Blackstone Participation Fee in Respect of New Business, dated as of March 10, 2023, by and between F&G Annuities & Life Inc. and BilCar, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on March 10, 2023).

10.4
Retention Agreement between Fidelity & Guaranty Life Business Services, Inc. and John Currier dated February 16, 2023 (incorporated by reference to Exhibit No. 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on February 21, 2023)

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
101 *
The following financial information from the Company’s Quarterly Report on Form 10-Q for the three-month period ended March 31, 2023 is formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the unaudited Condensed Consolidated Statements of Equity, (v) the unaudited Condensed Consolidated Statements of Cash Flows, and (vi) notes to these unaudited condensed consolidated financial statements, and (vii) the Cover Page to the Company’s Quarterly Report on Form 10-Q.

104 *
The cover page from the Company’s Quarterly Report on Form 10-Q for the three-month period ended March 31, 2023 is formatted in Inline XBRL (Extensible Business Reporting Language) and contained in Exhibit 101.

*    Filed herewith
†    Indicates management contract or compensatory plan or agreement.

Signatures
Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

F&G Annuities & Life, Inc. (Registrant)

Date:	May 9, 2023	By:	/s/ Wendy J.B. Young
Chief Financial Officer
(on behalf of the Registrant and as Principal Financial Officer)