Form 10-Q
period 2023-06-30
F&G Annuities & Life, Inc.
filed 2023-08-09
CIK 1934850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
The registrant had outstanding 125,507,473 shares of common stock as of July 31, 2023.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended June 30, 2023

F&G ANNUITIES & LIFE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except share data)

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Investments:
Fixed maturity securities available for sale, at fair value, at June 30, 2023 and December 31, 2022, at an amortized cost of $40,374 and $35,723, respectively, net of allowance for credit losses of $32 and $31, respectively	$36,182	$31,218
Preferred securities, at fair value	647	722
Equity securities, at fair value	109	101
Derivative investments	648	244
Mortgage loans, net of allowance for credit losses of $64 and $42 at June 30, 2023 and December 31, 2022, respectively	5,076	4,554
Investments in unconsolidated affiliates (certain investments at fair value of $197 and $23 at June 30, 2023 and December 31, 2022, respectively)	2,803	2,455
Other long-term investments	566	537
Short-term investments	347	1,556
Total investments	46,378	41,387
Cash and cash equivalents	1,688	960
Reinsurance recoverable, net of allowance for credit losses of $9 and $10 at June 30, 2023 and December 31, 2022, respectively	7,076	5,417
Goodwill	1,749	1,749
Prepaid expenses and other assets	1,168	941
Other intangible assets, net	3,851	3,429
Market risk benefits asset	118	117
Income taxes receivable	13	28
Deferred tax asset	546	600
Total assets	$62,587	$54,628
LIABILITIES AND EQUITY
Liabilities:
Contractholder funds	$45,070	$40,843
Future policy benefits	5,715	5,021
Market risk benefits liability	313	282
Accounts payable and accrued liabilities	1,719	1,260
Notes payable	1,571	1,114
Funds withheld for reinsurance liabilities	5,681	3,703
Total liabilities	60,069	52,223
Equity:
F&G common stock, $0.001 par value; authorized 500,000,000 shares as of June 30, 2023 and December 31, 2022; outstanding 125,591,479 and 126,409,904 as of June 30, 2023 and December 31, 2022, respectively; and issued 126,386,605 and 126,409,904 as of June 30, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	3,173	3,162
Retained earnings	1,971	2,061
Accumulated other comprehensive (loss) earnings	(2,610)	(2,818)
Treasury stock, at cost (795,126 shares and 7,762 shares as of June 30, 2023 and December 31, 2022)	(16)	—
Total equity	2,518	2,405
Total liabilities and equity	$62,587	$54,628
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

F&G ANNUITIES & LIFE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars and shares millions, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(Unaudited)		(Unaudited)
Revenues:
Life insurance premiums and other fees	$576	$71	$941	$667
Interest and investment income	525	425	1,044	876
Recognized gains and (losses), net	67	(426)	52	(723)
Total revenues	1,168	70	2,037	820
Benefits and expenses:
Benefits and other changes in policy reserves (remeasurement gains (losses) (a))	817	(377)	1,629	(174)
Market risk benefit (gains) losses	(30)	(189)	29	(119)
Depreciation and amortization	104	80	194	156
Personnel costs	56	34	109	64
Other operating expenses	33	31	69	49
Interest expense	25	9	47	17
Total expenses	1,005	(412)	2,077	(7)
Earnings (loss) before income taxes	163	482	(40)	827
Income tax expense	33	97	25	203
Net earnings (loss)	130	385	(65)	624

Earnings (loss) per share
Basic
Net earnings (loss) per share, basic	$1.04	$3.60	$(0.52)	$5.89
Diluted
Net earnings (loss) per share, diluted	$1.04	$3.60	$(0.52)	$5.89

Weighted average shares outstanding F&G common stock, basic basis (b)	125	107	125	106
Weighted average shares outstanding F&G common stock, diluted basis (b)	125	107	125	106

(a)The remeasurement losses for the three and six months ended June 30, 2023 were $(1) million and $(5) million, respectively. The remeasurement losses for the three and six months ended June 30, 2022 were $(2) million and $(4) million, respectively.
(b)Weighted average shares outstanding for the three and six months ended June 30, 2022 retrospectively include the effects of the 105,000 for 1 stock split that occurred on June 24, 2022.

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

F&G ANNUITIES & LIFE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In millions)

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(Unaudited)		(Unaudited)
Net earnings (loss)	$130	$385	$(65)	$624
Other comprehensive earnings:
Changes in current discount rate - future policy benefits (1)	57	310	(43)	602
Changes in instrument-specific credit risk - market risk benefits (2)	(4)	50	3	83
Unrealized gain (loss) on investments and other financial instruments, net of deferred income taxes (3)	(161)	(1,873)	160	(3,726)
Unrealized gain (loss) on foreign currency translation (4)	1	(4)	2	(6)
Reclassification adjustments for change in unrealized gains and losses included in net earnings (5)	45	52	86	79
Other comprehensive gain (loss) earnings	(62)	(1,465)	208	(2,968)
Comprehensive gain (loss) earnings	$68	$(1,080)	$143	$(2,344)
__________________
(1)Net of income tax (benefit) expense of $15 million and $82 million for the three months ended June 30, 2023 and 2022, respectively, and $(12) million and $160 million for the six months ended June 30, 2023 and 2022, respectively.
(2)Net of income tax (benefit) expense of $(1) million and $13 million for the three months ended June 30, 2023 and 2022, respectively, $1 million and $22 million for the six months ended June 30, 2023 and 2022, respectively.
(3)Net of income tax (benefit) expense of $(43) million and $(516) million for the three months ended June 30, 2023 and 2022, respectively, $43 million and $(888) million for the six months ended June 30, 2023 and 2022, respectively.
(4)Net of income tax (benefit) expense of $— million and $(2) million for the three months ended June 30, 2023 and 2022, respectively, $— million and $(2) million for the six months ended June 30, 2023 and 2022, respectively.
(5)Net of income tax (benefit) expense of $12 million and $14 million for the three months ended June 30, 2023 and 2022, respectively, $23 million and $21 million for the six months ended June 30, 2023 and 2022, respectively.

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

F&G ANNUITIES & LIFE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions, except per share data)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Earnings (Loss)	Treasury Stock	Total Equity
Balance, March 31, 2022	$—	$2,753	$1,690	$(670)	$—	$3,773
Treasury stock repurchased	—	—	—	—	—	—
Unrealized gain (loss) on investments and other financial instruments	—	—	—	(1,873)	—	(1,873)
Unrealized gain (loss) on foreign currency translation	—	—	—	(4)	—	(4)
Reclassification adjustments for change in unrealized gains and losses included in net earnings	—	—	—	52	—	52
Stock-based compensation	—	3	—	—	—	3
Change in instrument-specific credit risk - market risk benefits	—	—	—	50	—	50
Change in current discount rate - future policy benefits	—	—	—	310	—	310
Conversion of debt to equity	—	400	—	—	—	400
Net earnings (loss)	—	—	385	—	—	385
Balance, June 30, 2022	$—	$3,156	$2,075	$(2,135)	$—	$3,096

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Earnings (Loss)	Treasury Stock	Total Equity
Balance, March 31, 2023	$—	$3,167	$1,866	$(2,548)	$—	$2,485
Treasury stock repurchased	—	—	—	—	(16)	(16)
Unrealized gain (loss) on investments and other financial instruments	—	—	—	(161)	—	(161)
Unrealized gain (loss) on foreign currency translation	—	—	—	1	—	1
Reclassification adjustments for change in unrealized gains and losses included in net earnings	—	—	—	45	—	45
Stock-based compensation	—	6	—	—	—	6
Change in instrument-specific credit risk - market risk benefits	—	—	—	(4)	—	(4)
Change in current discount rate - future policy benefits	—	—	—	57	—	57
Dividends declared	—	—	(25)	—	—	(25)
Net earnings (loss)	—	—	130	—	—	130
Balance, June 30, 2023	$—	$3,173	$1,971	$(2,610)	$(16)	$2,518

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

F&G ANNUITIES & LIFE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(In millions, except per share data)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Earnings (Loss)	Treasury Stock	Total Equity
Balance, January 1, 2022	$—	$2,750	$1,451	$833	$—	$5,034
Unrealized gain (loss) on investments and other financial instruments	—	—	—	(3,726)	—	(3,726)
Unrealized gain (loss) on foreign currency translation	—	—	—	(6)	—	(6)
Reclassification adjustments for change in unrealized gains and losses included in net earnings	—	—	—	79	—	79
Stock-based compensation	—	6	—	—	—	6
Change in instrument-specific credit risk - market risk benefits	—	—	—	83	—	83
Change in current discount rate - future policy benefits	—	—	—	602	—	602
Conversion of debt to equity	—	400	—	—	—	400
Net earnings (loss)	—	—	624	—	—	624
Balance, June 30, 2022	$—	$3,156	$2,075	$(2,135)	$—	$3,096

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Earnings (Loss)	Treasury Stock	Total Equity
Balance, January 1, 2023	$—	$3,162	$2,061	$(2,818)	$—	$2,405
Treasury stock repurchased	—	—	—	—	(16)	(16)
Unrealized gain (loss) on investments and other financial instruments	—	—	—	160	—	160
Unrealized gain (loss) on foreign currency translation	—	—	—	2	—	2
Reclassification adjustments for change in unrealized gains and losses included in net earnings	—	—	—	86	—	86
Stock-based compensation	—	11	—	—	—	11
Change in instrument-specific credit risk - market risk benefits	—	—	—	3	—	3
Change in current discount rate - future policy benefits	—	—	—	(43)	—	(43)
Dividends declared	—	—	(25)	—	—	(25)
Net earnings (loss)	—	—	(65)	—	—	(65)
Balance, June 30, 2023	$—	$3,173	$1,971	$(2,610)	$(16)	$2,518

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

F&G ANNUITIES & LIFE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Six months ended June 30,
	2023	2022
	(Unaudited)
Cash Flows from Operating Activities:
Net earnings (loss)	$(65)	$624
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation and amortization	194	156
(Gain) loss on sales of investments and other assets and asset impairments, net	324	73
Interest credited/index credits to contractholder account balances	857	(827)
Change in market risk benefits, net	29	(119)
Deferred policy acquisition costs and deferred sales inducements	(518)	(371)
Charges assessed to contractholders for mortality and administration	(122)	(107)
Distributions from unconsolidated affiliates, return on investment	45	24
Stock-based compensation cost	11	6
Change in NAV of limited partnerships, net	(96)	(172)
Change in valuation of derivatives, equity and preferred securities, net	(377)	648
Changes in assets and liabilities, net of effects from acquisitions:
Change in reinsurance recoverable	(27)	103
Change in future policy benefits	421	330
Change in funds withheld from reinsurers	1,980	617
Net change in income taxes	14	187
Net change in other assets and other liabilities	147	(444)
Net cash provided by (used in) operating activities	$2,817	$728
Cash Flows from Investing Activities:
Proceeds from sales, calls and maturities of investment securities	1,920	3,150
Additions to property and equipment and capitalized software	(14)	(20)
Purchases of investment securities	(6,907)	(6,553)
Net proceeds from (purchases of) sales and maturities of short-term investment securities	1,219	3
Additional investments in unconsolidated affiliates	(651)	(688)
Distributions from unconsolidated affiliates, return of investment	187	71
Net cash used in investing activities	$(4,246)	$(4,037)
Cash Flows from Financing Activities:
Borrowings	500	—
Debt issuance costs	(9)	—
Net revolving credit facility (repayments) borrowings	(35)	—
Dividends paid	(50)	—
Purchases of treasury stock	(16)	—
Contractholder account deposits	3,847	4,512
Contractholder account withdrawals	(2,080)	(1,744)
Net cash provided by (used in) financing activities	$2,157	$2,768
Net increase (decrease) in cash and cash equivalents	728	(541)
Cash and cash equivalents at beginning of period	960	1,533
Cash and cash equivalents at end of period	$1,688	$992

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

F&G ANNUITIES & LIFE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note A — Basis of Financial Statements
The financial information in this report presented for interim periods is unaudited and includes the accounts of F&G Annuities & Life, Inc. (“FGAL”) and its subsidiaries (collectively, “we”, “us”, “our”, the "Company" or “F&G”) prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All adjustments made were of a normal, recurring nature. This report should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2022, filed on February 27, 2023, as amended by Amendment No. 1 on Form 10-K/A filed on April 27, 2023, (collectively our “Annual Report”) and our Current Report on Form 8-K, filed on July 13, 2023, to update our Annual Report for changes in accounting for long-duration contracts by insurance companies as discussed below in “Recent Developments.”
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
Recent Developments
Adoption of Accounting Standards Update (“ASU”) 2018-12, Financial Services-Insurance (Topic 944), Targeted Improvements to the Accounting for Long-Duration Contracts (“ASU 2018-12”)

F&G adopted ASU 2018-12 on January 1, 2023, with a transition date of January 1, 2021, or the beginning of the earliest period that will be presented in the annual December 31, 2023 Consolidated Financial Statements. We elected to adopt ASU 2018-12 using the full retrospective transition method and balances for liability for future policy benefits (“FPB”), deferred acquisition costs ("DAC”) and balances amortized on a basis consistent with DAC (value of business acquired ("VOBA”), deferred sales inducements (“DSI”), and unearned revenue liabilities (“URL”)), and market risk benefits (“MRBs”) were adjusted to conform to ASU 2018-12 starting as of the FNF acquisition date, June 1, 2020 (the “FNF Acquisition Date”). The 2022 and 2021 financial information contained herein have been adjusted for our full retrospective adoption of this update. For more information, refer to Recent Accounting Pronouncements and Updates to Summary of significant accounting policies below and Note F —Intangibles, Note G — Market Risk Benefits, Note H — Income Taxes, Note I — Contractholder Funds, Note J — Future Policy Benefits, Note K — Accounts Payable and Accrued Liabilities, and Note P — ASU 2018-12 Transition.
Share Repurchase Program
On March 21, 2023, F&G’s Board of Directors approved a new three-year stock repurchase program, effective March 21, 2023, under which the Company may repurchase up to $25 million of FG common stock. The Company believes its shares are undervalued and the share repurchase program is an efficient means of returning cash to shareholders. Purchases may be made from time to time by the Company in the open market at prevailing market prices or in privately negotiated transactions through March 21, 2026 and all purchases are currently planned to be held as Treasury Stock. The extent to which the Company repurchases its shares, and the timing of such purchases, will depend upon a variety of factors, including market conditions, regulatory requirements and other considerations, as determined by the Company.
During the three and six months ended June 30, 2023, the Company purchased approximately 790 thousand shares pursuant to the program, for a total cost of approximately $16 million with an average cost per share of $20.79. Approximately $9 million of F&G common stock may yet be purchased under the program.
Owned Distribution Investments
On June 20, 2023, F&G purchased a 40% minority ownership stake in DCMT Worldwide, LLC (“DCMT”). DCMT distributes life insurance and annuity products through a network of over 1,000 agents. On January 30, 2023, F&G purchased a 49% minority ownership stake in Syncis Holdings, LLC (“Syncis”). Syncis is an approximately 1,200 agent Network Marketing Group (“NMG”). We have elected the fair value option (“FVO”) to account for these investments and have included them in Investments in unconsolidated affiliates on the accompanying Condensed Consolidated Balance Sheets.

For the six months ended June 30, 2023, we paid approximately $77 million in commissions on sales through our new and prior owned distribution investments and their affiliates, with the acquisition expense deferred and amortized in Depreciation and amortization on the accompanying unaudited Condensed Consolidated Statements of Operations.
7.40% F&G Senior Notes
On January 13, 2023, F&G completed its issuance and sale of $500 million aggregate principal amount of its 7.40% Senior Notes due 2028 (the "7.40% F&G Notes"). F&G intends to use the net proceeds from the offering for general corporate purposes, including to support the growth of assets under management and for F&G's future liquidity requirements.
Revolving Credit Facility
On November 22, 2022, F&G entered into a Credit Agreement (the “Credit Agreement”) with certain lenders (the “Lenders”) and Bank of America, N.A. as administrative agent (in such capacity, the “Administrative Agent”), swing line lender and an issuing bank, pursuant to which the Lenders have made available an unsecured revolving credit facility in an aggregate principal amount of $550 million to be used for working capital and general corporate purposes. As of December 31, 2022, the revolving credit facility was fully drawn with $550 million outstanding. A net partial revolver paydown of $35 million was made on January 6, 2023 and, on February 21, 2023, we entered into an amendment with the Lenders to increase the available aggregate principal amount of the Credit Agreement by $115 million to $665 million. As of June 30, 2023, we had $515 million drawn on the revolving credit facility with $150 million of remaining borrowing availability.
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
Recent Accounting Pronouncements
Adopted Pronouncements
In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-12, as clarified and amended by ASU 2019-09, Financial Services-Insurance: Effective Date and ASU 2020-11, Financial Services-Insurance: Effective Date and Early Application, effective for fiscal years beginning after December 15, 2022 including interim periods within those fiscal years. This update introduced the following requirements: assumptions used to measure cash flows for traditional and limited-payment contracts must be reviewed at least annually with the effect of changes in those assumptions being recognized in the statement of operations; the discount rate applied to measure the liability for FPB and limited-payment contracts must be updated at each reporting date with the effect of changes in the rate being recognized in accumulated other comprehensive income (loss) (“AOCI”); MRB associated with deposit contracts must be measured at fair value, with the effect of the change in the fair value recognized in earnings, except for the change attributable to instrument-specific credit risk which is recognized in AOCI; deferred acquisition costs are no longer required to be amortized in proportion to premiums, gross profits, or gross margins; instead, those balances must be amortized on a constant level basis over the expected term of the related contracts; deferred acquisition costs must be written off for unexpected contract terminations; and disaggregated roll forwards of beginning to ending balances of the FPBs, Contractholder funds, MRBs, separate account liabilities and deferred acquisition costs, as well as information about significant inputs, judgments, assumptions, and methods used in measurement are required to be disclosed. We adopted this standard, which required the new guidance be applied as of the beginning of the earliest period that will be presented in our annual December 31, 2023 Consolidated Financial Statements or January 1, 2021, referred to as the transition date, and elected the full retrospective transition method. As a result of adoption, the Company recorded a cumulative-effect adjustment, which increased opening 2021 retained earnings by $75 million, net of tax.
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
Updates to Summary of significant accounting policies
Since our Annual Report for the year ended December 31, 2022, as a result of our adoption of ASU 2018-12, we have updated certain of the following significant accounting policies, which have been followed in preparing the accompanying unaudited Condensed Consolidated Financial Statements:
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
Investments in Unconsolidated Affiliates
We account for our investments in unconsolidated affiliates using the equity method or by electing the fair value option. Initial investments are recorded at cost. For investments subsequently measured using the equity method (primarily limited partnerships), adjustments to the carrying amount reflect our pro rata ownership percentage of the operating results as indicated by net asset value (“NAV”) in the unconsolidated affiliates’s financial statements, which we may adjust if we determine NAV is not calculated consistent with investment company fair value principles. Distributions received are recorded as a decrease in the investment balance. For investments subsequently measured using the fair value option, adjustments to the carrying amount reflecting the change in fair value of the investment are reported along with realized gains and losses on sales of investments in unconsolidated affiliates in Recognized gains and (losses), net in the accompanying unaudited Condensed Consolidated Statements of Operations. Other income from investments in unconsolidated affiliates, including distributions received from investments measured using the fair value option, is reported within Interest and investment income in the accompanying unaudited Condensed Consolidated Statements of Operations. Recognition of income and adjustments to the carrying amount can be delayed due to the availability of the related financial statements, which are obtained from the general partner or managing member generally on a one to three-month delay. For investments using the equity method, management inquires quarterly with the general partner or managing member to determine whether any credit or other market events have occurred since prior quarter financial statements to ensure any material events are properly included in current quarter valuation and investment income.
VOBA, DAC, DSI and URL
Our intangible assets include the value of insurance and reinsurance contracts acquired (hereafter referred to as VOBA), DAC and DSI.
VOBA is an intangible asset that reflects the amount recorded as insurance contract liabilities less the estimated fair value of in-force contracts (“VIF”) in a life insurance company acquisition. It represents the portion of the purchase price that is allocated to the value of the rights to receive future cash flows from the business in force at the acquisition date. VOBA is a function of the VIF, current GAAP reserves, GAAP assets, and deferred tax liability. The VIF is determined by the present value of statutory distributable earnings less opening required capital. DAC consists principally of commissions and other acquisition costs that are related directly to the successful sale of new or renewal insurance contracts. Indirect or unsuccessful acquisition costs, maintenance, product development and overhead expenses are charged to expense as incurred. DSI represents up front bonus credits and persistency or vesting bonuses credited to contractholder fund balances.
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
Deferred Profit Liability
For life-contingent immediate annuity policies (which includes life-contingent PRT annuities), gross premiums received in excess of net premiums are deferred at initial recognition as a DPL. Gross premiums are measured using assumptions consistent with those used in the measurement of the related liability for FPBs, including discount rate, mortality, and expenses.
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
MRBs are measured at fair value using an attributed fee measurement approach where attributed fees are explicit rider charges collectible from the policyholder used to cover the excess benefits, which represent expected benefits in excess of the policyholder’s account value. At contract inception, an attributed fee ratio is calculated equal to rider charges over benefits paid in excess of the account value attributable to the MRB. The attributed fee ratio remains static over the life of the MRB and is capped at 100%. Each period subsequent to contract inception, the attributed fee ratio is used to calculate the fair value of the MRB using a risk neutral valuation method and is based on current net amounts at risk, market data, internal and industry experience, and other factors. The balances are computed using assumptions including mortality, full and partial surrender, GMWB utilization, risk-free rates including non-performance spread and risk margin, market value of options and economic scenarios. Policyholder behavior assumptions are reviewed at least annually, typically in the third quarter, for any revisions. MRBs can either be in an asset or liability position and are presented separately on the Condensed Consolidated Balance Sheets as the right of setoff criteria are not met. Changes in fair value are recognized in Market risk benefits gain (losses) in the unaudited Condensed Consolidated Statements of Operations, except for the change in fair value due to a change in the instrument-specific credit risk, which is recognized in the unaudited Condensed Consolidated Statements of Comprehensive Earnings. See a description of the fair value methodology used in Note B - Fair Value of Financial Instruments and Note G - Market Risk Benefits.

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
Net asset value ("NAV") – Certain equity investments are measured using NAV as a practical expedient in determining fair value. In addition, our unconsolidated affiliates (primarily limited partnerships) are primarily accounted for using the equity method of accounting with fair value determined using NAV as a practical expedient. Our carrying value reflects our pro rata ownership percentage as indicated by NAV in the unconsolidated affiliate’s financial statements, which we may adjust if we determine NAV is not calculated consistent with investment company fair value principles. The underlying investments of the unconsolidated affiliates may have significant unobservable inputs, which may include, but are not limited to, comparable multiples and weighted average cost of capital rates applied in valuation models or a discounted cash flow model. Additionally, management inquires quarterly with the general partner to determine whether any credit or other market events have occurred since prior quarter financial statements to ensure any material events are properly included in current quarter valuation and investment income.
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
The carrying amounts and estimated fair values of our financial instruments for which the disclosure of fair values is required, including financial assets and liabilities measured and carried at fair value on a recurring basis, was summarized according to the hierarchy previously described, as follows (in millions):

	June 30, 2023
	Level 1	Level 2	Level 3	NAV	Fair Value	Carrying Amount
Assets
Cash and cash equivalents	$1,688	$—	$—	$—	$1,688	$1,688
Fixed maturity securities available-for-sale:
Asset-backed securities	—	6,330	6,510	—	12,840	12,840
Commercial mortgage-backed securities	—	3,932	17	—	3,949	3,949
Corporates	—	13,148	1,618	—	14,766	14,766
Hybrids	95	582	—	—	677	677
Municipals	—	1,509	49	—	1,558	1,558
Residential mortgage-backed securities	—	1,983	28	—	2,011	2,011
U.S. Government	211	—	—	—	211	211
Foreign Governments	—	154	16	—	170	170
Preferred securities	203	438	6	—	647	647
Equity securities	68	—	—	41	109	109
Derivative investments	—	648	—	—	648	648
Investment in unconsolidated affiliates	—	—	197	—	197	197
Short term investments	176	45	126	—	347	347
Reinsurance related embedded derivative, included in other assets	—	277	—	—	277	277
Other long-term investments	—	—	49	—	49	49
Market risk benefits asset	—	—	118	—	118	118
Total financial assets at fair value	$2,441	$29,046	$8,734	$41	$40,262	$40,262
Liabilities
Derivatives:
FIA/IUL embedded derivatives, included in contractholder funds	—	—	3,821	—	3,821	3,821
Market risk benefits liability	—	—	313	—	313	313
Total financial liabilities at fair value	$—	$—	$4,134	$—	$4,134	$4,134

	December 31, 2022
	Level 1	Level 2	Level 3	NAV	Fair Value	Carrying Amount
Assets
Cash and cash equivalents	$960	$—	$—	$—	$960	$960
Fixed maturity securities available-for-sale:
Asset-backed securities	—	5,204	6,263	—	11,467	11,467
Commercial mortgage-backed securities	—	2,999	37	—	3,036	3,036
Corporates	—	11,472	1,427	—	12,899	12,899
Hybrids	93	612	—	—	705	705
Municipals	—	1,381	29	—	1,410	1,410
Residential mortgage-backed securities	—	1,219	302	—	1,521	1,521
U.S. Government	32	—	—	—	32	32
Foreign Governments	—	132	16	—	148	148
Preferred securities	248	474	—	—	722	722
Equity securities	54	—	—	47	101	101
Derivative investments	—	244	—	—	244	244
Investment in unconsolidated affiliates	—	—	23	—	23	23
Short term investments	1,556	—	—	—	1,556	1,556
Reinsurance related embedded derivative, included in other assets	—	279	—	—	279	279
Other long-term investments	—	—	48	—	48	48
Market risk benefits asset	—	—	117	—	117	117
Total financial assets at fair value	$2,943	$24,016	$8,262	$47	$35,268	$35,268
Liabilities
Derivatives:
FIA/IUL embedded derivatives, included in contractholder funds	—	—	3,115	—	3,115	3,115
Market risk benefits liability	—	—	282	—	282	282
Total financial liabilities at fair value	$—	$—	$3,397	$—	$3,397	$3,397
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
We analyze the third-party valuation methodologies and related inputs to perform assessments to determine the appropriate level within the fair value hierarchy. However, we did not adjust prices received from third parties as of June 30, 2023 or December 31, 2022.
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
The fair value measurement of the FIA/IUL embedded derivatives included in Contractholder funds is determined through a combination of market observable information and significant unobservable inputs using the option budget method. The market observable inputs are the market value of option and treasury rates. The significant unobservable inputs are the budgeted option cost (i.e., the expected cost to purchase call options in future periods to fund the equity indexed linked feature), surrender rates, mortality multiplier and non-performance spread. The mortality multiplier at June 30, 2023 and December 31, 2022 was applied to the 2012 Individual Annuity mortality tables. Increases or decreases in the market value of an option in isolation would result in a higher or lower, respectively, fair value measurement. Increases or decreases in treasury rates, mortality multiplier, surrender rates, or non-performance spread in isolation would result in a lower or higher fair value measurement, respectively. Generally, a change in any one unobservable input would not directly result in a change in any other unobservable input.
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
Investments in Unconsolidated affiliates
We have elected the fair value option for certain investments in unconsolidated affiliates as we believe this better aligns them with other investments in unconsolidated affiliates that are measured using NAV as a practical expedient in determining fair value. Investments measured using the fair value option are included in Level 3 and the fair value of these investments are determined using a multiple of the affiliates’ EBITDA, which is derived from market analysis of transactions involving comparable companies. The EBITDA used in this calculation is based on the affiliates’ financial information. The inputs are usually considered unobservable, as not all market participants have access to this data.

Short-term Investments
The carrying amounts reported in the Condensed Consolidated Balance Sheets for these instruments approximate fair value.
Other Long-term Investments
We hold a fund-linked note, which provides for an additional payment at maturity based on the value of an embedded derivative based on the actual return of a dedicated return fund. Fair value of the embedded derivative is based on an unobservable input, the NAV of the fund at the balance sheet date. The embedded derivative is similar to a call option on the net asset value of the fund with a strike price of zero since we will not be required to make any additional payments at maturity of the fund-linked note in order to receive the NAV of the fund on the maturity date. A Black-Scholes model determines the NAV of the fund as the fair value of the call option regardless of the values used for the other inputs to the option pricing model.  The NAV of the fund is provided by the fund manager at the end of each calendar month and represents the value an investor would receive if it withdrew its investment on the balance sheet date. Therefore, the key unobservable input used in the Black-Scholes model is the value of the fund. As the value of the fund increases or decreases, the fair value of the embedded derivative will increase or decrease. See further discussion on the available-for-sale embedded derivative in Note D - Derivative Financial Instruments.
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
Quantitative information regarding significant unobservable inputs used for recurring Level 3 fair value measurements of financial instruments carried at fair value as of June 30, 2023 and December 31, 2022 are as follows (in millions):

		Valuation Technique	Unobservable Input(s)	Range (Weighted average)
	Fair Value at
	June 30, 2023			June 30, 2023
Assets
Asset-backed securities	$6,233	Broker-Quoted	Offered Quotes	54.70% - 171.9% (94.28%)
Asset-backed securities	277	Third-Party Valuation	Offered Quotes	39.65% - 101.77% (62.08%)
Commercial mortgage-backed securities	17	Third-Party Valuation	Offered Quotes	79.35% - 88.61% (84.76%)
Corporates	789	Broker-Quoted	Offered Quotes	46.39% - 104.74% (95.87%)
Corporates	829	Third-Party Valuation	Offered Quotes	0.00% - 103.12% (89.85%)
Municipals	31	Third-Party Valuation	Offered Quotes	102.11% - 102.11% (102.11%)
Municipals	18	Broker-Quoted	Offered Quotes	101.20% - 101.20% (101.20%)

		Valuation Technique	Unobservable Input(s)	Range (Weighted average)
	Fair Value at
	June 30, 2023			June 30, 2023
Residential mortgage-backed securities	25	Broker-Quoted	Offered Quotes	0.00% - 90.45% (90.00%)
Residential mortgage-backed securities	3	Third-Party Valuation	Offered Quotes	93.11%-93.11% (93.11%)
Foreign governments	16	Third-Party Valuation	Offered Quotes	99.04% - 99.68% (99.24%)
Investment in unconsolidated affiliates	197	Market Comparable Company Analysis	EBITDA Multiple	5x-16x (12x)
Short term investments	126	Broker-Quoted	Offered Quotes	100.00% - 100.02% (100.01%)
Preferred securities	6	Broker-Quoted	Offered Quotes	$21.25 -$21.25 ($21.25)
Other long-term investments:
Available-for-sale embedded derivative	26	Black Scholes Model	Market Value of Fund	100%
Secured borrowing receivable	10	Broker-Quoted	Offered Quotes	100.00% - 100.00% (100.00%)
Credit Linked Note	13	Broker-Quoted	Offered Quotes	96.99%
Market risk benefits asset	118	Discounted Cash Flow	Mortality	100.00% - 100.00% (100.00%)
			Surrender Rates	0.25% - 10.00% (5.03%)
			Partial Withdrawal Rates	2.00% - 21.74% (2.49%)
			Non-Performance Spread	0.55% - 1.37% (1.17%)
			GMWB Utilization	50.00% - 60.00% (50.85%)
Total financial assets at fair value	$8,734
Liabilities
Derivatives:
FIA/IUL embedded derivatives, included in contractholder funds	$3,821	Discounted Cash Flow	Market Value of Option	0.00% - 30.03% (2.36%)
			Swap Rates	3.81% - 5.47% (4.64%)
			Mortality Multiplier	100.00% - 100.00% (100.00%)
			Surrender Rates	0.25% - 70.00% (6.61%)
			Partial Withdrawals	2.00% - 34.48% (2.74%)
			Non-Performance Spread	0.55% - 1.37% (1.17%)
			Option cost	0.07% - 5.67% (2.22%)
Market risk benefits liability	313	Discounted Cash Flow	Mortality	100.00% - 100.00% (100.00%)
			Surrender Rates	0.25% - 10.00% (5.03%)
			Partial Withdrawal Rates	2.00% - 21.74% (2.49%)
			Non-Performance Spread	0.55% - 1.37% (1.17%)
			GMWB Utilization	50.00% - 60.00% (50.85%)
Total financial liabilities at fair value	$4,134

		Valuation Technique	Unobservable Input(s)	Range (Weighted average)
	Fair Value at
	December 31, 2022			December 31, 2022
Assets
Asset-backed securities	$5,916	Broker-Quoted	Offered Quotes	52.85% - 117.17% 94.18%
Asset-backed securities	347	Third-Party Valuation	Offered Quotes	41.43% - 210.50% 67.99%
Commercial mortgage-backed securities	20	Broker-Quoted	Offered Quotes	109.02% - 109.02% 109.02%
Commercial mortgage-backed securities	17	Third-Party Valuation	Offered Quotes	74.66% - 88.48% 82.74%
Corporates	602	Broker-Quoted	Offered Quotes	79.16% - 102.53% 94.16%
Corporates	825	Third-Party Valuation	Offered Quotes	0.00% - 104.96% 89.69%
Municipals	29	Third-Party Valuation	Offered Quotes	93.95% - 93.95% 93.95%
Residential mortgage-backed securities	302	Broker-Quoted	Offered Quotes	0.00% - 91.04% (86.38%)
Foreign governments	16	Third-Party Valuation	Offered Quotes	99.78% - 102.29%% (100.56)%
Investment in unconsolidated affiliates	23	Market Comparable Company Analysis	EBITDA Multiple	5x-5.5x
Other long-term investments:
Available-for-sale embedded derivative	23	Black Scholes Model	Market Value of Fund	100.00%
Secured borrowing receivable	10	Broker-Quoted	Offered Quotes	100.00% - 100.00% (100.00%)
Credit linked note	15	Broker-Quoted	Offered Quotes	96.23%
Market risk benefits asset	117	Discounted Cash flow	Mortality	100.00% - 100.00% (100.00%)
			Surrender Rates	0.25% - 10.00% (4.69%)
			Partial Withdrawal Rates	2.00% - 21.74% (2.49%)
			Non-Performance Spread	0.48% - 1.44% (1.30%)
			GMWB Utilization	50.00% - 60.00% (50.94%)
Total financial assets at fair value	$8,262
Liabilities
Derivatives:
FIA/ IUL embedded derivatives, included in contractholder funds	$3,115	Discounted Cash Flow	Market Value of Option	0.00% - 23.90% (0.87%)
			Swap Rates	3.88% - 4.73% (4.31%)
			Mortality Multiplier	100.00% - 100.00% (100.00%)
			Surrender Rates	0.25% - 70.00% (6.57%)
			Partial Withdrawals	2.00% - 29.41% (2.73%)
			Non-Performance Spread	0.48% - 1.44% (1.30%)
			Option Cost	0.07% - 4.97% (1.89%)

		Valuation Technique	Unobservable Input(s)	Range (Weighted average)
Fair Value at
	December 31, 2022			December 31, 2022
Market risk benefits liability	282	Discounted Cash Flow	Mortality	100.00% - 100.00% (100.00%)
			Surrender Rates	0.25% - 10.00% (4.69%)
			Partial Withdrawal Rates	2.00% - 21.74% (2.49%)
			Non-Performance Spread	0.48% - 1.44% (1.30%)
			GMWB Utilization	50.00% - 60.00% (50.94%)
Total financial liabilities at fair value	$3,397

The following tables summarize changes to the Company’s financial instruments carried at fair value and classified within Level 3 of the fair value hierarchy for the three and six months ended June 30, 2023 and June 30, 2022 (in millions). The gains and losses below may include changes in fair value due in part to observable inputs that are a component of the valuation methodology.

	Three months ended June 30, 2023
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period	Change in Unrealized Gains (Losses) Incl in OCI
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities available-for-sale:
Asset-backed securities	$6,300	$(3)	$15	$379	$(15)	$(151)	$(15)	$6,510	$14
Commercial mortgage-backed securities	29	—	—	—	—	—	(12)	17	—
Corporates	1,532	—	(33)	125	—	(14)	8	1,618	(33)
Municipals	32	—	17	—	—	—	—	49	17
Residential mortgage-backed securities	12	—	—	24	—	—	(8)	28	—
Foreign governments	16	—	—	—	—	—	—	16	—
Investment in unconsolidated affiliates	107	—	—	90	—	—	—	197	—
Short-term	23	—	—	103	—	—	—	126	—
Preferred securities	—	—	—	—	—	—	6	6	—
Other long-term investments:
Available-for-sale embedded derivative	25	—	1	—	—	—	—	26	1
Credit linked note	13	—	—	—	—	—	—	13	—
Secured borrowing receivable	10	—	—	—	—	—	—	10	—
Subtotal assets at Level 3 fair value	$8,099	$(3)	$—	$721	$(15)	$(165)	$(21)	$8,616	$(1)
Market risk benefits asset (b)	106							118
Total assets at Level 3 fair value	$8,205							$8,734
Liabilities
FIA/ IUL embedded derivatives, included in contractholder funds	3,569	197	—	93	—	(38)	—	3,821	—
Subtotal liabilities at Level 3 fair value	$3,569	$197	$—	$93	$—	$(38)	$—	$3,821	$—
Market risk benefits liability (b)	324							313
Total liabilities at Level 3 fair value	$3,893							$4,134
(a) The net transfers out of Level 3 during the three months ended June 30, 2023 were exclusively to Level 2.
(b) Refer to Note G - Market Risk Benefits for roll forward activity of the net Market Risk Benefits Asset and Liability.

	Three months ended June 30, 2022
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period	Change in Unrealized Included in OCI
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities available-for-sale:
Asset-backed securities	$4,161	$1	$(142)	$827	$(39)	$(126)	$(5)	$4,677	$(153)
Commercial mortgage-backed securities	40	—	(3)	—	—	—	—	37	(2)
Corporates	1,126	—	(64)	304	—	(6)	(4)	1,356	(61)
Municipals	37	—	(4)	—	—	—	—	33	(4)
Residential mortgage-backed securities	—	—	—	9	—	—	—	9	—
Foreign Governments	17	—	(1)	—	—	—	—	16	(1)
Investment in unconsolidated affiliates	21	—	—	—	—	—	—	21	—
Short-term	19	—	—	—	—	—	(19)	—	—
Other long-term investments:
Available-for-sale embedded derivative	30	(6)	—	—	—	—	—	24	—
Credit linked note	19	—	—	—	—	(2)	—	17	—
Secured borrowing receivable	—	—	—	—	—	—	10	10	—
Subtotal assets at Level 3 fair value	$5,470	$(5)	$(214)	$1,140	$(39)	$(134)	$(18)	$6,200	$(221)
Market risk benefits asset (b)	29							86
Total assets at Level 3 fair value	$5,499							$6,286
Liabilities
FIA/IUL embedded derivatives, included in contractholder funds	3,395	(575)	—	146	—	(25)	—	2,941	—
Subtotal liabilities at Level 3 fair value	$3,395	$(575)	$—	$146	$—	$(25)	$—	$2,941	$—
Market risk benefits liability (b)	486							292
Total liabilities at Level 3 fair value	$3,881							$3,233

(a)The net transfers out of Level 3 during the three months ended June 30, 2023 were to Level 2, except for the net transfers out related to our other long-term investment, which was to Level 1.
(b)Refer to Note G - Market Risk Benefits for roll forward activity of the net Market Risk Benefits Asset and Liability.

	Six months ended June 30, 2023
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period	Change in Unrealized Included in OCI
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities available-for-sale:
Asset-backed securities	$6,263	$(11)	$33	$795	$(98)	$(386)	$(86)	$6,510	$32
Commercial mortgage-backed securities	37	—	1	12	—	—	(33)	17	1
Corporates	1,427	(1)	(56)	259	—	(19)	8	1,618	(56)
Hybrids	—	—	—	—	—	—	—	—	—
Municipals	29	—	20	—	—	—	—	49	20
Residential mortgage-backed securities	302	1	8	32	—	(8)	(307)	28	8
Foreign Governments	16	—	—	—	—	—	—	16	—
Short-term	—	—	—	126	—	—	—	126	—
Preferred securities	—	—	—	—	—	—	6	6	—
Other long-term investments:
Available-for-sale embedded derivative	23	—	3	—	—	—	—	26	3
Investment in affiliate	23	—	—	174	—	—	—	197	—
Credit linked note	15	—	—	—	—	(2)	—	13	—
Secured borrowing receivable	10	—	—	—	—	—	—	10	—
Subtotal assets at Level 3 fair value	$8,145	$(11)	$9	$1,398	$(98)	$(415)	$(412)	$8,616	$8
Market risk benefits asset (b)	117							118
Total assets at Level 3 fair value	$8,262							$8,734
Liabilities
FIA/IUL embedded derivatives, included in contractholder funds	3,115	582	—	189	—	(65)	—	3,821	—
Subtotal liabilities at Level 3 fair value	$3,115	$582	$—	$189	$—	$(65)	$—	$3,821	$—
Market risk benefits liability (b)	282							313
Total liabilities at Level 3 fair value	$3,397							$4,134
(a)The net transfers out of Level 3 during the six months ended June 30, 2023 were to Level 2, except for the net transfers out related to our other long-term investment, which was to Level 1.
(b)Refer to Note G - Market Risk Benefits for roll forward activity of the net Market Risk Benefits Asset and Liability.

	Six months ended June 30, 2022
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period	Change in Unrealized Included in OCI
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities available-for-sale:
Asset-backed securities	3,959	1	(272)	1,227	(39)	(278)	79	4,677	$(291)
Commercial mortgage-backed securities	35	—	(5)	—	—	—	7	37	(4)
Corporates	1,121	—	(137)	382	—	(32)	22	1,356	(134)
Municipals	43	—	(10)	—	—	—	—	33	(9)
Residential mortgage-backed securities	—	—	—	9	—	—	—	9	—
Foreign Governments	18	—	(2)	—	—	—	—	16	(1)
Short-term	321	—	(1)	20	—	—	(340)	—	(1)
Preferred securities	1	—	(1)	—	—	—	—	—	(1)
Other long-term investments:
Available-for-sale embedded derivative	34	(10)	—	—	—	—	—	24	—
Credit linked note	23	—	(3)	—	—	(3)	—	17	—
Secured borrowing receivable	—	—	—	—	—	—	10	10	—
Investment in affiliate	21	—	—	—	—	—	—	21	—
Subtotal assets at Level 3 fair value	$5,576	$(9)	$(431)	$1,638	$(39)	$(313)	$(222)	$6,200	$(441)
Market risk benefits asset (b)	41							86
Total assets at Level 3 fair value	$5,617							$6,286
Liabilities
FIA/IUL embedded derivatives, included in contractholder funds	3,883	(1,159)	—	272	—	(55)	—	2,941	—
Subtotal liabilities at Level 3 fair value	$3,883	$(1,159)	$—	$272	$—	$(55)	$—	$2,941	$—
Market risk benefits liability (b)	469							292
Total liabilities at Level 3 fair value	$4,352							$3,233
(a) The net transfers out of Level 3 during the six months ended June 30, 2022 were to Level 2.
(b) Refer to Note G - Market Risk Benefits for roll forward activity of the net Market Risk Benefits Asset and Liability.
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
Investment Contracts
Investment contracts include deferred annuities (FIAs and fixed rate annuities), IUL policies, funding agreements and PRT and immediate annuity contracts without life contingencies. The FIA/IUL embedded derivatives, included in Contractholder funds, are excluded as they are carried at fair value. The fair value of the deferred annuities (FIA and fixed rate annuities) and IUL contracts is based on their cash surrender value (i.e., the cost the Company would incur to extinguish the liability) as these contracts are generally issued without an annuitization date. The fair value of funding agreements and PRT and immediate annuity contracts without life contingencies is derived by calculating a new fair value interest rate using the updated yield curve and treasury spreads as of the respective reporting date. The Company is not required to, and has not, estimated the fair value of the liabilities under contracts that involve significant mortality or morbidity risks, as these liabilities fall within the definition of insurance contracts that are exceptions from financial instruments that require disclosures of fair value.
Other
Federal Home Loan Bank of Atlanta (“FHLB”) common stock, Accounts receivable and Notes receivable are carried at cost, which approximates fair value. FHLB common stock is classified as Level 2 within the fair value hierarchy. Accounts receivable and Notes receivable are classified as Level 3 within the fair value hierarchy.
Debt
The fair value of the $500 million aggregate principal amount of its 7.40% Senior Notes due 2028 and the $550 million aggregate principal amount of its 5.50% Senior Notes due 2025 are based on quoted market prices of debt with similar credit risk and tenor. The inputs used to measure the fair value of these debts results in a Level 2 classification within the fair value hierarchy.

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

	June 30, 2023
	Level 1	Level 2	Level 3	NAV	Total Estimated Fair Value	Carrying Amount
Assets
FHLB common stock	$—	$106	$—	$—	$106	$106
Commercial mortgage loans	—	—	2,144	—	2,144	2,457
Residential mortgage loans	—	—	2,377	—	2,377	2,619
Investments in unconsolidated affiliates	—	—	8	2,598	2,606	2,606
Policy loans	—	—	59	—	59	59
Company-owned life insurance	—	—	352	—	352	352
Total	$—	$106	$4,940	$2,598	$7,644	$8,199

Liabilities
Investment contracts, included in contractholder funds	—	—	37,228	—	37,228	41,249
Debt	—	1,544	—	—	1,544	1,571
Total	$—	$1,544	$37,228	$—	$38,772	$42,820

	December 31, 2022
	Level 1	Level 2	Level 3	NAV	Total Estimated Fair Value	Carrying Amount
Assets
FHLB common stock	$—	$99	$—	$—	$99	$99
Commercial mortgage loans	—	—	2,083	—	2,083	2,406
Residential mortgage loans	—	—	1,892	—	1,892	2,148
Investments in unconsolidated affiliates	—	—	5	2,427	2,432	2,432
Policy loans	—	—	52	—	52	52
Other invested assets	—	—	10	—	10	10
Company-owned life insurance	—	—	328	—	328	328
Total	$—	$99	$4,370	$2,427	$6,896	$7,475

Liabilities
Investment contracts, included in contractholder funds	—	—	34,464	—	34,464	38,412
Debt	—	1,092	—	—	1,092	1,114
Total	$—	$1,092	$34,464	$—	$35,556	$39,526
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

	June 30, 2023
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value
AFS securities
Asset-backed securities	$13,492	$(7)	$65	$(710)	$12,840	$12,840
Commercial mortgage-backed securities	4,307	(18)	5	(345)	3,949	3,949
Corporates	17,491	—	43	(2,768)	14,766	14,766
Hybrids	747	—	3	(73)	677	677
Municipals	1,792	—	11	(245)	1,558	1,558
Residential mortgage-backed securities	2,121	(7)	11	(114)	2,011	2,011
U.S. Government	213	—	1	(3)	211	211
Foreign Governments	211	—	—	(41)	170	170
Total AFS securities	$40,374	$(32)	$139	$(4,299)	$36,182	$36,182

	December 31, 2022
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value
AFS securities
Asset-backed securities	$12,209	$(8)	$36	$(770)	$11,467	$11,467
Commercial mortgage-backed securities	3,309	(1)	12	(284)	3,036	3,036
Corporates	15,879	(15)	30	(2,995)	12,899	12,899
Hybrids	781	—	8	(84)	705	705
Municipals	1,695	—	4	(289)	1,410	1,410
Residential mortgage-backed securities	1,631	(7)	6	(109)	1,521	1,521
U.S. Government	34	—	—	(2)	32	32
Foreign Governments	185	—	—	(37)	148	148
Total AFS securities	$35,723	$(31)	$96	$(4,570)	$31,218	$31,218
Securities held on deposit with various state regulatory authorities had a fair value of $19,862 million and $17,751 million at June 30, 2023 and December 31, 2022, respectively.
As of June 30, 2023 and December 31, 2022, the Company held $35 million and $27 million, respectively, of investments that were non-income producing for a period greater than twelve months.
As of June 30, 2023 and December 31, 2022, the Company's accrued interest receivable balance was $415 million and $358 million, respectively. Accrued interest receivable is classified within Prepaid expenses and other assets within the Condensed Consolidated Balance Sheets.
In accordance with our FHLB agreements, the investments supporting the funding agreement liabilities are pledged as collateral to secure the FHLB funding agreement liabilities and are not available to us for general purposes. The collateral investments had a fair value of $3,543 million and $3,387 million as of June 30, 2023 and December 31, 2022, respectively.

The amortized cost and fair value of fixed maturity securities by contractual maturities, as applicable, are shown below (in millions). Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	June 30, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Corporates, Non-structured Hybrids, Municipal and U.S. Government Securities:
Due in one year or less	$227	$222	$124	$123
Due after one year through five years	3,116	2,968	2,193	2,059
Due after five years through ten years	2,065	1,862	1,840	1,633
Due after ten years	15,046	12,330	14,417	11,379
Subtotal	20,454	17,382	18,574	15,194
Other securities, which provide for periodic payments:
Asset-backed securities	13,492	12,840	12,209	11,467
Commercial mortgage-backed securities	4,307	3,949	3,309	3,036
Residential mortgage-backed securities	2,121	2,011	1,631	1,521
Subtotal	19,920	18,800	17,149	16,024
Total fixed maturity AFS securities	$40,374	$36,182	$35,723	$31,218
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
If we intend to sell a fixed maturity security or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis and the fair value of the security is below amortized cost, we will write down the security to current fair value, with a corresponding charge, net of any amount previously recognized as an allowance for expected credit loss, to Recognized gains and (losses), net in the accompanying unaudited Condensed Consolidated Statements of Operations. If we do not intend to sell a fixed maturity security or it is more likely than not that we will not be required to sell a fixed maturity security before recovery of its amortized cost basis but believe amounts related to a security are uncollectible (generally based on proximity to expected credit loss), an impairment is deemed to have occurred and the amortized cost is written down to the estimated recovery value with a corresponding charge, net of any amount previously recognized as an allowance for expected credit loss, to Recognized gains and (losses), net in the accompanying unaudited Condensed Consolidated Statements of Operations. The remainder of unrealized loss is held in other comprehensive income in the accompanying unaudited Condensed Consolidated Statements of Equity.

The activity in the allowance for expected credit losses of AFS securities aggregated by investment category was as follows (in millions):

	Three months ended June 30, 2023
		Additions			Reductions
	Balance at Beginning of Period	For credit losses on securities for which losses were not previously recorded	For initial credit losses on purchased securities accounted for as PCD financial assets (a)	(Additions) reductions in allowance recorded on previously impaired securities	For securities sold during the period	For securities intended/required to be sold prior to recovery of amortized cost basis	Write offs charged against the allowance	Recoveries of amounts previously written off	Balance at End of Period
AFS securities
Asset-backed securities	$(10)	$1	$—	$2	$—	$—	$—	$—	$(7)
Commercial mortgage-backed securities	—	(20)	—	2	—	—	—	—	(18)
Residential mortgage-backed securities	(6)	(1)	—	—	—	—	—	—	(7)
Total AFS securities	$(16)	$(20)	$—	$4	$—	$—	$—	$—	$(32)

	Three months ended June 30, 2022
		Additions			Reductions
	Balance at Beginning of Period	For credit losses on securities for which losses were not previously recorded	For initial credit losses on purchased securities accounted for as PCD financial assets (a)	(Additions) reductions in allowance recorded on previously impaired securities	For securities sold during the period	For securities intended/required to be sold prior to recovery of amortized cost basis	Write offs charged against the allowance	Recoveries of amounts previously written off	Balance at End of Period
AFS securities
Asset-backed securities	$(1)	$—	$—	$(1)	$—	$—	$—	—	$(2)
Commercial mortgage-backed securities	(2)	—	—	—	2	—	—	—	—
Residential mortgage-backed securities	(3)	—	—	—	—	—	—	—	(3)
Total AFS securities	$(6)	$—	$—	$(1)	$2	$—	$—	$—	$(5)

	Six months ended June 30, 2023
		Additions			Reductions
	Balance at Beginning of Period	For credit losses on securities for which losses were not previously recorded	For initial credit losses on purchased securities accounted for as PCD financial assets (a)	(Additions) reductions in allowance recorded on previously impaired securities	For securities sold during the period	For securities intended/required to be sold prior to recovery of amortized cost basis	Write offs charged against the allowance	Recoveries of amounts previously written off	Balance at End of Period
AFS securities
Asset-backed securities	$(8)	$(6)	$—	$7	$—	$—	$—	—	$(7)
Commercial mortgage-backed securities	(1)	(20)	—	3	—	—	—	—	(18)
Corporates	(15)	—	—	—	15	—	—	—	—
Residential mortgage-backed securities	(7)	(1)	—	1	—	—	—	—	(7)
Total AFS securities	$(31)	$(27)	$—	$11	$15	$—	$—	$—	$(32)

	Six months ended June 30, 2022
		Additions			Reductions
	Balance at Beginning of Period	For credit losses on securities for which losses were not previously recorded	For initial credit losses on purchased securities accounted for as PCD financial assets (a)	(Additions) reductions in allowance recorded on previously impaired securities	For securities sold during the period	For securities intended/required to be sold prior to recovery of amortized cost basis	Write offs charged against the allowance	Recoveries of amounts previously written off	Balance at End of Period
AFS securities
Asset-backed securities	$(3)	$—	$—	$(1)	$2	$—	$—	—	$(2)
Commercial mortgage-backed securities	(2)	—	—	—	2	—	—	—	—
Residential mortgage-backed securities	(3)	—	—	—	—	—	—	—	(3)
Total AFS securities	$(8)	$—	$—	$(1)	$4	$—	$—	$—	$(5)
(a) Purchased credit deteriorated financial assets (“PCD”)

PCDs are AFS securities purchased at a discount, where part of that discount is attributable to credit. Credit loss allowances are calculated for these securities as of the date of their acquisition, with the initial allowance serving to increase amortized cost. There were no purchases of PCD AFS securities during the six months ended June 30, 2023 or for the year ended December 31, 2022.
The fair value and gross unrealized losses of AFS securities, excluding securities in an unrealized loss position with an allowance for expected credit loss, aggregated by investment category and duration of fair value below amortized cost as of June 30, 2023 and December 31, 2022 were as follows (dollars in millions):

	June 30, 2023
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS securities
Asset-backed securities	$4,219	$(182)	$6,220	$(517)	$10,439	$(699)
Commercial mortgage-backed securities	1,555	(102)	1,663	(242)	3,218	(344)
Corporates	4,598	(294)	8,884	(2,474)	13,482	(2,768)
Hybrids	194	(15)	457	(58)	651	(73)
Municipals	550	(68)	793	(177)	1,343	(245)
Residential mortgage-backed securities	1,031	(17)	619	(93)	1,650	(110)
U.S. Government	61	(2)	4	(1)	65	(3)
Foreign Government	25	(3)	136	(38)	161	(41)
Total AFS securities	$12,233	$(683)	$18,776	$(3,600)	$31,009	$(4,283)
Total number of AFS in an unrealized loss position less than twelve months						1,938
Total number of AFS securities in an unrealized loss position twelve months or longer						2,531
Total number of AFS securities in an unrealized loss position						4,469

	December 31, 2022
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS securities
Asset-backed securities	$7,001	$(410)	$3,727	$(360)	$10,728	$(770)
Commercial mortgage-backed securities	2,065	(168)	475	(116)	2,540	(284)
Corporates	8,780	(1,679)	3,231	(1,312)	12,011	(2,991)
Hybrids	619	(83)	3	(1)	622	(84)
Municipals	948	(176)	352	(113)	1,300	(289)
Residential mortgage-backed securities	990	(51)	184	(22)	1,174	(73)
U.S. Government	11	(1)	21	(1)	32	(2)
Foreign Government	119	(32)	14	(5)	133	(37)
Total AFS securities	$20,533	$(2,600)	$8,007	$(1,930)	$28,540	$(4,530)
Total number of AFS securities in an unrealized loss position less than twelve months						2,774
Total number of AFS securities in an unrealized loss position twelve months or longer						1,212
Total number of AFS securities in an unrealized loss position						3,986
We determined the decrease in unrealized losses as of June 30, 2023, compared to December 31, 2022, was caused by longer treasury rates being lower as well as credit spread compression. For securities in an unrealized loss position as of June 30, 2023, our allowance for expected credit loss was $32 million. We believe the unrealized loss position for which we have not recorded an allowance for expected credit loss as of June 30, 2023 was primarily attributable to interest rate increases, near-term illiquidity, and other macroeconomic uncertainties as opposed to issuer specific credit concerns.
Mortgage Loans
Our mortgage loans are collateralized by commercial and residential properties.
Commercial Mortgage Loans
Commercial mortgage loans (“CMLs”) represented approximately 5% and 6% of our total investments as of June 30, 2023 and December 31, 2022, respectively. The mortgage loans in our investment portfolio, are generally comprised of high quality commercial first lien and mezzanine real estate loans. Mortgage loans are primarily on income producing properties including industrial properties, retail buildings, multifamily properties and office buildings. We diversify our CML portfolio by geographic region and property type to attempt to reduce concentration risk. We continuously evaluate CMLs based on relevant current information to ensure properties are performing at a consistent and acceptable level to secure the related debt. The distribution of CMLs, gross of valuation allowances, by property type and geographic region is reflected in the following tables (dollars in millions):

	June 30, 2023		December 31, 2022
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Property Type:
Hotel	$18	1%	$18	1%
Industrial	538	22%	520	22%
Mixed Use	12	1%	12	1%
Multifamily	1,012	41%	1,013	42%
Office	328	13%	330	14%
Retail	103	4%	105	4%
Student Housing	83	3%	83	3%
Other	376	15%	335	13%
Total CMLs, gross of valuation allowance	$2,470	100%	$2,416	100%
Allowance for expected credit loss	(13)		(10)
Total CMLs, net of valuation allowance	$2,457		$2,406

U.S. Region:
East North Central	$150	6%	$151	6%
East South Central	76	3%	76	3%
Middle Atlantic	325	13%	326	13%
Mountain	353	14%	355	15%
New England	166	7%	158	7%
Pacific	726	29%	708	28%
South Atlantic	553	22%	521	22%
West North Central	4	1%	4	1%
West South Central	117	5%	117	5%
Total CMLs, gross of valuation allowance	$2,470	100%	$2,416	100%
Allowance for expected credit loss	(13)		(10)
Total CMLs, net of valuation allowance	$2,457		$2,406

CMLs segregated by risk rating exposure as of June 30, 2023 and December 31, 2022, were as follows, gross of valuation allowances (in millions):

	June 30, 2023
	Amortized Cost by Origination Year
	2023	2022	2021	2020	2019	Prior	Total
Current (less than 30 days past due)	$55	$338	$1,299	$487	$—	$265	$2,444
30-89 days past due	—	—	—	—	—	—	—
90 days or more past due	—	—	—	—	—	9	9
Total CMLs (a)	$55	$338	$1,299	$487	$—	$274	$2,453

	December 31, 2022
	Amortized Cost by Origination Year
	2022	2021	2020	2019	2018	Prior	Total
Current (less than 30 days past due)	$350	$1,300	$488	$—	$—	$269	$2,407
30-89 days past due	—	—	—	—	—	—	—
90 days or more past due	—	—	—	—	—	9	9
Total CMLs	$350	$1,300	$488	$—	$—	$278	$2,416
(a) Excludes loans under development with an amortized cost and estimated fair value of $17 million for June 30, 2023.
Loan-to-value (“LTV”) and debt service coverage (“DSC”) ratios are measures commonly used to assess the risk and quality of mortgage loans. The LTV ratio is expressed as a percentage of the amount of the loan relative to the value of the underlying property. An LTV ratio in excess of 100% indicates the unpaid loan amount exceeds the underlying collateral. The DSC ratio, based upon the most recently received financial statements, is expressed as a percentage of the amount of a property’s net income to its debt service payments. A DSC ratio of less than 1.00 indicates that a property’s operations do not generate sufficient income to cover debt payments. We normalize our DSC ratios to a 25-year amortization period for purposes of our general loan allowance evaluation.
The following tables present the recorded investment in CMLs by LTV and DSC ratio categories and estimated fair value by the indicated loan-to-value ratios, gross of valuation allowances at June 30, 2023 and December 31, 2022 (dollars in millions):

	Debt-Service Coverage Ratios			Total Amount	% of Total	Estimated Fair Value	% of Total
	>1.25	1.00 - 1.25	<1.00
June 30, 2023
LTV Ratios:
Less than 50.00%	$510	$4	$11	$525	21%	$491	23%
50.00% to 59.99%	740	—	—	740	30%	649	30%
60.00% to 74.99%	1,160	10	—	1,170	48%	973	46%
75.00% to 84.99%	—	—	18	18	1%	14	1%
Total CMLs (a)	$2,410	$14	$29	$2,453	100%	$2,127	100%

December 31, 2022
LTV Ratios:
Less than 50.00%	$511	$4	$11	$526	22%	$490	24%
50.00% to 59.99%	706	—	—	706	29%	615	30%
60.00% to 74.99%	1,154	3	—	1,157	48%	955	45%
75.00% to 84.99%	—	—	18	18	1%	14	1%
Total CMLs (a)	$2,371	$7	$29	$2,407	100%	$2,074	100%
(a) Excludes loans under development with an amortized cost and estimated fair value of $17 million for June 30, 2023 and an amortized cost and estimated fair value of $9 million for December 31, 2022.

	June 30, 2023
	Amortized Cost by Origination Year
	2023	2022	2021	2020	2019	Prior	Total
LTV
Less than 50.00%	$6	$67	$119	$207	$—	$126	$525
50.00% to 59.99%	27	149	267	158	—	139	740
60.00% to 74.99%	22	113	913	122	—	—	1,170
75.00% to 84.99%	—	9	—	—	—	9	18
Total CMLs (a)	$55	$338	$1,299	$487	$—	$274	$2,453
DSCR
Greater than 1.25x	$48	$326	$1,299	$487	$—	$250	$2,410
1.00x - 1.25x	7	3	—	—	—	4	14
Less than 1.00x	—	9	—	—	—	20	29
Total CMLs (a)	$55	$338	$1,299	$487	$—	$274	$2,453

	December 31, 2022
	Amortized Cost by Origination Year
	2022	2021	2020	2019	2018	Prior	Total
LTV
Less than 50.00%	$70	$120	$207	$—	$—	$129	$526
50.00% to 59.99%	149	268	158	—	—	131	706
60.00% to 74.99%	113	912	123	—	—	9	1,157
75.00% to 84.99%	9	—	—	—	—	9	18
Total CMLs (a)	$341	$1,300	$488	$—	$—	$278	$2,407
DSCR
Greater than 1.25x	$329	$1,300	$488	$—	$—	$254	$2,371
1.00x - 1.25x	3	—	—	—	—	4	7
Less than 1.00x	9	—	—	—	—	20	29
Total CMLs (a)	$341	$1,300	$488	$—	$—	$278	$2,407
(a) Excludes loans under development with an amortized cost and estimated fair value of $17 million for June 30, 2023 and an amortized cost and estimated fair value of $9 million for December 31, 2022.

We recognize a mortgage loan as delinquent when payments on the loan are greater than 30 days past due. At June 30, 2023 and December 31, 2022 we had one CML that was delinquent in principal or interest payments as shown in the risk rating exposure table above.

Residential Mortgage Loans
Residential mortgage loans (“RMLs”) represented approximately 6% of our total investments as of June 30, 2023 and December 31, 2022. Our RMLs are closed end, amortizing loans and 100% of the properties are located in the United States. We diversify our RML portfolio by state to attempt to reduce concentration risk. The distribution of RMLs by state with highest-to-lowest concentration are reflected in the following tables, gross of valuation allowances (dollars in millions):

	June 30, 2023
U.S. State:	Amortized Cost	% of Total
Florida	$152	5%
New York	131	5%
California	123	5%
All other states (a)	2,264	85%
Total RMLs, gross of valuation allowance	$2,670	100%
(a)The individual concentration of each state is equal to or less than 5% as of June 30, 2023.

	December 31, 2022
U.S. State:	Amortized Cost	% of Total
Florida	$324	15%
Texas	215	10%
New Jersey	172	8%
Pennsylvania	153	7%
California	139	6%
New York	138	6%
Georgia	125	6%
All other states (a)	914	42%
Total RMLs, gross of valuation allowance	$2,180	100%
(a)The individual concentration of each state is equal to or less than 5% as of December 31, 2022.
RMLs have a primary credit quality indicator of either a performing or nonperforming loan. We define non-performing residential mortgage loans as those that are 90 or more days past due or in non-accrual status, which is assessed monthly. The credit quality of RMLs as of June 30, 2023 and December 31, 2022, was as follows (dollars in millions):

	June 30, 2023		December 31, 2022
Performance indicators:	Amortized Cost	% of Total	Amortized Cost	% of Total
Performing	$2,598	97%	$2,118	97%
Non-performing	72	3%	62	3%
Total RMLs, gross of valuation allowance	$2,670	100%	$2,180	100%
Allowance for expected loan loss	(51)	—%	(32)	—%
Total RMLs, net of valuation allowance	$2,619	100%	$2,148	100%

RMLs segregated by risk rating exposure as of June 30, 2023 and December 31, 2022, were as follows, gross of valuation allowances (in millions):

	June 30, 2023
	Amortized Cost by Origination Year
	2023	2022	2021	2020	2019	Prior	Total
Current (less than 30 days past due)	$137	$963	$862	$200	$192	$199	$2,553
30-89 days past due	—	6	24	5	4	6	45
90 days or more past due	—	7	20	15	29	1	72
Total RML mortgages	$137	$976	$906	$220	$225	$206	$2,670

	December 31, 2022
	Amortized Cost by Origination Year
	2022	2021	2020	2019	2018	Prior	Total
Current (less than 30 days past due)	$766	$884	$214	$185	$23	$33	$2,105
30-89 days past due	2	7	—	4	—	—	13
90 days or more past due	3	9	15	34	1	—	62
Total RML mortgages	$771	$900	$229	$223	$24	$33	$2,180

    Non-accrual loans by amortized cost as of June 30, 2023 and December 31, 2022, were as follows (in millions):

Amortized cost of loans on non-accrual	June 30, 2023	December 31, 2022
Residential mortgage:	$72	$62
Commercial mortgage:	9	9
Total non-accrual mortgages	$81	$71
Immaterial interest income was recognized on non-accrual financing receivables for the three and six months ended June 30, 2023 and June 30, 2022.
It is our policy to cease to accrue interest on loans that are delinquent for 90 days or more. For loans less than 90 days delinquent, interest is accrued unless it is determined that the accrued interest is not collectible. If a loan becomes 90 days or more delinquent, it is our general policy to initiate foreclosure proceedings unless a workout arrangement to bring the loan current is in place. As of June 30, 2023 and December 31, 2022, we had $72 million and $62 million, respectively, of RMLs that were over 90 days past due, of which $35 million and $38 million were in the process of foreclosure as of June 30, 2023 and December 31, 2022 respectively.
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

The allowances for our mortgage loan portfolio are summarized as follows (in millions):

	Three months ended June 30, 2023			Six months ended June 30, 2023
	Residential Mortgage	Commercial Mortgage	Total	Residential Mortgage	Commercial Mortgage	Total
Beginning Balance	$(48)	$(12)	$(60)	$(32)	$(10)	$(42)
Provision for loan losses	(3)	(1)	(4)	(19)	(3)	(22)
Ending Balance	$(51)	$(13)	$(64)	$(51)	$(13)	$(64)

	Three months ended June 30, 2022			Six months ended June 30, 2022
	Residential Mortgage	Commercial Mortgage	Total	Residential Mortgage	Commercial Mortgage	Total
Beginning Balance	$(26)	$(6)	$(32)	$(25)	$(6)	$(31)
Provision for loan losses	(3)	—	(3)	(4)	—	(4)
Ending Balance	$(29)	$(6)	$(35)	$(29)	$(6)	$(35)
An allowance for expected credit loss is not measured on accrued interest income for commercial mortgage loans as we have a process to write-off interest on loans that enter into non-accrual status (90 days or more past due). Allowances for expected credit losses are measured on accrued interest income for residential mortgage loans and were immaterial as of June 30, 2023 and June 30, 2022.
Interest and Investment Income
The major sources of Interest and investment income reported on the accompanying unaudited Condensed Consolidated Statements of Operations were as follows (in millions):

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Fixed maturity securities, available-for-sale	$448	$336	$880	$655
Equity securities	4	4	9	8
Preferred securities	12	15	22	26
Mortgage loans	57	49	108	88
Invested cash and short-term investments	17	9	33	13
Limited partnerships	44	58	101	171
Other investments	5	1	14	7
Gross investment income	587	472	1,167	968
Investment expense	(62)	(47)	(123)	(92)
Interest and investment income	$525	$425	$1,044	$876
Interest and investment income is shown net of amounts attributable to certain funds withheld reinsurance agreements which is passed along to the reinsurer in accordance with the terms of these agreements. Interest and investment income attributable to these agreements, and thus excluded from the totals in the table above, was $76 million and $134 million for the three and six months ended June 30, 2023, respectively, and $20 million and $38 million for the three and six months ended June 30, 2022, respectively.

Recognized Gains and (Losses), net
Details underlying Recognized gains and (losses), net reported on the accompanying unaudited Condensed Consolidated Statements of Operations were as follows (in millions):

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net realized (losses) gains on fixed maturity available-for-sale securities	$(52)	$(59)	$(96)	$(93)
Net realized/unrealized (losses) gains on equity securities (a)	3	(20)	8	(22)
Net realized/unrealized (losses) gains on preferred securities (b)	5	(83)	(4)	(150)
Realized (losses) gains on other invested assets	15	—	15	(4)
Change in allowance for expected credit losses	(21)	(6)	(29)	(7)
Derivatives and embedded derivatives:
Realized (losses) gains on certain derivative instruments	(65)	(35)	(154)	15
Unrealized (losses) gains on certain derivative instruments	164	(359)	311	(717)
Change in fair value of reinsurance related embedded derivatives (c)	17	141	(2)	263
Change in fair value of other derivatives and embedded derivatives	1	(5)	3	(8)
Realized (losses) gains on derivatives and embedded derivatives	117	(258)	158	(447)
Recognized gains and (losses), net	$67	$(426)	$52	$(723)

(a)Includes net valuation (losses) gains of $3 million and $(20) million for the three months ended June 30, 2023 and June 30, 2022, respectively, and net valuation (losses) gains of $8 million and $(22) million for the six months ended June 30, 2023 and June 30, 2022, respectively.
(b)Includes net valuation (losses) gains of $19 million and $(83) million for the three months ended June 30, 2023 and June 30, 2022, respectively, and net valuation (losses) gains of $44 million and $(149) million for the six months ended June 30, 2023 and June 30, 2022, respectively.
(c)Change in fair value of reinsurance related embedded derivatives is due to activity related to the reinsurance treaties with Somerset and Aspida Re.

Recognized gains and (losses), net is shown net of amounts attributable to certain funds withheld reinsurance agreements which is passed along to the reinsurer in accordance with the terms of these agreements. Recognized gains and (losses) attributable to these agreements, and thus excluded from the totals in the table above, was $21 million and $(1) million for the three and six months ended June 30, 2023, respectively, and $151 million and $279 million for the three and six month periods ended June 30, 2022, respectively.
The proceeds from the sale of fixed-maturity securities and the gross gains and losses associated with those transactions were as follows (in millions):

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Proceeds	$608	$783	$1,053	$1,795
Gross gains	2	1	5	4
Gross losses	(30)	(59)	(79)	(94)
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
The following table summarizes the carrying value and the maximum loss exposure of our unconsolidated VIEs as of June 30, 2023 and December 31, 2022 (in millions):

	June 30, 2023		December 31, 2022
	Carrying Value	Maximum Loss Exposure	Carrying Value	Maximum Loss Exposure
Investment in unconsolidated affiliates	$2,803	$4,491	$2,427	$4,030
Fixed maturity securities	18,471	20,853	15,680	17,404
Total unconsolidated VIE investments	$21,274	$25,344	$18,107	$21,434
Concentrations
Our underlying investment concentrations that exceed 10% of shareholders equity are as follows (in millions):

	June 30, 2023	December 31, 2022
Blackstone Wave Asset Holdco (a)	$738	$741
ELBA (b)	463	470
COLI	316	308
Verus Securitization Trust (c)	297	302
Jade 1 (d)	279	271
Jade 2 (d)	279	271
Jade 3 (d)	279	271
Jade 4 (d)	279	271
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

Note D — Derivative Financial Instruments
The carrying amounts of derivative instruments, including derivative instruments embedded in FIA and IUL contracts, and reinsurance is as follows (in millions):

	June 30, 2023	December 31, 2022
Assets:
Derivative investments:
Call options	$648	$244
Other long-term investments:
Other embedded derivatives	26	23
Prepaid expenses and other assets:
Reinsurance related embedded derivatives	277	279
	$951	$546

Liabilities:
Contractholder funds:
FIA/ IUL embedded derivatives	$3,821	$3,115
	$3,821	$3,115
The change in fair value of derivative instruments included in the accompanying unaudited Condensed Consolidated Statements of Operations is as follows (in millions):

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Recognized gains and (losses), net
Net investment gains (losses):
Call options	$98	$(395)	$153	$(709)
Futures contracts	—	(8)	5	(5)
Foreign currency forwards	—	9	(1)	12
Other derivatives and embedded derivatives	2	(5)	3	(8)
Reinsurance related embedded derivatives	17	141	(2)	263
Total net investment gains (losses)	$117	$(258)	$158	$(447)

Benefits and other changes in policy reserves:
FIA/ IUL embedded derivatives (decrease) increase	$252	$(454)	$706	$(942)
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
Information regarding our exposure to credit loss on the call options we hold is presented in the following table (in millions):

		June 30, 2023
Counterparty	Credit Rating (Fitch/Moody's/S&P) (a)	Notional Amount	Fair Value	Collateral	Net Credit Risk
Merrill Lynch	AA/*/A+	$4,033	$69	$26	$43
Morgan Stanley	*/Aa3/A+	2,375	50	60	—
Barclay's Bank	A+/A1/A+	6,137	121	113	8
Canadian Imperial Bank of Commerce	AA/Aa2/A+	6,542	204	180	24
Wells Fargo	A+/A1/BBB+	1,480	54	53	1
Goldman Sachs	A/A2/BBB+	1,212	23	22	1
Credit Suisse	A+/A3/A	266	9	9	—
Truist	A+/A2/A	2,055	89	85	4
Citibank	A+/Aa3/A+	1,272	29	31	—
Total		$25,372	$648	$579	$81

		December 31, 2022
Counterparty	Credit Rating (Fitch/Moody's/S&P) (a)	Notional Amount	Fair Value	Collateral	Net Credit Risk
Merrill Lynch	AA/*/A+	$3,563	$23	$—	$23
Morgan Stanley	*/Aa3/A+	1,699	14	19	—
Barclay's Bank	A+/A1/A	6,049	65	59	6
Canadian Imperial Bank of Commerce	AA/Aa2/A+	5,169	68	64	4
Wells Fargo	A+/A1/BBB+	1,361	17	17	—
Goldman Sachs	A/A2/BBB+	1,133	9	10	—
Credit Suisse	BBB+/A3/A-	1,039	5	5	—
Truist	A+/A2/A	2,489	35	36	—
Citibank	A+/Aa3/A+	795	8	9	—
Total		$23,297	$244	$219	$33
(a)An * represents credit ratings that were not available.
Collateral Agreements
We are required to maintain minimum ratings as a matter of routine practice as part of our over-the-counter derivative agreements on ISDA forms. Under some ISDA agreements, we have agreed to maintain certain financial strength ratings. A downgrade below these levels provides the counterparty under the agreement the right to terminate the open option contracts between the parties, at which time any amounts payable by us or the counterparty would be dependent on the market value of the underlying option contracts. Our current rating does not allow any counterparty the right to terminate ISDA agreements. In certain transactions, both us and the counterparty have entered into a collateral support agreement requiring either party to post collateral when the net exposures exceed pre-determined thresholds. For all counterparties, except Merrill Lynch, this threshold is set to zero. As of June 30, 2023 and December 31, 2022 counterparties posted $579 million and $219 million, respectively, of collateral of which $459 million and $178 million, respectively, is included in Cash and cash equivalents with an associated payable for this collateral included in Accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets. Accordingly, the maximum amount of loss due to credit risk that we would incur if parties to the call options failed completely to perform according to the terms of the contracts was $81 million at June 30, 2023 and $33 million at December 31, 2022.
We are required to pay counterparties the effective federal funds rate each day for cash collateral posted to F&G for daily mark to market margin changes. We reinvest derivative cash collateral to reduce the interest cost. Cash collateral is invested in overnight investment sweep products, which are included in cash and cash equivalents in the accompanying Condensed Consolidated Balance Sheets.
We held 409 and 409 futures contracts at June 30, 2023 and December 31, 2022, respectively. The fair value of the futures contracts represents the cumulative unsettled variation margin (open trade equity, net of cash settlements). We provide cash collateral to the counterparties for the initial and variation margin on the futures contracts, which is included in Cash and cash equivalents in the accompanying Condensed Consolidated Balance Sheets. The amount of cash collateral held by the counterparties for such contracts was $4 million and $3 million at June 30, 2023 and December 31, 2022, respectively.
Note E — Reinsurance
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
The effects of reinsurance on net premiums earned and net benefits incurred (benefits paid and reserve changes) for the three and six months ended June 30, 2023 and June 30, 2022 were as follows (in millions):

	Three months ended				Six months ended
	June 30, 2023		June 30, 2022		June 30, 2023		June 30, 2022
	Net Premiums Earned	Net Benefits Incurred	Net Premiums Earned	Net Benefits Incurred	Net Premiums Earned	Net Benefits Incurred	Net Premiums Earned	Net Benefits Incurred
Direct	$510	$862	$39	$204	$811	$1,734	$606	$709
Ceded	(27)	(45)	(35)	(581)	(53)	(105)	(67)	(883)
Net	$483	$817	$4	$(377)	$758	$1,629	$539	$(174)
Amounts payable or recoverable for reinsurance on paid and unpaid claims are not subject to periodic or maximum limits. The Company did not write off any significant reinsurance balances during the three and six months ended June 30, 2023 and June 30, 2022. The Company did not commute any ceded reinsurance treaties during the three and six months ended June 30, 2023 and June 30, 2022.
The Company estimates expected credit losses on reinsurance recoverables using a probability of default/loss given default model. Significant inputs to the model include the reinsurer's credit risk, expected timing of recovery, industry-wide historical default experience, senior unsecured bond recovery rates, and credit enhancement features.
The expected credit loss reserves were as follows (in millions):

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Balance at Beginning of Period	$(9)	$(20)	$(10)	$(20)
Changes in the expected credit loss reserve	—	1	1	1
Balance at End of Period	$(9)	$(19)	$(9)	$(19)

No policies issued by the Company have been reinsured with any foreign company, which is controlled, either directly or indirectly, by a party not primarily engaged in the business of insurance.
The Company has not entered into any reinsurance agreements in which the reinsurer may unilaterally cancel any reinsurance for reasons other than non-payment of premiums or other similar credit issues.
Aspida Reinsurance Transaction. F&G executed a Funds Withheld Coinsurance Agreement with Aspida Re, a Bermuda reinsurer. In accordance with the terms of this agreement, F&G cedes to the reinsurer, on a funds withheld coinsurance basis, certain MYGA business written effective January 1, 2021. The agreement was originally executed January 15, 2021 and amended in August 2021 and September 2022. For reinsured policies issued prior to September 1, 2022, the policies are ceded on a fifty percent (50%) quota share basis.  For reinsured policies issued on or after September 1, 2022, the policies are ceded on a seventy-five percent (75%) quota share basis, capped at $350 million cession per month. For the month of March 2023 only, the premiums cap increased to $450 million. As the policies ceded to Aspida are investment contracts, there is no significant insurance risk present and therefore the effects of this agreement are accounted for as a separate investment contract.
There have been no other significant changes to reinsurance contracts for the three and six months ended June 30, 2023.
Concentration of Reinsurance Risk
The Company has a significant concentration of reinsurance risk with third party reinsurers, Aspida Re, Wilton Reassurance Company (“Wilton Re”), and Somerset that could have a material impact on our financial position in the event that any of these reinsurers fails to perform its obligations under the various reinsurance treaties. Aspida Re has an A- issuer credit rating from AM Best as of June 30, 2023, and the risk of non-performance is further mitigated through the funds withheld arrangement. Wilton Re has an A+ issuer credit rating from AM Best and an A issuer credit rating from Fitch as of June 30, 2023. Somerset has an A- issuer credit rating from AM Best and a BBB+ issuer credit rating from S&P as of June 30, 2023, and the risk of non-performance is further mitigated through the funds withheld arrangement. On June 30, 2023, the net amounts recoverable from Aspida Re, Wilton Re, and Somerset were $4,857 million, $1,157 million, and $543 million, respectively. We monitor both the financial condition of individual reinsurers and risk concentration arising from similar activities and economic characteristics of reinsurers to attempt to reduce the risk of default by such reinsurers. We believe that all amounts due from Aspida Re, Wilton Re, and Somerset for periodic treaty settlements are collectible as of June 30, 2023.
There have been no other material changes in the reinsurance and the intercompany reinsurance agreements described in our Annual Report for the year ended December 31, 2022.

Note F — Intangibles
The following table reconciles to Other intangible assets, net, on the Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022 (in millions):

	June 30, 2023	December 31, 2022
VOBA	$1,529	$1,615
DAC	1,856	1,411
DSI	258	200
Value of distribution asset	93	100
Computer software	70	61
Definite lived trademarks, tradenames, and other	37	34
Indefinite lived tradenames and other	8	8
Total Other intangible assets, net	$3,851	$3,429
The following tables roll forward VOBA by product for the six months ended June 30, 2023 and June 30, 2022 (in millions):

	FIA	Fixed Rate Annuities	Immediate Annuities	Universal Life	Traditional Life	Total
Balance at January 1, 2023	$1,166	$32	$201	$143	$73	$1,615
Amortization	(71)	(3)	(6)	(4)	(2)	(86)
Balance at June 30, 2023	$1,095	$29	$195	$139	$71	$1,529

	FIA	Fixed Rate Annuities	Immediate Annuities	Universal Life	Traditional Life	Total
Balance at January 1, 2022	$1,314	$39	$212	$153	$25	$1,743
Amortization	(76)	(3)	(6)	(5)	(1)	(91)
Shadow Premium Deficiency Testing (“PDT”)	—	—	—	—	52	52
Balance at June 30, 2022	$1,238	$36	$206	$148	$76	$1,704
VOBA amortization expense of $(86) million and $(91) million was recorded in Depreciation and amortization on the unaudited Condensed Consolidated Statements of Operations for the six months ended June 30, 2023 and June 30, 2022, respectively.

The following table presents a reconciliation of VOBA to the table above which is reconciled to the Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022 (in millions):

	June 30, 2023	December 31, 2022
FIA	$1,095	$1,166
Fixed Rate Annuities	29	32
Immediate Annuities	195	201
Universal Life	139	143
Traditional Life	71	73
Total	$1,529	$1,615

The following tables roll forward DAC by product for the six months ended June 30, 2023 and June 30, 2022 (in millions):

	FIA	Fixed Rate Annuities	Universal Life	Total (a)
Balance at January 1, 2023	$971	$83	$348	$1,402
Capitalization	249	91	109	449
Amortization	(47)	(20)	(16)	(83)
Reinsurance related adjustments	—	79	—	79
Balance at June 30, 2023	$1,173	$233	$441	$1,847

	FIA	Fixed Rate Annuities	Universal Life	Total (a)
Balance at January 1, 2022	$564	$38	$173	$775
Capitalization	216	25	91	332
Amortization	(29)	(4)	(9)	(42)
Balance at June 30, 2022	$751	$59	$255	$1,065
(a) Excludes insignificant amounts of DAC related to Funding Agreement Backed Note (“FABN”)
DAC amortization expense of $(83) million and $(42) million was recorded in Depreciation and amortization on the unaudited Condensed Consolidated Statements of Operations for the six months ended June 30, 2023 and June 30, 2022, respectively.

The following table presents a reconciliation of DAC to the table above which is reconciled to the Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022 (in millions):

	June 30, 2023	December 31, 2022
FIA	$1,173	$971
Fixed Rate Annuities	233	83
Universal Life	441	348
Funding Agreements	9	9
Total	$1,856	$1,411
The following tables roll forward DSI for the six months ended June 30, 2023 and June 30, 2022 (in millions):

	FIA	Total
Balance at January 1, 2023	$200	$200
Capitalization	68	68
Amortization	(10)	(10)
Balance at June 30, 2023	$258	$258

	FIA	Total
Balance at January 1, 2022	$127	$127
Capitalization	38	38
Amortization	(6)	(6)
Balance at June 30, 2022	$159	$159
DSI amortization expense of $(10) million and $(6) million was recorded in Depreciation and amortization on the unaudited Condensed Consolidated Statements of Operations for the six months ended June 30, 2023 and June 30, 2022, respectively.

The following table presents a reconciliation of DSI to the table above which is reconciled to the Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022 (in millions):

	June 30, 2023	December 31, 2022
FIA	$258	$200
Total	$258	$200
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
For the in-force liabilities as of June 30, 2023, the estimated amortization expense for VOBA in future fiscal periods is as follows (in millions):

Estimated Amortization Expense
Fiscal Year
2023	$80
2024	151
2025	139
2026	128
2027	117
Thereafter	914

Note G — Market Risk Benefits
The following table presents the balances of and changes in MRBs associated with FIAs and fixed rate annuities for the six months ended June 30, 2023 and the years ended December 31, 2022 and December 31, 2021 (in millions):

	June 30, 2023		December 31, 2022		December 31, 2021
	FIA	Fixed rate annuities	FIA	Fixed rate annuities	FIA	Fixed rate annuities
Balance, beginning of period	$164	$1	$426	$2	$478	$1

Balance, beginning of period, before effect of changes in the instrument-specific credit risk	$102	$1	$280	$1	$320	$1
Issuances and benefit payments	(8)	—	(21)	—	(9)	—
Attributed fees collected and interest accrual	68	—	107	1	99	1
Actual policyholder behavior different from expected	11	—	43	—	(22)	—
Changes in assumptions and other	1	—	(76)	—	—	—
Effects of market related movements	(38)	—	(231)	(1)	(108)	(1)
Balance, end of period, before effect of changes in the instrument-specific credit risk	$136	$1	$102	$1	$280	$1
Effect of changes in the instrument-specific credit risk	58	—	62	—	146	1
Balance, end of period	$194	$1	$164	$1	$426	$2

Weighted-average attained age of policyholders weighted by total AV (years)	68.41	72.67	68.59	72.88	68.95	73.10
Net amount at risk	$1,006	$3	$952	$3	$1,304	$4

The following table reconciles MRBs by amounts in an asset position and amounts in a liability position to the MRB amounts in the Condensed Consolidated Balance Sheets (in millions):

	June 30, 2023			December 31, 2022			December 31, 2021
	Asset	Liability	Net	Asset	Liability	Net	Asset	Liability	Net
FIA	$118	$312	$194	$117	$281	$164	$41	$467	$426
Fixed rate annuities	—	1	1	—	1	1	—	2	2
Total	$118	$313	$195	$117	$282	$165	$41	$469	$428
For the six months ended June 30, 2023, the following notable changes were made to the inputs to the fair value estimates of MRB calculations:

•Risk-free rates increased slightly, leading to a decrease in the MRB associated with FIA and fixed rate annuities.

•Increases in the equity market related projections resulted in a decrease in the net amount at risk associated with FIAs, leading to a decrease in the value of the associated MRBs.

•F&G’s credit spread increased slightly, leading to a corresponding decrease in the MRBs associated with both FIA and fixed rate annuities.

In 2022, the following notable changes were made to the inputs to the fair value estimates of MRB calculations:

•Risk-free rates increased significantly, leading to a decrease in the MRBs associated with both FIA and fixed rate annuities.

•Decreases in the equity markets resulted in an increase in the net amount at risk associated with FIAs, leading to an increase in the value of the associated MRBs.
•Volatility indices increased, leading to an increase in the MRBs associated with FIAs.
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
Note H — Income Taxes
The effective tax rate for the three and six months ended June 30, 2023 was 20% and (63)%. The effective tax rate for the three and six months ended June 30, 2022 was 20% and 25%. The effective tax rate on pre-tax income for the six months ended June 30, 2023 differs from the U.S Federal statutory rate of 21% primarily due to the valuation allowance recorded on capital deferred tax assets for US Life companies, partially offset by favorable permanent adjustments, including low income housing tax credits (“LIHTC”), the dividends received deduction (“DRD”), and company owned life insurance (“ICOLI”). The effective tax rate on pre-tax income for the three months ended June 30, 2023 differs from the U.S Federal Statutory rate of 21% primarily due to favorable permanent adjustments, including LIHTC, DRD, and ICOLI, partially offset by the valuation allowance recorded on capital deferred tax assets for US Life companies. The effective tax rate on pre-tax income for the six months ended June 30, 2022 differed from the U.S. Federal statutory rate of 21% primarily due to the valuation allowance recorded on the capital loss carryforwards for the US Non-life companies, partially offset by favorable permanent adjustments, including LIHTC, DRD, and ICOLI. The effective tax rate on pre-tax income for the three months ended June 30, 2022 differed from the U.S Federal Statutory rate of 21% primarily due to favorable permanent adjustments, including LIHTC, DRD, and ICOLI.

As of December 31, 2022, the Company had a partial valuation allowance of $30 million against its net deferred tax assets of $630 million. As of June 30, 2023, the Company had a partial valuation allowance of $69 million against its net deferred tax assets of $615 million. There was a $39 million increase in the valuation allowance for the six months ended June 30, 2023. The valuation allowance consisted of a full valuation allowance on the unrealized capital loss deferred tax assets for F&G Life Re, F&G Cayman Re, and the US non-life companies, a full valuation allowance on the US non-life companies’ remaining capital loss carryforwards, and a partial valuation allowance on the capital loss deferred tax assets on the U.S. life insurance companies.
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

The Inflation Reduction Act of 2022 (the “IRA”) was signed into law on August 16, 2022. Among other changes, the IRA introduced a 15% corporate alternative minimum tax (“CAMT”) on adjusted financial statement income and a 1% excise tax on treasury stock repurchases. The effective date of these provisions is January 1, 2023. Though the Company will likely be subject to the minimum tax, the Company does not expect to be in a perpetual CAMT position. The life companies will join the consolidated tax return group with FNF and file a life/non-life consolidated return once the five-year waiting period has completed in 2026, which should strengthen that position as FNF is not anticipating owing CAMT on its future returns. As a result, the Company has assessed that there is no material impact of the CAMT to tax for the six months ended June 30, 2023.
As a result of the adoption of ASU 2018-12, the changes required resulted in changes to deferred tax for the prior periods. The decrease in the deferred tax asset as of December 31, 2022 due to ASU 2018-12 was $163 million. See Note A - Basis of Financial Statements for details on the changes required for the new accounting standard.
Note I — Contractholder Funds
The following tables summarize balances of and changes in contractholder funds’ account balances (in millions):

	June 30, 2023
	FIA	Fixed rate annuities	Universal Life	FABN (b)	FHLB (b)
Balance, beginning of year	$24,766	$9,358	$2,112	$2,613	$1,982
Issuances	2,415	2,584	99	—	456
Premiums received	52	1	180	—	—
Policy charges (a)	(87)	—	(124)	—	—
Surrenders and withdrawals	(876)	(520)	(45)	—	—
Benefit payments	(254)	(118)	(16)	(27)	(323)
Interest credited	69	179	20	27	25
Other	23	(1)	—	—	3
Balance, end of year	$26,108	$11,483	$2,226	$2,613	$2,143
Embedded derivative adjustment (c)	98	—	73	—	—
Gross Liability, end of period	$26,206	$11,483	$2,299	$2,613	$2,143
Less: Reinsurance	(17)	(5,431)	(924)	—	—
Net Liability, after Reinsurance	$26,189	$6,052	$1,375	$2,613	$2,143

Weighted-average crediting rate	1.10%	7.07%	3.85%	N/A	N/A
Net amount at risk (d)	N/A	N/A	53,401	N/A	N/A
Cash surrender value	24,337	10,707	1,760	N/A	N/A
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

	December 31, 2022
	FIA	Fixed rate annuities	Universal Life	FABN (b)	FHLB (b)
Balance, beginning of year	21,997	6,367	1,907	1,904	1,543
Issuances	4,462	3,758	167	700	1,192
Premiums received	106	3	295	—	—
Policy charges (a)	(166)	(1)	(209)	—	—
Surrenders and withdrawals	(1,322)	(797)	(74)	—	—
Benefit payments	(485)	(192)	(22)	(35)	(789)
Interest credited	198	220	48	45	36
Other	(24)	—	—	(1)	—
Balance, end of year	$24,766	$9,358	$2,112	$2,613	$1,982
Embedded derivative adjustment (c)	(343)	—	15	—	—
Gross Liability, end of period	$24,423	$9,358	$2,127	$2,613	$1,982
Less: Reinsurance	(17)	(3,723)	(947)	—	—
Net Liability, after Reinsurance	$24,406	$5,635	$1,180	$2,613	$1,982

Weighted-average crediting rate	0.85%	2.84%	2.39%	N/A	N/A
Net amount at risk (d)	N/A	N/A	53,348	N/A	N/A
Cash surrender value	188	5,992	1,698	N/A	N/A
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

	December 31, 2021
	FIA	Fixed rate annuities	Universal Life	FABN (b)	FHLB (b)
Balance, beginning of year	$18,703	$5,142	$1,696	$—	$1,203
Issuances	4,400	1,743	114	1,899	759
Premiums received	103	3	233	—	—
Policy charges (a)	(148)	(1)	(167)	—	—
Surrenders and withdrawals	(1,303)	(543)	(68)	—	—
Benefit payments	(440)	(145)	(19)	(7)	(447)
Interest credited	686	167	118	12	30
Other	(4)	1	—	—	(2)
Balance, end of year	$21,997	$6,367	$1,907	$1,904	$1,543
Embedded derivative adjustment (c)	603	—	74	—	—
Gross Liability, end of period	$22,600	$6,367	$1,981	$1,904	$1,543
Less: Reinsurance	(17)	(1,692)	(984)	—	—
Net Liability, after Reinsurance	$22,583	$4,675	$997	$1,904	$1,543

Weighted-average crediting rate	3.43%	2.94%	6.77%	N/A	N/A
Net amount at risk (d)	N/A	N/A	41,326	N/A	N/A
Cash surrender value	20,455	5,992	1,572	N/A	N/A
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

The following table reconciles contractholder funds’ account balances to the Contractholder funds liability in the Condensed Consolidated Balance Sheet (in millions):

	June 30, 2023	December 31, 2022	December 31, 2021
FIA	$26,206	$24,423	$22,600
Fixed rate annuities	11,483	9,358	6,367
Immediate annuities	317	332	352
Universal life	2,299	2,127	1,981
Traditional life	5	5	5
Funding Agreement-FABN	2,613	2,613	1,904
FHLB	2,143	1,982	1,543
PRT	4	3	1
Total	$45,070	$40,843	$34,753

The following tables present the account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums (in millions):

	June 30, 2023
	At Guaranteed Minimum	1 Basis Point-50 Basis Points Above	51 Basis Points-150 Basis Points Above	Greater Than 150 Basis Points Above	Total
FIA
0.00%-1.50%	$23,749	$796	$403	$663	$25,611
1.51%-2.50%	141	—	1	—	142
Greater than 2.50%	353	—	2	—	355
Total	$24,243	$796	$406	$663	$26,108

Fixed Rate Annuities
0.00%-1.50%	$17	$30	$1,838	$8,287	$10,172
1.51%-2.50%	8	13	28	313	362
Greater than 2.50%	934	3	4	8	949
Total	$959	$46	$1,870	$8,608	$11,483

Universal Life
0.00%-1.50%	$1,822	$4	$—	$18	$1,844
1.51%-2.50%	—	—	—	—	—
Greater than 2.50%	346	35	1	—	382
Total	$2,168	$39	$1	$18	$2,226

	December 31, 2022
	At Guaranteed Minimum	1 Basis Point-50 Basis Points Above	51 Basis Points-150 Basis Points Above	Greater Than 150 Basis Points Above	Total
FIA
0.00%-1.50%	$22,848	$801	$410	$151	$24,210
1.51%-2.50%	162	—	1	—	163
Greater than 2.50%	390	—	3	—	393
Total	$23,400	$801	$414	$151	$24,766

Fixed Rate Annuities
0.00%-1.50%	$10	$32	$1,871	$6,379	$8,292
1.51%-2.50%	9	14	30	1	54
Greater than 2.50%	997	4	4	7	1,012
Total	$1,016	$50	$1,905	$6,387	$9,358

Universal Life
0.00%-1.50%	$1,701	$3	$—	$17	$1,721
1.51%-2.50%	—	—	—	—	—
Greater than 2.50%	346	44	1	—	391
Total	$2,047	$47	$1	$17	$2,112

	December 31, 2021
	At Guaranteed Minimum	1 Basis Point-50 Basis Points Above	51 Basis Points-150 Basis Points Above	Greater Than 150 Basis Points Above	Total
FIA
0.00%-1.50%	$20,162	$803	$388	$—	$21,353
1.51%-2.50%	171	11	25	—	207
Greater than 2.50%	431	3	3	—	437
Total	$20,764	$817	$416	$—	$21,997

Fixed Rate Annuities
0.00%-1.50%	$2	$28	$1,928	$3,219	$5,177
1.51%-2.50%	9	15	37	1	62
Greater than 2.50%	954	142	25	7	1,128
Total	$965	$185	$1,990	$3,227	$6,367

Universal Life
0.00%-1.50%	$1,486	$2	$—	$13	$1,501
1.51%-2.50%	—	—	—	—	—
Greater than 2.50%	359	46	1	—	406
Total	$1,845	$48	$1	$13	$1,907

Note J — Future Policy Benefits
The following table summarizes balances and changes in the present value of expected net premiums and the present value of the expected FPB for nonparticipating traditional contracts (in millions):

	June 30, 2023	December 31, 2022	December 31, 2021
Expected net premiums
Balance, beginning of year	$797	$1,020	$1,152
Beginning balance of original discount rate	974	1,045	1,131
Effect of actual variances from expected experience	7	33	25
Balance adjusted for variances from expectation	981	1,078	1,156
Interest accrual	9	20	22
Net premiums collected	(60)	(124)	(133)
Ending Balance at original discount rate	930	974	1,045
Effect of changes in discount rate assumptions	(167)	(177)	(25)
Balance, end of year	$763	$797	$1,020

Expected FPB
Balance, beginning of year	$2,151	$2,772	$3,105
Beginning balance of original discount rate	2,665	2,806	2,995
Effect of actual variances from expected experience	(9)	13	(14)
Balance adjusted for variances from expectation	2,656	$2,819	$2,981
Interest accrual	28	59	62
Benefits payments	(99)	(213)	(237)
Ending Balance at original discount rate	2,585	$2,665	$2,806
Effect of changes in discount rate assumptions	(474)	(514)	(34)
Balance, end of year	$2,111	$2,151	$2,772

Net liability for future policy benefits	$1,348	$1,354	$1,752
Less: Reinsurance recoverable	587	612	749
Net liability for future policy benefits, after reinsurance recoverable	$761	$742	$1,003

Weighted-average duration of liability for future policyholder benefits (years)	7.36	7.58	8.54

The following tables summarize balances and changes in the present value of the expected FPB for limited-payment contracts (in millions):

	June 30, 2023
	Immediate annuities	PRT
Balance, beginning of year	$1,429	$2,165
Beginning balance of original discount rate	1,858	2,475
Effect of changes in cash flow assumptions	—	(5)
Effect of actual variances from expected experience	(17)	—
Balance adjusted for variances from expectation	1,841	2,470
Issuances	10	755
Interest accrual	33	50
Benefits payments	(65)	(115)
Ending Balance at original discount rate	1,819	3,160
Effect of changes in discount rate assumptions	(408)	(290)
Balance, end of year	$1,411	$2,870

Net liability for future policy benefits	$1,411	$2,870
Less: Reinsurance recoverable	116	—
Net liability for future policy benefits, after reinsurance recoverable	$1,295	$2,870

Weighted-average duration of liability for future policyholder benefits (years)	12.47	8.23

	December 31, 2022
	Immediate annuities	PRT
Balance, beginning of year	$1,954	$1,148
Beginning balance of original discount rate	1,935	1,151
Effect of changes in cash flow assumptions	—	(20)
Effect of actual variances from expected experience	(26)	2
Balance adjusted for variances from expectation	$1,909	$1,133
Issuances	26	1,418
Interest accrual	60	50
Benefits payments	(137)	(126)
Ending Balance at original discount rate	$1,858	$2,475
Effect of changes in discount rate assumptions	(429)	(310)
Balance, end of year	$1,429	$2,165

Net liability for future policy benefits	$1,429	$2,165
Less: Reinsurance recoverable	118	—
Net liability for future policy benefits, after reinsurance recoverable	$1,311	$2,165

Weighted-average duration of liability for future policyholder benefits (years)	11.76	8.09

	December 31, 2021
	Immediate annuities	PRT
Balance, beginning of year	$2,153	$—
Beginning balance of original discount rate	2,040	—
Effect of actual variances from expected experience	(47)	—
Balance adjusted for variances from expectation	$1,993	$—
Issuances	18	1,155
Interest accrual	60	2
Benefits payments	(136)	(6)
Ending Balance at original discount rate	$1,935	$1,151
Effect of changes in discount rate assumptions	19	(3)
Balance, end of year	$1,954	$1,148

Net liability for future policy benefits	$1,954	$1,148
Less: Reinsurance recoverable	145	—
Net liability for future policy benefits, after reinsurance recoverable	$1,809	$1,148

Weighted-average duration of liability for future policyholder benefits (years)	13.61	8.75
The following tables summarize balances and changes in the liability for DPL for limited-payment contracts (in millions):

	June 30, 2023		December 31, 2022		December 31, 2021
	Immediate annuities	PRT	Immediate annuities	PRT	Immediate annuities	PRT
Balance, beginning of year	$69	$4	$57	$7	$22	$—
Effect of modeling changes	4	—	—	—	—	—
Effect of changes in cash flow assumptions	—	—	—	(2)	—	—
Effect of actual variances from expected experience	10	2	16	—	39	—
Balance adjusted for variances from expectation	83	6	73	5	61	—
Issuances	1	—	1	—	$—	$7
Interest accrual	1	(1)	2	—	2	—
Amortization	(3)	(1)	(7)	(1)	(6)	—
Balance, end of year	$82	$4	$69	$4	$57	$7
The following table reconciles the net FPB to the FPB in the Condensed Consolidated Balance Sheets (in millions). The DPL for Immediate Annuities and PRT is presented together with the FPB in the Condensed Consolidated Balance Sheets and has been included as a reconciling item in the table below:

	June 30, 2023	December 31, 2022	December 31, 2021
Traditional Life	$1,348	$1,354	$1,752
Immediate annuities	1,411	1,429	1,954
PRT	2,870	2,165	1,148
Immediate annuities DPL	82	69	57
PRT DPL	4	4	7
Total	$5,715	$5,021	$4,918

The following table provides the amount of undiscounted and discounted expected gross premiums and expected future benefits and expenses for nonparticipating traditional and limited-payment contracts (in millions):

	Undiscounted		Discounted
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Traditional Life
Expected future benefit payments	$3,027	$3,201	$2,089	$2,686
Expected future gross premiums	1,114	1,245	803	1,091
Immediate annuities
Expected future benefit payments	$3,361	$3,516	$1,411	$1,907
Expected future gross premiums	—	—	—	—
PRT
Expected future benefit payments	$4,724	$2,265	$3,161	$1,652
Expected future gross premiums	—	—	—	—
The following table summarizes the amount of revenue and interest related to nonparticipating traditional and limited-payment contracts recognized in the unaudited Condensed Consolidated Statements of Operations (in millions):

	Gross Premiums (a)		Interest Expense (b)
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Traditional Life	$63	$70	$19	$20
Immediate annuities	11	16	33	30
PRT	737	520	50	19
Total	$811	$606	$102	$69
(a)     Included in Life insurance premiums and other fees on the unaudited Condensed Consolidated Statements of Operations.
(b)    Included in Benefits and other changes in policy reserves (remeasurement gains (losses) (a)) on the unaudited Condensed Consolidated Statements of Operations.
The following table presents the weighted-average interest rate:

	June 30, 2023	December 31, 2022	December 31, 2021
Traditional Life
Interest accretion rate	2.33%	2.32%	2.29%
Current discount rate	4.63%	5.37%	2.41%
Immediate annuities
Interest accretion rate	3.12%	3.07%	3.04%
Current discount rate	5.10%	5.21%	3.07%
PRT
Interest accretion rate	4.04%	3.20%	1.20%
Current discount rate	5.28%	5.40%	2.79%
The following tables summarize the actual experience and expected experience for mortality and lapses of the FPB:

	June 30, 2023
	Traditional Life	Immediate annuities	PRT
Mortality
Actual experience	1.4%	3.2%	2.3%
Expected experience	1.4%	1.6%	2.1%
Lapses
Actual experience	0.1%	—%	—%
Expected experience	0.3%	—%	—%

	December 31, 2022
	Traditional Life	Immediate annuities	PRT
Mortality
Actual experience	1.5%	3.0%	1.9%
Expected experience	1.3%	1.9%	2.5%
Lapses
Actual experience	—%	—%	—%
Expected experience	0.3%	—%	—%

	December 31, 2021
	Traditional Life	Immediate annuities	PRT
Mortality
Actual experience	1.7%	4.2%	—%
Expected experience	1.3%	2.0%	—%
Lapses
Actual experience	0.1%	—%	—%
Expected experience	0.3%	—%	—%
The following table provides additional information for periods in which a cohort has an NPR > 100% (and therefore capped at 100%) (dollars in millions):

	June 30, 2023		December 31, 2022
	Cohort X	Description	Cohort X	Description
Net Premium Ratio before capping	100%	Term with ROP Non-NY Cohort	100%	Term with ROP Non-NY Cohort
Reserves before NP Ratio capping	$1,184	Term with ROP Non-NY Cohort	$1,172	Term with ROP Non-NY Cohort
Reserves after NP Ratio capping	$1,185	Term with ROP Non-NY Cohort	$1,173	Term with ROP Non-NY Cohort
Loss Expense	$1	Term with ROP Non-NY Cohort	—	Term with ROP Non-NY Cohort
F&G realized actual-to-expected experience variances and made changes to assumptions during the six months ended June 30, 2023 and the year ended December 31, 2022 as follows:

Traditional life

Significant assumption inputs to the calculation of the FPB for traditional life include mortality, lapses (including lapses due to nonpayment of premium and surrenders for cash surrender value), and discount rates (both accretion and current). We review the cash flow assumptions annually, typically in the third quarter. Market data that underlies current discount rates was updated in the first six months of 2023 from that utilized in 2022 resulting in decreased discount rates that drove a material increase to the FPB.

In 2022, F&G similarly undertook a review in the third quarter of the significant cash flow assumptions and did not make any changes to mortality or lapses.

Market data that underlies current discount rates was updated from 2021 and increased significantly year-over-year, resulting in a material decrease to the FPB. Impacts to expected net premiums and expected FPBs due to discount rate changes in 2022 can be observed in the FPB roll forward tables at December 31, 2022.

Immediate annuities (life contingent)

Significant assumption inputs to the calculation of the FPB for immediate annuities (life contingent) include mortality and discount rates (both accretion and current). We review the cash flow assumptions annually, typically in the third quarter. Market data that underlies current discount rates was updated in the first six months of 2023 from that utilized in 2022, resulting in decreased discount rates that drove a material increase to the FPB.

In 2022, F&G similarly undertook a review of the significant cash flow assumptions and did not make any changes to mortality. Market data that underlies current discount rates was updated from 2021 and increased significantly year-over-year, resulting in a material decrease to the FPB. Impacts to expected FPBs due to assumption changes in 2022 can be observed in the FPB roll forward tables at December 31, 2022.

PRT (life contingent)

Significant assumption inputs to the calculation of the FPB for PRT (life contingent) include mortality and discount rates (both accretion and current). We review the cash flow assumptions annually, typically in the third quarter. Market data that underlies current discount rates was updated in the first six months of 2023 from 2022 resulting in decreased discount rates that drove a material increase to the FPB.

In 2022, F&G similarly undertook a review of the significant cash flow assumption and did not make any changes to mortality. Market data that underlies current discount rates was updated from 2021 and increased significantly year-over-year, resulting in a material decrease to the FPB. Impacts to expected FPBs due to assumption changes in 2022 can be observed in the FPB roll forward tables at December 31, 2022.

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

Note K - Accounts Payable and Accrued Liabilities
As of June 30, 2023 and December 31, 2022, the total URL balance of $215 million and $166 million, respectively, is included in Accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets. The following table presents a reconciliation of Accounts payable and accrued liabilities to the Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022 (in millions):

	June 30, 2023	December 31, 2022
Salaries and incentives	$56	$72
Accrued benefits	58	58
URL	215	166
Trade accounts payable	113	114
Liability for policy and contract claims	92	109
Retained asset account	96	117
Remittances and items not allocated	193	225
Option collateral liabilities	459	178
Lease liability	12	13
Other accrued liabilities	425	208
Accounts payable and accrued liabilities	$1,719	$1,260
The following tables roll forward URL for the six months ended June 30, 2023 and June 30, 2022 (in millions):

	Universal Life	Total
Balance at January 1, 2023	$166	$166
Capitalization	56	56
Amortization	(7)	(7)
Balance at June 30, 2023	$215	$215

	Universal Life	Total
Balance at January 1, 2022	$87	$87
Capitalization	41	41
Amortization	(4)	(4)
Balance at June 30, 2022	$124	$124
For IUL the cash flow assumptions used to amortize URL reflect the company’s best estimates for policyholder behavior. We review cash flow assumptions annually, generally in the third quarter. In 2022, F&G undertook a review of all significant assumptions and there were no significant changes.

Note L — Notes Payable
The carrying amounts of notes payable are summarized as follows (in millions):

	June 30, 2023	December 31, 2022
Revolving Credit Facility - Short-term (variable)	$511	$547
7.40% F&G Notes	495	—
5.50% F&G Notes	565	567
Notes payable	$1,571	$1,114
On January 13, 2023, F&G completed its issuance and sale of $500 million aggregate principal amount of its 7.40% F&G Notes. F&G intends to use the net proceeds from the offering for general corporate purposes, including to support the growth of assets under management and for F&G's future liquidity requirements.
On November 22, 2022, we entered into a Credit Agreement (as defined above, the “Credit Agreement”) with certain lenders (the “Lenders”) and Bank of America, N.A. as administrative agent (in such capacity, the “Administrative Agent”), swing line lender and an issuing bank, pursuant to which the Lenders have made available an unsecured revolving credit facility in an aggregate principal amount of $550 million to be used for working capital and general corporate purposes. As of December 31, 2022, the revolving credit facility was fully drawn with $550 million outstanding. A net partial revolver paydown of $35 million was made on January 6, 2023 and, on February 21, 2023, we entered into an amendment with the Lenders to increase the available aggregate principal amount of the Credit Agreement by $115 million to $665 million. As of June 30, 2023, we had $515 million drawn on the revolving credit facility with $150 million of remaining borrowing availability. The average variable interest rate on the revolver was 6.44% for the six months ended June 30, 2023.
Gross principal maturities of notes payable at June 30, 2023 are as follows (in millions):

2023	$515
2024	—
2025	550
2026	—
2027	—
Thereafter	500
$1,565
Note M — Supplemental Cash Flow Information
The following supplemental cash flow information is provided with respect to certain cash payment and non-cash investing and financing activities (in millions).

	Six months ended June 30,
	2023	2022
Cash paid for:
Interest	$24	$18
Income taxes	—	7
Deferred sales inducements	68	38
Non-cash investing and financing activities:
Investments received from pension risk transfer premiums	219	—
Change in proceeds of sales of investments available for sale receivable in period	(151)	151
Change in purchases of investments available for sale payable in period	237	226

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
We review lawsuits and other legal and regulatory matters (collectively “legal proceedings”) on an ongoing basis when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, management bases its decision on its assessment of the ultimate outcome assuming all appeals have been exhausted. For legal proceedings in which it has been determined that a loss is both probable and reasonably estimable, a liability based on known facts and that represents our best estimate has been recorded. Our accrual for legal and regulatory matters was insignificant as of June 30, 2023 and December 31, 2022. We do not consider (i) the amounts we have currently recorded for all legal proceedings in which it has been determined that a loss is both probable and reasonably estimable and (ii) reasonably possible losses for all pending legal proceedings to be material to our financial statements either individually or in the aggregate. Actual losses may materially differ from the amounts recorded and the ultimate outcome of our pending legal proceedings is generally not yet determinable. While some of these matters could be material to our operating results or cash flows for any particular period if an unfavorable outcome results, at present we do not believe that the ultimate resolution of currently pending legal proceedings, either individually or in the aggregate, will have a material adverse effect on our financial condition.
In August 2020, a lawsuit styled, In the Matter of FGL Holdings, was filed in the Grand Court of the Cayman Islands related to FNF's acquisition of F&G where dissenting shareholders, Kingfishers LP, Kingstown 1740 Fund LP, Kingstown Partners II LP, Kingstown Partners Master Ltd., and Ktown LP, asserted statutory appraisal rights relative to their ownership of 12,000,000 shares of F&G stock. They sought a judicial determination of the fair value of their shares of F&G stock as of the date of valuation under the law of the Cayman Islands, together with interest and legal costs. On October 5, 2022, the Grand Court of the Cayman Islands decided in favor of F&G. The dissenting shareholders failed to appeal the fair value order, and its appeal period expired on October 19, 2022. On April 19, 2023 the Grand Court of the Cayman Islands determined that the dissenting shareholders should pay F&G's Cayman Islands legal expenses and discovery costs relating to the lawsuit, by way of interim payment of $4 million with the balance to be determined after assessment. We are attempting to collect reimbursement of our expenses in this lawsuit.

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

Commitments
We have unfunded investment commitments as of June 30, 2023 based upon the timing of when investments are executed compared to when the actual investments are funded, as some investments require that funding occur over a period of months or years. A summary of unfunded commitments by invested asset class as of June 30, 2023 is included below (in millions):

June 30, 2023
Asset Type
Unconsolidated VIEs:
Limited partnerships	$1,688
Whole loans	1,044
Fixed maturity securities, ABS	247
Direct Lending	910
Other fixed maturity securities, AFS	21
Commercial mortgage loans	16
Other assets	125
Other invested assets	6
Committed amounts included in liabilities	2
Total	$4,059
Note O — Insurance Subsidiary Financial Information and Regulatory Matters
Our U.S. insurance subsidiaries, FGL Insurance, FGL NY Insurance, and Raven Reinsurance Company (“Raven Re”), file financial statements with state insurance regulatory authorities and the National Association of Insurance Commissioners (“NAIC”) that are prepared in accordance with Statutory Accounting Principles (“SAP”) prescribed or permitted by such authorities, which may vary materially from GAAP. Prescribed SAP includes the Accounting Practices and Procedures Manual of the NAIC as well as state laws, regulations and administrative rules. Permitted SAP encompasses all accounting practices not so prescribed. The principal differences between SAP financial statements and financial statements prepared in accordance with GAAP are that SAP financial statements do not reflect VOBA, DAC, and DSI, some bond portfolios may be carried at amortized cost, assets and liabilities are presented net of reinsurance, contractholder liabilities are generally valued using more conservative assumptions and certain assets are non-admitted. Accordingly, SAP operating results and SAP capital and surplus may differ substantially from amounts reported in the GAAP basis financial statements for comparable items.
F&G Cayman Re Ltd and F&G Life Re Ltd (Bermuda) file financial statements with their respective regulators that are based on U.S. GAAP.
FGL Insurance applies Iowa-prescribed accounting practices that permit Iowa-domiciled insurers to report equity call options used to economically hedge FIA index credits at amortized cost for statutory accounting purposes and to calculate FIA statutory reserves such that index credit returns will be included in the reserve only after crediting to the annuity contract. Effective October 1, 2022, the Company incorporated IUL products under these Iowa-prescribed accounting practices. This resulted in a $202 million and $152 million decrease to statutory capital and surplus at June 30, 2023 and December 31, 2022, respectively.
Based on a permitted practice received from the Iowa Insurance Department, FGL Insurance carries one of its limited partnership interests which qualifies for accounting under SSAP No. 48, “Investments in Joint Ventures, Partnerships and Limited Liability Companies” on a net asset value per share basis. This is a departure from SSAP No. 48 which requires such investments to be carried based on the investees underlying U.S. GAAP equity (prior to any impairment considerations). This resulted in a $15 million and $13 million increase to statutory capital and surplus at June 30, 2023 and December 31, 2022, respectively.
FGL Insurance’s statutory carrying value of Raven Re reflects the effect of permitted practices Raven Re received to treat the available amount of a letter of credit as an admitted asset, which increased Raven Re’s statutory capital and surplus by $200 million and $200 million at June 30, 2023 and December 31, 2022, respectively.

Raven Re is also permitted to follow Iowa prescribed statutory accounting practice for its reserves on reinsurance assumed from FGL Insurance. Without such permitted statutory accounting practices, Raven Re’s statutory capital and surplus (deficit) and its risk-based capital would fall below the minimum regulatory requirements. The letter of credit facility is collateralized by NAIC 1 rated debt securities. If the permitted practice was revoked, the letter of credit could be replaced by the collateral assets with Nomura’s consent. FGL Insurance’s statutory carrying value of Raven Re was $107 million and $121 million at June 30, 2023 and December 31, 2022, respectively.
As of June 30, 2023, FGL NY Insurance did not follow any prescribed or permitted statutory accounting practices that differ from the NAIC's statutory accounting practices.
The prescribed and permitted statutory accounting practices have no impact on our unaudited Condensed Consolidated Financial Statements, which are prepared in accordance with GAAP.
Note P — ASU 2018-12 Transition
F&G adopted ASU 2018-12 on January 1, 2023 with a transition date of January 1, 2021, or the beginning of the earliest period that will be presented in the annual December 31, 2023 Consolidated Financial Statements. We elected to adopt ASU 2018-12 using the full retrospective transition method and balances for FPB, DAC and balances amortized on a basis consistent with DAC (VOBA, DSI, and URL), and MRBs were adjusted to conform to ASU 2018-12 starting as of the FNF Acquisition Date. No hindsight was used for the full retrospective adoption of MRBs. As a result of adoption, the Company recorded a cumulative-effect adjustment, which increased opening 2021 retained earnings by $75 million, net of tax.
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
(2) The remeasurement of the liability at the current discount rate is reflected as an adjustment to opening AOCI upon the adoption of ASU 2018-12.
(3) PRT was not written as of the transition date, January 1, 2021, and as a result is not presented in the transition adjustment roll forward.
The following table summarizes the balance of and changes in VOBA on January 1, 2021 due to adoption of ASU 2018-12 (in millions):

	FIA	Fixed rate annuities	Immediate annuities	Universal Life	Traditional Life	Total
Balance, December 31, 2020	$1,208	$15	$86	$139	$18	$1,466
Adjustment for reversal of AOCI adjustments (1)	208	24	—	29	(29)	232
Cumulative effect of retrospective adoption (2)	(14)	7	(5)	(9)	(1)	(22)
Transition opening balance adjustment (3)	69	2	145	5	43	264
Balance, January 1, 2021	$1,471	$48	$226	$164	$31	$1,940
(1) Prior period "shadow" adjustments in AOCI have been reversed upon the adoption of ASU 2018-12 from opening AOCI.
(2) Adjustments for the cumulative effect of adoption of the simplified amortization methodology under the full retrospective method from the FNF acquisition date through December 31, 2020.
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
(2) Adjustments for the cumulative effect of adoption of the simplified amortization methodology under the full retrospective method for contract issue years from the FNF Acquisition Date through December 31, 2020.
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
(2) Adjustments for the cumulative effect of adoption of the simplified amortization methodology under the full retrospective method for contract issue years from the FNF Acquisition Date through December 31, 2020.
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
(2) Adjustments for the cumulative effect of adoption of the simplified amortization methodology under the full retrospective method for contract issue years from the FNF Acquisition Date through December 31, 2020.
The following table summarizes the balance of and changes in the asset and liability position of MRBs on January 1, 2021 due to adoption of ASU 2018-12 (in millions):

	FIA	Fixed rate annuities	Total
Balance, December 31, 2020 - Carrying amount of MRBs under prior guidance (1)	$531	$—	$531
Adjustment for reversal of AOCI adjustments (2)	(116)	—	(116)
Cumulative effect of the changes in the instrument-specific credit risk between the original contract issuance date and the transition date (3)	159	—	159
Remaining cumulative difference (exclusive of the instrument specific credit risk change) between December 31, 2020 carrying amount and fair value measurement for the MRBs (4)	(96)	1	(95)
Balance, January 1, 2021 - Market risk benefits at fair value	$478	$1	$479
Less: Reinsurance Recoverable	—	—	—
Balance, January 1, 2021, net of reinsurance	$478	$1	$479

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

The following table presents the effect of transition adjustments on Equity on January 1, 2021 due to the adoption of ASU 2018-12 (in millions):

	January 1, 2021
	Retained Earnings	AOCI
Contractholder funds	$101	$115
MRB	30	(160)
FPB	(14)	(159)
VOBA	(21)	233
DAC	(1)	5
Increase to Equity, gross of tax	$95	$34
Tax impact	20	9
Increase to Equity, net of tax	$75	$25
For MRBs, the transition adjustment reflected within the unaudited Condensed Consolidated Statements of Comprehensive Earnings relates to the cumulative effect of changes in the instrument-specific credit risk between contract issue date and transition date. The remaining difference between the fair value and carrying amount of the MRBs at transition, excluding the amounts recorded in the unaudited Condensed Consolidated Statements of Comprehensive Earnings, was recorded as an adjustment to Retained Earnings as of the transition date.
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
Before the adoption of ASU 2018-12, VOBA was amortized consistent with DAC, which was amortized over the lives of the policies in relation to the expected emergence of estimated gross profits (“EGPs”). Based on our historical practice of using consistent amortization methods for VOBA and DAC, we elected to change the amortization method for VOBA associated with fixed rate annuities, FIAs, and IUL/Universal Life (“UL”) products to maintain consistency with the amortization method for DAC. At transition, VOBA associated with these product types is amortized on a constant level basis for the grouped contracts over the expected term of the related contracts to approximate straight-line amortization. Additionally, at transition, shadow adjustments previously recorded in the unaudited Condensed Consolidated Statements of Comprehensive Earnings, consistent with the historic amortization of DAC, have been removed.
For DAC, DSI and URL, we removed shadow adjustments previously recorded in the unaudited Condensed Consolidated Statements of Comprehensive Earnings for the impact of unrealized gains and losses that were included in the pre-transition expected gross profits amortization calculation as of the transition date.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, hopes, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results could vary materially from those forward-looking statements contained herein due to many factors, including, but not limited to: the potential impact of our business relationships, including with our employees, customers and competitors; changes in general economic, business and political conditions, including changes in the financial markets; weakness or adverse changes in the level of activity in our sector or the sectors of our affiliated companies, which may be caused by, among other things, high or increasing interest rates, or a weak U.S. economy; significant competition that our operating subsidiaries face; compliance with extensive government regulation; and other risks detailed in the "Statement Regarding Forward-Looking Information," "Risk Factors" and other sections of our Annual Report on Form 10-K for the year ended December 31, 2022 and other filings with the SEC. The following discussion should be read in conjunction with our our Annual Report on Form 10-K for the year ended December 31, 2022, filed on February 27, 2023, as amended by Amendment No. 1 on Form 10-K/A filed on April 27, 2023, (collectively our “Annual Report”) and our Current Report on Form 8-K, filed on July 13, 2023, to update our Annual Report for changes in accounting for long-duration contracts by insurance companies as discussed below in “Overview.”
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
Market Conditions
Market volatility has affected, and may continue to affect, our business and financial performance in varying ways. Volatility can pressure sales and reduce demand as consumers hesitate to make financial decisions. To enhance the attractiveness and profitability of our products and services, we continually monitor the behavior of our customers, as evidenced by annuitization rates and lapse rates, which vary in response to changes in market conditions. See “Risk Factors” in this Quarterly Report on Form 10-Q and Item 1A of Part I of our Annual Report for the year ended December 31, 2022 for further discussion of risk factors that could affect market conditions.

Interest Rate Environment
Some of our products include guaranteed minimum crediting rates, most notably our fixed rate annuities. As of June 30, 2023 and December 31, 2022, our reserves, net of reinsurance, and average crediting rate on our fixed rate annuities were $6 billion and 3%, respectively, and $6 billion and 3%, respectively. We are required to pay the guaranteed minimum crediting rates even if earnings on our investment portfolio decline, which would negatively impact earnings. In addition, we expect more policyholders to hold policies with comparatively high guaranteed rates for a longer period in a low interest rate environment. Conversely, a rise in average yield on our investment portfolio would increase earnings if the average interest rate we pay on our products does not rise correspondingly. Similarly, we expect that policyholders would be less likely to hold policies with existing guarantees as interest rates rise and the relative value of other new business offerings are increased, which would negatively impact our earnings and cash flows.
See “Quantitative and Qualitative Disclosure about Market Risk” and “Risk Factors” in this Quarterly Report on Form 10-Q for a more detailed discussion of interest rate risk.
Aging of the U.S. Population
We believe that the aging of the U.S. population will increase the demand for our fixed index annuity (“FIA”) and indexed universal life (“IUL”) products. As the “baby boomer” generation prepares for retirement, we believe that demand for retirement savings, growth, and income products will grow. Over 10,000 people will turn 65 each day in the United States over the next 15 years, and according to the U.S. Census Bureau, the proportion of the U.S. population over the age of 65 is expected to grow from 18% in 2023 to 21% in 2035. The impact of this growth may be offset to some extent by asset outflows as an increasing percentage of the population begins withdrawing assets to convert their savings into income.
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
Reserves for Future Policy Benefits and Certain Information on Contractholder Funds

The determination of FPB reserves is dependent on actuarial assumptions. The principal assumptions used to establish liabilities for FPBs are established at issue of the contract and include discount rates, mortality, and cash surrender or policy lapse for our traditional life insurance products. The assumptions used require considerable judgment. We review policyholder behavior experience at least annually and update these assumptions when deemed necessary based on additional information that becomes available. Discount rate assumptions are updated at each reporting period and also incorporate changes in risk free rates and option market values. Changes in, or deviations from, the assumptions previously used can significantly affect our reserve levels and related results of operations in a positive or negative direction.
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
Discount rates refers to the interest rates used to discount future cash flows to the current period to determine a present value. For liability for FPB reserves the discount rate used is based on the yield curve for A-rated corporate bonds as of the valuation date. Changes in the discount rates from the at-issue or at-purchase discount rates flow through other comprehensive income (“OCI”).
Our aggregate reserves for Contractholder funds, FPBs and MRBs on a direct and net basis as of June 30, 2023 and December 31, 2022 are summarized as follows (dollars in millions):

	As of June 30, 2023
	Direct	Deposit Asset/ Reinsurance Recoverable	Net
Fixed indexed annuities (“FIA”)	$26,518	$(17)	$26,501
Fixed rate annuities	11,484	(5,431)	6,053
Single premium immediate annuities (“SPIA”) and other	1,810	(116)	1,694
IUL and other life	3,651	(1,512)	2,139
Funding agreement backed notes ("FABN")	4,756	—	4,756
PRT	2,879	—	2,879
Total	$51,098	$(7,076)	$44,022

	As of December 31, 2022
	Direct	Deposit Asset/ Reinsurance Recoverable	Net
FIA	$24,704	$(16)	$24,688
Fixed rate annuities	9,360	(3,723)	5,637
SPIA and other	1,829	(118)	1,711
IUL and other life	3,486	(1,560)	1,926
FABN	4,595	—	4,595
PRT	2,172	—	2,172
Total	$46,146	$(5,417)	$40,729

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

For life-contingent immediate annuity policies (which includes life-contingent PRT annuities), gross premiums received in excess of net premiums are deferred at initial recognition as a deferred profit liability (“DPL”). Gross premiums are measured using assumptions consistent with those used in the measurement of the related liability for FPBs.

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

The fair value of derivative assets and liabilities is based upon valuation pricing models and represents what we would expect to receive or pay at the balance sheet date if we canceled the options, entered into offsetting positions, or exercised the options. Fair values for these instruments are determined internally using a conventional model and market observable inputs, including interest rates, yield curve volatilities and other factors. Credit risk related to the counterparty is considered when estimating the fair values of these derivatives. However, we are largely protected by collateral arrangements with counterparties when individual counterparty exposures exceed certain thresholds. The fair value of futures contracts (specifically for FIA contracts) at the balance sheet date represents the cumulative unsettled variation margin (open trade equity net of cash settlements). The fair values of the embedded derivatives in our FIA and IUL contracts are derived using market value of options, use of current and budgeted option cost, swap rates, mortality rates, surrender rates, partial withdrawals, and non-performance spread and are classified as Level 3. The discount rate used to determine the fair value of our FIA/IUL embedded derivative liabilities includes an adjustment to reflect the risk that these obligations will not be fulfilled (“non-performance risk”). For the six months ended June 30, 2023 and the year ended December 31, 2022, our non-performance risk adjustment was based on the expected loss due to default in debt obligations for similarly rated financial companies. See Note B - Fair Value of

Financial Instruments and Note D - Derivative Financial Instruments to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
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
Non-GAAP Financial Measures
In addition to reporting financial results in accordance with GAAP, this Quarterly Report on Form 10-Q includes non-GAAP financial measures, which the Company believes are useful to help investors better understand its financial performance, competitive position and prospects for the future. Management believes these non-GAAP financial measures may be useful in certain instances to provide additional meaningful comparisons between current results and results in prior operating periods. Our non-GAAP measures may not be comparable to similarly titled measures of other organizations because other organizations may not calculate such non-GAAP measures in the same manner as we do. The presentation of this financial information is not intended to be considered in isolation of or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. By disclosing these non-GAAP financial measures, the Company believes it offers investors a greater understanding of, and an enhanced level of transparency into, the means by which the Company’s management operates the Company. Any non-GAAP measures should be considered in context with the GAAP financial presentation and should not be considered in isolation or as a substitute for GAAP net earnings, net earnings attributable to common shareholders, or any other measures derived in accordance with GAAP as measures of operating performance or liquidity. Reconciliations of these non-GAAP financial measures to the most directly comparable GAAP measures are provided within this Quarterly Report on Form 10-Q.

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
(v) Other “non-recurring,” “infrequent” or “unusual items”: Management excludes certain items determined to be “non-recurring,” “infrequent” or “unusual” from adjusted net earnings when incurred if it is determined these expenses are not a reflection of the core business and when the nature of the item is such that it is not reasonably likely to recur within two years and/or there was not a similar item in the preceding two years;
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
Yield on AAUM
Yield on AAUM is calculated by dividing annualized net investment income on an adjusted net earnings basis by AAUM. Management considers this non-GAAP financial measure to be useful internally and to investors and analysts when assessing the level of return earned on AAUM.

Results of Operations
The results of operations for the three and six months ended June 30, 2023 and June 30, 2022 were as follows (in millions):

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Revenues:
Life insurance premiums and other fees	$576	$71	$941	$667
Interest and investment income	525	425	1,044	876
Recognized gains and (losses), net	67	(426)	52	(723)
Total revenues	1,168	70	2,037	820
Benefits and expenses:
Benefits and other changes in policy reserves	817	(377)	1,629	(174)
Market risk benefit (gains) losses	(30)	(189)	29	(119)
Depreciation and amortization	104	80	194	156
Personnel costs	56	34	109	64
Other operating expenses	33	31	69	49
Interest expense	25	9	47	17
Total benefits and expenses	1,005	(412)	2,077	(7)

Earnings (loss) before income taxes	$163	$482	$(40)	$827
Income tax expense	33	97	25	203
Net earnings (loss)	$130	$385	$(65)	$624
The following table summarizes sales by product type (in millions) (see “Non-GAAP Financial Measures”):

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
FIA	$1,224	$1,114	$2,435	$2,076
Fixed rate annuities ("MYGA")	1,064	1,087	2,577	1,560
Total annuity	2,288	2,201	5,012	3,636
IUL	42	29	79	56
Funding agreements	200	843	456	1,443
PRT	478	—	742	527
Gross Sales	$3,008	$3,073	$6,289	$5,662
Sales attributable to flow reinsurance to third parties	(796)	(544)	(1,868)	(780)
Net Sales	$2,212	$2,529	$4,421	$4,882
•Total annuity sales increased during the three and six months ended June 30, 2023, compared to the three and six months ended June 30, 2022, reflecting execution of the Company’s diversified growth strategy with a disciplined approach to pricing in the current macro environment, given increased demand for our Retail products due to higher interest rates and market volatility.
•Funding agreements, reflecting new FABN and FHLB agreements during the three and six months ended June 30, 2023, were lower compared to the three and six months ended June 30, 2022, and are subject to fluctuation period to period.
•PRT sales increased during the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022, reflecting higher PRT transactions and are also subject to fluctuation period to period.

•Higher sales attributable to flow reinsurance to third parties during the three and six months ended June 30, 2023, compared to the three and six months ended June 30, 2022, reflect increases in the percentage ceded during the periods and the increased MYGA sales.
Revenues
Life insurance premiums and other fees
Life insurance premiums and other fees primarily reflect premiums on life-contingent PRTs and traditional life insurance products, which are recognized as revenue when due from the policyholder, as well as policy rider fees primarily on FIA policies, the cost of insurance on IUL policies and surrender charges assessed against policy withdrawals in excess of the policyholder's allowable penalty-free amounts (up to 10% of the prior year's value, subject to certain limitations). The following table summarizes the Life insurance premiums and other fees, on the unaudited Condensed Consolidated Statements of Operations (in millions), for the three and six months ended June 30, 2023 and June 30, 2022:

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Life-contingent pension risk transfer premiums	$474	$(5)	$737	$520
Traditional life insurance premiums	5	2	11	7
Life-contingent immediate annuity premiums	5	7	11	12
Surrender charges	16	13	39	23
Policyholder fees and other income	76	54	143	105
Life insurance premiums and other fees	$576	$71	$941	$667
•Life insurance premiums and other fees for the three and six months ended June 30, 2023 increased compared to the three and six months ended June 30, 2022 reflecting higher PRT premiums. As noted above, PRT premiums are subject to fluctuation period to period.
•Surrender charges increased for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022, primarily reflecting amounts assessed against policy withdrawals in excess of the policyholder's allowable penalty-free amounts primarily on our FIA policies.
•Policyholder fees and other income increased for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022, primarily due to increased GMWB rider fees, cost of insurance charges on IUL policies and IUL premium loads. GMWB rider fees are based on the policyholder's benefit base and are collected at the end of the policy year.

Interest and investment income
Below is a summary of interest and investment income (in millions):

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Fixed maturity securities, available-for-sale	$448	$336	$880	$655
Equity securities	4	4	9	8
Preferred securities	12	15	22	26
Mortgage loans	57	49	108	88
Invested cash and short-term investments	17	9	33	13
Limited partnerships	44	58	101	171
Other investments	5	1	14	7
Gross investment income	$587	$472	$1,167	$968
Investment expense	(62)	(47)	(123)	(92)
Interest and investment income	$525	$425	$1,044	$876
Interest and investment income is shown net of amounts attributable to certain funds withheld reinsurance agreements which is passed along to the reinsurer in accordance with the terms of these agreements. Interest and investment income attributable to these agreements, and thus excluded from the totals in the table above, was $76 million and $134 million for the three and six months ended June 30, 2023, respectively, and $20 million and $38 million for the three and six months ended June 30, 2022, respectively.
Our AAUM and yield on AAUM are summarized as follows (annualized) (dollars in millions) (see “Non-GAAP Financial Measures”):

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
AAUM	$45,622	$39,306	$44,948	$38,351
Yield on AAUM (at amortized cost)	4.57%	4.33%	4.63%	4.57%
•AAUM was higher for the three and six months ended June 30, 2023, compared to the three and six months ended June 30, 2022, reflecting net new business asset flows, stable inforce retention and, for the six months ended June 30, 2023, net debt proceeds.
•Interest and investment income was higher for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 primarily due to $68 million from invested asset growth and $31 million of all other rate impacts and $1 million from returns on alternative investments.
•Interest and investment income was higher for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily due to $152 million from invested asset growth and $38 million of all other rate impacts, partially offset by $22 million from lower returns on alternative investments.

Recognized gains and (losses), net
Below is a summary of the major components included in recognized gains and (losses), net (in millions):

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net realized and unrealized (losses) gains on fixed maturity available-for-sale securities, equity securities and other invested assets	$(29)	$(162)	$(77)	$(269)
Change in allowance for expected credit losses	(21)	(6)	(29)	(7)
Net realized and unrealized (losses) gains on certain derivatives instruments	99	(394)	157	(702)
Change in fair value of reinsurance related embedded derivatives	17	141	(2)	263
Change in fair value of other derivatives and embedded derivatives	1	(5)	3	(8)
Recognized gains and (losses), net	$67	$(426)	$52	$(723)
Recognized gains and (losses), net is shown net of amounts attributable to certain funds withheld reinsurance agreements which is passed along to the reinsurer in accordance with the terms of these agreements. Recognized gains and (losses) attributable to these agreements, and thus excluded from the totals in the table above, was $21 million and $(1) million for the three and six months ended June 30, 2023, respectively, and $151 million and $279 million for the three and six month periods ended June 30, 2022, respectively.
•For the three and six months ended June 30, 2023, net realized and unrealized gains (losses) on fixed maturity available-for-sale securities, equity securities and other invested assets is primarily the result of realized losses on fixed maturity available-for-sale securities, partially offset by and mark-to-market gains on our equity securities and realized gains on other invested assets.
•For the three and six months ended June 30, 2022, net realized and unrealized gains (losses) on fixed maturity available-for-sale securities, equity securities and other invested assets is primarily the result of mark-to-market losses on our equity securities and realized losses on fixed maturity available-for-sale securities.
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

The components of the realized and unrealized gains (losses) on certain derivative instruments hedging our indexed annuity and universal life products are summarized in the table below (dollars in millions):

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Call options:
Realized (losses) gains	$(68)	$(41)	$(159)	$4
Change in unrealized (losses) gains	166	(354)	312	(713)
Futures contracts:
(Losses) gains on futures contracts expiration	3	(4)	6	(2)
Change in unrealized gains (losses)	(2)	(4)	(1)	(3)
Foreign currency forward:
Gains on foreign currency forward	—	9	(1)	12
Total net change in fair value	$99	$(394)	$157	$(702)

Annual Point-to-Point Change in S&P 500 Index during the periods	8%	(16)%	16%	(21)%
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
The average index credits to policyholders are as follows:

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Average Crediting Rate	1%	1%	1%	2%
S&P 500 Index:
Point-to-point strategy	1%	1%	1%	2%
Monthly average strategy	1%	3%	—%	3%
Monthly point-to-point strategy	—%	—%	—%	1%
3 year high water mark	7%	9%	10%	12%
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

Benefits and expenses
Benefits and other changes in policy reserves
Below is a summary of the major components included in Benefits and other changes in policy reserves (in millions):

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
PRT agreements	$488	$—	$754	$532
FIA/IUL market related liability movements	119	(555)	488	(1,114)
Index credits, interest credited & bonuses	170	148	304	354
Other changes in policy reserves	40	30	83	54
Total benefits and other changes in policy reserves	$817	$(377)	$1,629	$(174)
•PRT agreements increased for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022, reflecting higher PRT transactions during the periods and are subject to fluctuation period to period.
•The FIA/IUL market related liability movements during the three and six months ended June 30, 2023 and June 30, 2022, respectively, are mainly driven by changes in the equity markets, non-performance spreads, and risk free rates during the periods. The change in risk free rates and non-performance spreads (decreased) increased the FIA market related liability by $(59) million and $(253) million during the three months ended June 30, 2023 and June 30, 2022, respectively. The change in risk free rates and non-performance spreads (decreased) increased the FIA market related liability by $6 million and $(559) million during the six months ended June 30, 2023 and June 30, 2022, respectively. The remaining changes in market value of the market related liability movements for all periods was driven by equity market impacts. See “Revenues — Recognized gains and (losses), net” above for summary and discussion of net unrealized gains (losses) on certain derivative instruments.
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
•Index credits, interest credited & bonuses for the three months ended June 30, 2023, were higher compared to the three months ended June 30, 2022, and primarily reflected higher amounts for PRT, based the growth in the portfolio, and fixed rate annuities, partially offset by lower index credits on FIA policies as a result of market movement during the respective periods. Index credits, interest credited & bonuses for the six months ended June 30, 2023, were lower compared to the six months ended June 30, 2022, and primarily reflected lower index credits on FIA policies as a result of market movement during the respective periods partially offset by higher amounts for PRT and fixed rate annuities. Refer to average policyholder index discussion above for details on drivers.
Market risk benefit (gains) losses
Below is a summary of market risk benefit (gains) losses (in millions):

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Market risk benefits (gains) losses	$(30)	$(189)	$29	$(119)
•Market risk benefits (gains) losses is primarily driven by attributed fees collected, effects of market related movements (including changes in equity markets and risk-free rates), actual policyholder behavior as compared with expected and changes in assumptions during the periods. Changes in market risk benefit (gains) losses for the three and six months ended June 30, 2023, compared to the three and six months ended June 30, 2022, primarily reflect a favorable GMWB utilization assumption change in 2022, less favorable market related movements and higher attributed fees. In addition, actual policyholder behavior for the three and six months ended June 30, 2023 was more in line with expected, as compared to the three and six months ended June 30, 2022, resulting in a favorable change to the market risk benefit (gains) losses.
Depreciation and amortization
Below is a summary of the major components included in depreciation and amortization (in millions):

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Amortization of VOBA, DAC and DSI	$97	$70	$179	$139
Amortization of other intangible assets and other depreciation	7	10	15	17
Total depreciation and amortization	$104	$80	$194	$156
•DAC, VOBA and DSI are amortized on a constant level basis for the grouped contracts over the expected term of the related contracts to approximate straight-line amortization. Depreciation and amortization increased for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022 and primarily reflected increased DAC and DSI associated with the growth in business.
Personnel costs and other operating expenses
Below is a summary of personnel costs and other operating expenses (in millions):

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Personnel costs	$56	$34	$109	$64
Other operating expenses	33	31	69	49
Total personnel costs and other operating costs	$89	$65	$178	$113
•Personnel costs and other operating expenses for the three and six months ended June 30, 2023 were higher compared to the three and six months ended June 30, 2022, and primarily reflect headcount growth to support higher volumes and strategic growth capabilities.
Other items affecting net earnings
Income tax expense (benefit)
Below is a summary of the major components included in income tax expense (benefit) (dollars in millions):

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Earnings (loss) before taxes	$163	$482	$(40)	$827

Income tax expense (benefit) before valuation allowance	31	97	(14)	165
Change in valuation allowance	2	—	39	38
Federal income tax expense (benefit)	$33	$97	$25	$203
Effective rate	20%	20%	(63)%	25%
•Income tax expense for the three months ended June 30, 2023 was $33 million, compared to income tax expense of $97 million for the three months ended June 30, 2022. The effective tax rate was 20% for both periods. The decrease in income tax expense quarter over quarter is primarily related to the decrease in pre-tax income.
•Income tax expense for the six months ended June 30, 2023 was $25 million, compared to income tax expense of $203 million for the six months ended June 30, 2022. The effective tax rate was (63)% and 25%

for the six months ended June 30, 2023 and June 30, 2022, respectively. The decrease in income tax expense period over period is primarily related to the decrease in pre-tax income.
Adjusted Net Earnings (See “—Non-GAAP Financial Measures”)
The table below shows the adjustments made to reconcile Net earnings (loss) to Adjusted net earnings (in millions):

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net earnings (loss)	$130	$385	$(65)	$624
Non-GAAP adjustments:
Recognized (gains) and losses, net
Net realized and unrealized (gains) losses on fixed maturity available-for-sale securities, equity securities and other invested assets	27	161	75	266
Change in allowance for expected credit losses	20	7	28	7
Change in fair value of reinsurance related embedded derivatives	(17)	(141)	2	(263)
Change in fair value of other derivatives and embedded derivatives	—	(4)	(1)	(4)
Recognized (gains) losses, net	30	23	104	6
Market related liability adjustments	(102)	(324)	142	(514)
Purchase price amortization	6	5	11	11
Transaction costs and other non-recurring items	—	4	2	4
Income taxes on non-GAAP adjustments	15	62	(54)	104
Adjusted net earnings	$79	$155	$140	$235

The commentary below is intended to provide additional information on the significant income and expense items that help explain the trends in our ANE for each time period, as we believe these items provide further clarity to the financial performance of the business.

•Adjusted net earnings of $79 million for the three months ended June 30, 2023 included $82 million of investment income from alternative investments and $5 million of bond prepay income. Alternative investments investment income based on management’s long-term expected return of approximately 10% was $137 million. Actual investment income was lower due to decreases in fair value of these investments.
•Adjusted net earnings of $155 million for the three months ended June 30, 2022 included $70 million of investment income from alternative investments, $66 million gain from actuarial assumption updates, and $6 million of CLO redemption gains and other income. Alternative investments investment income based on management’s long-term expected return of approximately 10% was $100 million. Actual investment income was lower due to decreases in fair value of these investments.

•Adjusted net earnings of $140 million for the six months ended June 30, 2023 included $181 million of investment income from alternative investments and $5 million of bond prepay income, offset by $37 million tax valuation allowance expense. Alternative investments investment income based on management’s long-term expected return of approximately 10% was $269 million. Actual investment income was lower due to decreases in fair value of these investments.

•Adjusted net earnings of $235 million for the six months ended June 30, 2022 included $172 million of investment income from alternative investments, $66 million gain from actuarial assumption updates, $24 million income of CLO redemption gains and other investment income, partially offset by $38 million tax valuation allowance expense. Alternative investments investment income based on management’s long-term expected return of approximately 10% was $200 million. Actual investment income was lower due to decreases in fair value of these investments.

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
As of June 30, 2023 and December 31, 2022, the fair value of our investment portfolio was approximately $46 billion and $41 billion, respectively, and was divided among the following asset classes and sectors (dollars in millions):

	June 30, 2023		December 31, 2022
	Fair Value	Percent	Fair Value	Percent

Fixed maturity securities, available for sale:
United States Government full faith and credit	$211	—%	$32	—%
United States Government sponsored entities	37	—%	42	—%
United States municipalities, states and territories	1,558	3%	1,410	3%
Foreign Governments	170	—%	148	—%
Corporate securities:
Finance, insurance and real estate	6,222	14%	5,085	12%
Manufacturing, construction and mining	893	2%	737	2%
Utilities, energy and related sectors	2,180	5%	2,275	6%
Wholesale/retail trade	2,065	5%	2,008	5%
Services, media and other	3,406	7%	2,794	7%
Hybrid securities	677	1%	705	2%
Non-agency residential mortgage-backed securities	1,974	4%	1,479	4%
Commercial mortgage-backed securities	3,949	9%	3,036	7%
Asset-backed securities	8,057	18%	7,245	18%
Collateral loan obligations ("CLO")	4,783	10%	4,222	10%
Total fixed maturity available for sale securities	$36,182	78%	$31,218	76%
Equity securities (a)	756	2%	823	2%
Limited partnerships:
Private equity	1,175	3%	1,129	3%
Real assets	435	1%	431	1%
Credit	988	2%	867	2%
Limited Partnerships	2,598	6%	2,427	6%
Commercial mortgage loans	2,144	5%	2,083	5%
Residential mortgage loans	2,377	5%	1,892	5%
Other (primarily derivatives and company owned life insurance)	1,419	3%	809	2%
Short term investments	347	1%	1,556	4%
Total investments	$45,823	100%	$40,808	100%
(a)Includes investment grade non-redeemable preferred stocks ($607 million and $672 million at June 30, 2023 and December 31, 2022, respectively).

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
The following table summarizes the credit quality by NRSRO rating, or NAIC designation equivalent, of our fixed income portfolio (dollars in millions) at June 30, 2023 and December 31, 2022:

		June 30, 2023		December 31, 2022
NRSRO Rating	NAIC Designation	Fair Value	Fair Value Percent	Fair Value	Fair Value Percent
AAA/AA/A	1	$23,055	64%	$18,681	60%
BBB	2	11,261	31%	10,737	34%
BB	3	1,531	4%	1,425	5%
B	4	187	1%	236	1%
CCC	5	69	—%	67	—%
CC and lower	6	79	—%	72	—%
Total		$36,182	100%	$31,218	100%

Investment Industry Concentration
The tables below present the top ten industry categories of our fixed maturity and equity securities including the fair value and percent of total fixed maturity and equity securities fair value as of June 30, 2023 and December 31, 2022 (dollars in millions). Effective January 1, 2023, we updated our industry classifications as a result of a change in our investment accounting software and related service providers. Our investment strategy has remained consistent and our portfolio mix has not materially changed. The December 31, 2022 table was updated to reflect a consistent presentation with the June 30, 2023 classifications:

	June 30, 2023
Top 10 Industry Concentration	Fair Value	Percent of Total Fair Value
ABS Other	$8,057	22%
CLO securities	4,783	13%
Commercial mortgage-backed securities	3,949	11%
Diversified financial services	2,906	8%
Banking	2,116	6%
Whole loan collateralized mortgage obligations	1,685	5%
Municipal	1,558	4%
Insurance	1,555	4%
Electric	1,067	3%
Telecommunications	598	2%
Total	$28,274	78%

	December 31, 2022
Top 10 Industry Concentration	Fair Value	Percent of Total Fair Value
ABS Other	$7,245	23%
CLO securities	4,222	13%
Whole loan collateralized mortgage backed obligation ("CMO")	3,655	12%
Banking	2,855	9%
Municipal	1,410	4%
Electric	1,379	4%
Life Insurance	1,376	4%
Technology	855	3%
Healthcare	659	2%
Commercial MBS	571	2%
Total	$24,227	76%

The amortized cost and fair value of fixed maturity AFS securities by contractual maturities as of June 30, 2023 and December 31, 2022 (dollars in millions), are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	June 30, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Corporate, Non-structured Hybrids, Municipal and U.S. Government securities:
Due in one year or less	$227	$222	$124	$123
Due after one year through five years	3,116	2,968	2,193	2,059
Due after five years through ten years	2,065	1,862	1,840	1,633
Due after ten years	15,046	12,330	14,417	11,379
Subtotal	$20,454	$17,382	$18,574	$15,194
Other securities, which provide for periodic payments:
Asset-backed securities	13,492	12,840	12,209	11,467
Commercial-mortgage-backed securities	4,307	3,949	3,309	3,036
Residential mortgage-backed securities	2,121	2,011	1,631	1,521
Subtotal	$19,920	$18,800	$17,149	$16,024
Total fixed maturity available-for-sale securities	$40,374	$36,182	$35,723	$31,218
Non-Agency RMBS Exposure
Our investment in non-agency RMBS securities is predicated on the conservative and adequate cushion between purchase price and NAIC 1 rating, general lack of sensitivity to interest rates, positive convexity to prepayment rates and correlation between the price of the securities and the unfolding recovery of the housing market.
The fair value of our investments in subprime securities and Alt-A RMBS securities were $36 million and $53 million as of June 30, 2023, respectively, and $40 million and $54 million as of December 31, 2022, respectively. As of June 30, 2023 and December 31, 2022 approximately 94% and 91%, respectively, of the subprime and Alt-A RMBS exposures were rated NAIC 2 or higher.
ABS and CLO Exposures
Our ABS exposures are largely diversified by underlying collateral and issuer type. Our CLO exposures are generally senior tranches of CLOs which have leveraged loans as their underlying collateral.
As of June 30, 2023, the CLO and ABS positions were trading at a net unrealized loss position of $130 million and $515 million, respectively. As of December 31, 2022, the CLO and ABS positions were trading at a net unrealized loss position of $236 million and $499 million, respectively.

The following table summarizes the credit quality by NRSRO rating, or NAIC designation equivalent, of our AFS ABS portfolio (dollars in millions) at June 30, 2023 and December 31, 2022.

		June 30, 2023		December 31, 2022
		Fair Value	Percent	Fair Value	Percent
NRSRO Rating	NAIC Designation
AAA/AA/A	1	$6,247	77%	$5,570	77%
BBB	2	1,365	17%	1,232	17%
BB	3	366	5%	344	5%
B	4	47	1%	72	1%
CCC	5	8	—%	9	—%
CC and lower	6	24	—%	18	—%
Total		$8,057	100%	$7,245	100%
The following table summarizes the credit quality by NRSRO rating, or NAIC designation equivalent, of our AFS CLO portfolio (dollars in millions) at June 30, 2023 and December 31, 2022.

		June 30, 2023		December 31, 2022
		Fair Value	Percent	Fair Value	Percent
NRSRO Rating	NAIC Designation
AAA/AA/A	1	$2,968	62%	$2,678	64%
BBB	2	1,374	29%	1,225	29%
BB	3	384	8%	256	6%
B	4	19	—%	19	—%
CCC	5	—	—%	9	—%
CC and lower	6	38	1%	35	1%
Total		$4,783	100%	$4,222	100%
Municipal Bond Exposure
Our municipal bond exposure is a combination of general obligation bonds (fair value of $232 million and $188 million and an amortized cost of $269 million and $231 million as of June 30, 2023 and December 31, 2022, respectively) and special revenue bonds (fair value of $1,324 million and $1,017 million and an amortized cost of $1,522 million and $1,248 million as of June 30, 2023 and December 31, 2022, respectively).
Across all municipal bonds, the largest issuer represented 5% and 6% of the category as of June 30, 2023 and December 31, 2022, respectively, with less than 1% of the entire portfolio rated NAIC 1. Our focus within municipal bonds is on NAIC 1 rated instruments, and 97% of our municipal bond exposure is rated NAIC 1 as of June 30, 2023.
Mortgage Loans
Commercial Mortgage Loans
We diversify our commercial mortgage loans ("CMLs") portfolio by geographic region and property type to attempt to reduce concentration risk. We continuously evaluate CMLs based on relevant current information to ensure properties are performing at a level to secure the related debt. LTV and DSC ratios are utilized to assess the risk and quality of CMLs. As of June 30, 2023 and December 31, 2022, our mortgage loans on real estate portfolio had a weighted average DSC ratio of 2.3 times and 2.3 times, respectively, and a weighted average LTV ratio of 55% and 57%, respectively.

We consider a CML delinquent when a loan payment is greater than 30 days past due. For mortgage loans that are determined to require foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell at the point of foreclosure. As of June 30, 2023 and December 31, 2022 we had one CML that was delinquent in principal or interest payments or in process of foreclosure. See Note C - Investments to the Condensed Financial Statements included in this report for additional information on our CMLs, including our distribution by property type, geographic region, LTV and DSC ratios.
Residential Mortgage Loans
Our residential mortgage loans (“RML”) are closed end, amortizing loans, and 100% of the properties are in the United States. We diversify our RML portfolio by state to attempt to reduce concentration risk. RMLs have a primary credit quality indicator of either a performing or nonperforming loan. We define nonperforming RMLs as those that are 90 or more days past due and/or in nonaccrual status.
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
Unrealized Losses
The amortized cost and fair value of the fixed maturity securities and the equity securities that were in an unrealized loss position as of June 30, 2023 and December 31, 2022, were as follows (dollars in millions):

	June 30, 2023
	Number of Securities	Amortized Cost	Allowance for Expected Credit Losses	Unrealized Losses	Fair Value
Fixed maturity securities, available for sale:
United States Government full faith and credit	12	$67	$—	$(2)	$65
United States Government sponsored agencies	57	34	—	(4)	30
United States municipalities, states and territories	193	1,588	—	(246)	1,342
Foreign Governments	64	202	—	(41)	161
Corporate securities:
Finance, insurance and real estate	805	6,591	—	(858)	5,733
Manufacturing, construction and mining	129	1,002	—	(163)	839
Utilities, energy and related sectors	356	2,558	—	(532)	2,026
Wholesale/retail trade	388	2,311	—	(444)	1,867
Services, media and other	497	3,787	—	(770)	3,017
Hybrid securities	44	725	—	(74)	651
Non-agency residential mortgage-backed securities	316	1,759	(5)	(110)	1,644
Commercial mortgage-backed securities	527	3,617	(15)	(345)	3,257
Asset-backed securities	1,133	11,202	(6)	(710)	10,486
Total fixed maturity available for sale securities	4,521	35,443	(26)	(4,299)	31,118
Equity securities	49	729	—	(130)	599
Total investments	4,570	$36,172	$(26)	$(4,429)	$31,717

	December 31, 2022
	Number of Securities	Amortized Cost	Allowance for Expected Credit Losses	Unrealized Losses	Fair Value
Fixed maturity securities, available for sale:
United States Government full faith and credit	6	$34	$—	$(2)	$32
United States Government sponsored agencies	58	39	—	(4)	35
United States municipalities, states and territories	167	1,590	—	(289)	1,301
Foreign Governments	44	169	—	(37)	132
Corporate securities:
Finance, insurance and real estate	526	5,586	(15)	(876)	4,695
Manufacturing, construction and mining	120	850	—	(160)	690
Utilities, energy and related sectors	333	2,825	—	(644)	2,181
Wholesale/retail trade	316	2,418	—	(532)	1,886
Services, media and other	360	3,354	—	(783)	2,571
Hybrid securities	43	706	—	(84)	622
Non-agency residential mortgage-backed securities	241	1,353	(5)	(105)	1,243
Commercial mortgage-backed securities	365	2,850	—	(284)	2,566
Asset-backed securities	1,147	11,511	(1)	(770)	10,740
Total fixed maturity available for sale securities	3,726	33,285	(21)	(4,570)	28,694
Equity securities	59	879	—	(174)	705
Total investments	3,785	$34,164	$(21)	$(4,744)	$29,399
The gross unrealized loss position on the fixed maturity available-for-sale fixed and equity portfolio was $4,429 million and $4,744 million as of June 30, 2023 and December 31, 2022, respectively. Most components of the portfolio exhibited price depreciation caused by lower treasury rates and credit spread compression. The total amortized cost of all securities in an unrealized loss position was $36,172 million and $34,164 million as of June 30, 2023 and December 31, 2022, respectively. The average market value/book value of the investment category with the largest unrealized loss position was 87% for Finance, insurance and real estate as of June 30, 2023. In the aggregate, Finance, insurance and real estate represented 19% of the total unrealized loss position as of June 30, 2023. The average market value/book value of the investment category with the largest unrealized loss position was 84% for finance, insurance and real estate as of December 31, 2022. In aggregate, finance, insurance and real estate represented 18% of the total unrealized loss position as of December 31, 2022.
The amortized cost and fair value of fixed maturity available for sale securities under watch list analysis and the number of months in a loss position with investment grade securities (NRSRO rating of BBB/Baa or higher) as of June 30, 2023 and December 31, 2022, were as follows (dollars in millions):

	June 30, 2023
	Number of securities	Amortized Cost	Fair Value	Allowance for Credit Loss	Gross Unrealized Losses
Investment grade:
Less than six months	—	$—	$—	$—	$—
Six months or more and less than twelve months	5	12	11	—	(1)
Twelve months or greater	78	858	573	—	(285)
Total investment grade	83	870	584	—	(286)

Below investment grade:
Less than six months	2	10	9	—	(1)
Six months or more and less than twelve months	—	—	—	—	—
Twelve months or greater	9	67	55	—	(12)
Total below investment grade	11	77	64	—	(13)
Total	94	$947	$648	$—	$(299)

	December 31, 2022
	Number of Securities	Amortized Cost	Fair Value	Allowance for Credit Loss	Gross Unrealized Losses
Investment grade:
Less than six months	6	$5	$3	$—	$(2)
Six months or more and less than twelve months	49	299	200	—	(99)
Twelve months or greater	76	969	634	—	(335)
Total investment grade	131	1,273	837	—	(436)

Below investment grade:
Less than six months	1	32	13	15	(4)
Six months or more and less than twelve months	12	124	94	—	(30)
Twelve months or greater	2	6	4	—	(2)
Total below investment grade	15	162	111	15	(36)
Total	146	$1,435	$948	$15	$(472)
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
At June 30, 2023, our watch list included 88 securities in an unrealized loss position with an amortized cost of $947 million, no allowance for credit losses, unrealized losses of $(298) million and a fair value of $648 million.
At December 31, 2022, our watch list included 146 securities in an unrealized loss position with an amortized cost of $1,435 million, allowance for credit losses of $15 million, unrealized losses of $472 million and a fair value of $948 million.
The watch list excludes structured securities as we have separate processes to evaluate the credit quality on the structured securities.
There were 59 and 64 structured securities with a fair value of $254 million and $162 million to which we had potential credit exposure as of June 30, 2023 and December 31, 2022, respectively. Our analysis of these structured securities, which included cash flow testing, resulted in allowances for expected credit losses of $32 million and $16 million as of June 30, 2023 and December 31, 2022, respectively.
Exposure to Sovereign Debt and Certain Other Exposures
Our investment portfolio had an immaterial amount of direct exposure to European sovereign debt as of June 30, 2023 and December 31, 2022, respectively. We have no exposure to investments in Russia or Ukraine and de minimis investments in peripheral countries in the region.
Interest and Investment Income
For discussion regarding our net investment income and net investment gains (losses) refer to Note C -Investments to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.
AFS Securities
For additional information regarding our AFS securities, including the amortized cost, gross unrealized gains (losses), and fair value as well as the amortized cost and fair value of fixed maturity AFS securities by contractual maturities, as of June 30, 2023 and December 31, 2022, refer to Note C - Investments to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.
Concentrations of Financial Instruments
For certain information regarding our concentrations of financial instruments, refer to Note C - Investments to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.
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
Liquidity and Capital Resources
Liquidity refers to the ability of an enterprise to generate adequate amounts of cash from its normal operations to meet cash requirements with a prudent margin of safety. Our principal sources of cash flow from operating activities are annuity considerations, insurance premiums, and fees and investment income. We also generate cash inflows from investing activities resulting from maturities and sales of invested assets and from financing activities including inflows on our investment-type products and proceeds from borrowing activities. Our operating activities provided cash of $2,817 million and $728 million for the six months ended June 30, 2023 and June 30, 2022, respectively. When considering our liquidity and cash flow, it is important to distinguish between the needs of our insurance subsidiaries and the needs of the holding company, F&G Annuities & Life, Inc. (“FGAL”). As a holding company with no operations of its own, FGAL derives its cash primarily from its insurance subsidiaries and CF Bermuda Holdings Ltd. (“CF Bermuda”), a Bermuda exempted limited liability company and a wholly owned direct subsidiary of the Company, a downstream holding company that provides additional sources of liquidity. Dividends from our insurance subsidiaries flow through CF Bermuda to FGAL. F&G Cayman Re, a licensed class D insurer in the Cayman Islands and a wholly owned direct subsidiary of the Company, could also provide dividends directly to FGAL.
The sources of liquidity of the holding company are principally comprised of dividends from subsidiaries, lines of credit and borrowings (at the FGAL level), existing surplus notes, investment income on holding company assets and the ability to raise long-term public financing under an SEC-filed registration statement or private placement offering. These sources of liquidity and cash flow support the general corporate needs of the holding company, interest and debt service, funding acquisitions and investment in core businesses.
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
Cash Requirements. Our current cash requirements include personnel costs, operating expenses, benefit payments, funding agreement payments, taxes, payments of interest and principal on our debt, capital expenditures, business acquisitions, stock repurchases and dividends on our common stock. We paid dividends of $0.20 per share of common stock in the first and second quarters of 2023, approximately $50 million, to our common shareholders. On August 8, 2023, we announced that our Board of Directors declared a quarterly cash dividend of $0.20 per share, payable on September 29, 2023, to F&G common shareholders of record as of September 15, 2023. There are no restrictions on our retained earnings regarding our ability to pay dividends to our shareholders, although there are limits on the ability of certain subsidiaries to pay dividends to us, as described below. The declaration of any future dividends is at the discretion of our Board of Directors.
On March 21, 2023, F&G’s Board of Directors approved a new three-year stock repurchase program, effective March 21, 2023, under which the Company may repurchase up to $25 million of F&G common stock. The Company believes its shares are undervalued and the share repurchase program is an efficient means of returning cash to shareholders. Purchases may be made from time to time by the Company in the open market at prevailing market prices or in privately negotiated transactions through March 21, 2026 and all purchases are currently planned to be held as Treasury Stock. The extent to which the Company repurchases its shares, and the timing of such purchases, will depend upon a variety of factors, including market conditions, regulatory requirements and other considerations, as determined by the Company. During the three and six months ended June 30, 2023, the Company purchased 790 thousand shares, for a total cost of $16 million with an average cost per share of $20.79. Approximately $9 million of F&G common stock may yet be purchased under the program.
On January 13, 2023, F&G completed its issuance and sale of $500 million aggregate principal amount of its 7.40% Senior Notes due 2028 (the "7.40% F&G Notes"). F&G intends to use the net proceeds from the offering for general corporate purposes, including to support the growth of assets under management and for F&G's future liquidity requirements.
On November 22, 2022, we entered into a Credit Agreement (the “Credit Agreement”) with certain lenders (the “Lenders”) and Bank of America, N.A. as administrative agent (in such capacity, the “Administrative Agent”), swing line lender and an issuing bank, pursuant to which the Lenders have made available an unsecured revolving credit facility in an aggregate principal amount of $550 million to be used for working capital and general corporate purposes. As of December 31, 2022, the revolving credit facility was fully drawn with $550 million outstanding. A net partial revolver paydown of $35 million was made on January 6, 2023, and on February 21, 2023, we entered into an amendment with the Lenders to increase the available aggregate principal amount of the Credit Agreement by $115 million to $665 million. As of June 30, 2023, we had $515 million drawn on the revolving credit facility with $150 million of remaining borrowing availability.
As of June 30, 2023 and December 31, 2022, we had cash and cash equivalents of $1,688 million and $960 million, respectively, short term investments of $347 million and $1,556 million, respectively, and available capacity under our revolving credit facility with FNF of $200 million (the “FNF Credit Facility”). No amounts were outstanding under this revolving note agreement as of June 30, 2023 or December 31, 2022. We continually assess our capital allocation strategy, including decisions relating to the amount of our dividend, if any, reducing debt, investing in growth of our subsidiaries, making acquisitions and/or conserving cash. We believe that all anticipated cash requirements for current operations will be met from internally generated funds, through cash dividends from subsidiaries, cash generated by investment securities, potential sales of non-strategic assets, our borrowing availability and potential issuances of additional debt or equity securities. Our short-term and long-term liquidity requirements are monitored regularly to ensure that we can meet our cash requirements. We forecast the needs of all of our subsidiaries and periodically review their short-term and long-term projected sources and uses of funds, as well as the asset, liability, investment and cash flow assumptions underlying such forecasts.
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
Operating Cash Flow. Our cash flows provided by operations for the six months ended June 30, 2023 and June 30, 2022, were $2,817 million and $728 million, respectively. The primary cash inflows from operating activities include net investment income and insurance premiums. The primary cash outflows from operating activities are comprised of benefit payments and operating expenses. Cash provided by operations for the six months ended June 30, 2023 and June 30, 2022 included approximately $500 million and $500 million of cash received for PRT transactions, respectively, included in the change in FPBs.
Investing Cash Flows. Our cash used in investing activities for the six months ended June 30, 2023 and June 30, 2022, were $(4,246) million and, $(4,037) million, respectively. The primary cash inflows from investing activities are the proceeds from sales, calls, maturities and redemptions of investments, including those resulting from the Company's portfolio repositioning. The primary cash outflows from investing activities are the purchases of fixed maturity securities and other investments. Cash used in investing activities for the six months ended June 30, 2023 and June 30, 2022 included purchases of fixed maturity securities and other investments associated with investing the cash received from investment-type products, generated from financing cash flows, PRT transactions, generated from operating activities, as well as cash received from borrowings generated from financing activities.
Financing Cash Flows. Our cash flows provided by financing activities for the six months ended June 30, 2023 and June 30, 2022, were $2,157 million and $2,768 million, respectively. The primary cash inflows from financing activities are inflows on our investment-type products and proceeds from borrowing activities. The primary cash outflows from financing activities are withdrawals on our investment-type products, repayments of outstanding borrowings, dividend payments and stock repurchases. Cash provided by financing activities for the six months ended June 30, 2023 included proceeds of $500 million aggregate principal amount from the issuance and sale of the 7.40% F&G Notes. Cash used by financing activities for the six months ended June 30, 2023 included the net partial revolver paydown of $35 million, the dividend payments of $50 million and the stock repurchases of $16 million. Cash provided by financing activities for the six months ended June 30, 2023 and the six months ended June 30, 2022 included approximately $0 million and $400 million, respectively, of net cash received for FABN transactions.
Financing Arrangements. For a description of our financing arrangements see Note L - Notes Payable to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information on our financing arrangements.

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
Off-Balance Sheet Arrangements. Throughout our history, we have entered into indemnifications in the ordinary course of business with our customers, suppliers, service providers, business partners and in certain instances, when we sold businesses. Additionally, we have indemnified our directors and officers who are, or were, serving at our request in such capacities. Although the specific terms or number of such arrangements is not precisely known due to the extensive history of our past operations, costs incurred to settle claims related to these indemnifications have not been material to our financial statements. We have no reason to believe that future costs to settle claims related to our former operations will have a material impact on our financial position, results of operations or cash flows.
We have unfunded investment commitments as of June 30, 2023 and December 31, 2022, based upon the timing of when investments are executed compared to when the actual investments are funded, as some investments require that funding occur over a period of months or years. Please refer to Note C - Investments and Note N - Commitments and Contingencies to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional details on unfunded investment commitments.
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
Our borrowing capacity under these credit facilities does not have an expiration date as long as we maintain a satisfactory level of creditworthiness based on the FHLB’s credit assessment. As of June 30, 2023 and December 31, 2022, we had $2,136 million and $1,983 million, respectively, in FHLB non-putable funding agreements included under Contractholder funds on our Condensed Consolidated Balance Sheet. As of June 30, 2023 and December 31, 2022, we had assets with a fair value of approximately $3,543 million and $3,387 million, respectively, which collateralized the FHLB funding agreements. Assets pledged to the FHLB are included in fixed maturities, AFS, on our Condensed Consolidated Balance Sheets.
Collateral-Derivative Contracts. Under the terms of our ISDA agreements, we may receive from, or deliver to, counterparties collateral to assure that all terms of the ISDA agreements will be met with regard to the Credit Support Annex (“CSA”). The terms of the CSA call for us to pay interest on any cash received equal to the federal funds rate. As of June 30, 2023 and December 31, 2022, $579 million, and $219 million, respectively, of collateral was posted by our counterparties as they did not meet the net exposure thresholds. Collateral requirements are monitored on a daily basis and incorporate changes in market values of both the derivatives contract as well as the collateral pledged. Market value fluctuations are due to changes in interest rates, spreads and other risk factors.
Other. As reported in our Form 8-K dated June 30, 2023, one of the Company’s third-party vendors was a victim of the security incident associated with the MOVEit file transfer system. As a result of this vendor incident, an unauthorized party obtained information in the vendor’s possession for approximately 783,000 of the Company’s policyholders or customers, including social security numbers and account numbers. We are in the process of evaluating the impact of the vendor incident, however we do not expect it to have a material impact to the Company’s business, operations, or financial results. We remain subject to risks and uncertainties as a result of the incident, including litigation and additional regulatory scrutiny.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
In the normal course of business, we are routinely subject to a variety of risks, as described in "Part I - Item 1A. Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2022 and Part II - Item 1A. Risk Factors included in this Quarterly Report on Form 10-Q.

The risks related to our business also include certain market risks that may affect our debt and other financial instruments. At present, we face the market risks associated with our marketable equity securities, liability for Contractholder funds, and balances for MRBs which are subject to equity price volatility and with interest rate movements on our fixed income investments and liabilities for FPBs, MRBs, and Contractholder funds.
We regularly assess these market risks and have established policies and business practices designed to protect against the adverse effects of these exposures.
At June 30, 2023, we had a short-term revolving credit facility with an aggregate principal amount of $515 million outstanding which bears interest at a floating rate. Accordingly, depending on the amounts drawn during 2023, fluctuations in market interest rates will have an impact on our resulting interest expense. For example, a 100bps shift in interest rates will increase or decrease floating interest expense by approximately $10 million per year.
Our fixed maturity investments, certain preferred securities, floating rate debt and liabilities for FPBs, MRBs, and Contractholder funds are subject to an element of market risk from changes in interest rates. Increases and decreases in prevailing interest rates generally translate into decreases and increases in fair values of those instruments. Additionally, fair values of interest rate sensitive instruments may be affected by the creditworthiness of the issuer, prepayment options, relative values of alternative investments, the liquidity of the instrument and other general market conditions. We manage interest rate risk through a variety of measures. We monitor our interest rate risk and make investment decisions to manage the perceived risk.
Equity price risk is the risk that we will incur economic losses due to adverse changes in equity prices. In the past, our exposure to changes in equity prices primarily resulted from our holdings of equity securities. At June 30, 2023 we held $109 million in marketable equity securities (not including our investments in preferred securities of $647 million and our investments in unconsolidated affiliates of $2,803 million). Refer to Note B - Fair Value of Financial Instruments to the Condensed Consolidated Financial Statements included in this Part I - Item 1 of this Quarterly Report on Form 10-Q for additional details on how the carrying values of these investments are determined as of the balance sheet date. Carrying values are subject to fluctuation and, consequently, the amount realized in the subsequent sale of an investment may significantly differ from the reported carrying value. Fluctuation in the carrying value of a security may result from perceived changes in the underlying economic characteristics of the investee, the relative price of alternative investments and general market conditions. Furthermore, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold.
Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of cash equivalents and short-term investments. We require placement of cash in financial institutions evaluated as highly creditworthy.
Enterprise Risk Management
For information about our enterprise risk management see "Part II - Item 7A. Quantitative and Qualitative Disclosures about Market Risk" included in our Annual Report on Form 10-K for the year ended December 31, 2022.

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
As part of our asset liability management (“ALM”) program, we have made a significant effort to identify the assets appropriate to different product lines and ensure investing strategies match the profile of these liabilities. The ALM strategy is designed to align the expected cash flows from the investment portfolio with the expected liability cash flows. As such, a major component of our effort to manage interest rate risk has been to structure the investment portfolio with cash flow characteristics that are consistent with the cash flow characteristics of the insurance liabilities. We use actuarial models to simulate the cash flows expected from the existing business under various interest rate scenarios. These simulations enable us to measure the potential gain or loss in the fair value of interest rate-sensitive financial instruments, to evaluate the adequacy of expected cash flows from assets to meet the expected cash requirements of the liabilities and to determine if it is necessary to lengthen or shorten the average life and duration of our investment portfolio. Duration measures the price sensitivity of a security to a small change in interest rates. When the durations of assets and liabilities are similar, exposure to interest rate risk is minimized because a change in the value of assets could be expected to be largely offset by a change in the value of liabilities.
The duration of the investment portfolio, excluding cash and cash equivalents, derivatives, policy loans, and common stocks as of June 30, 2023 is summarized as follows (dollars in millions):

	June 30, 2023
Duration (years)	Amortized Cost	% of Total
0-4	$23,002	52%
5-9	10,314	23%
10-14	9,129	20%
15-19	2,405	5%
20-30	77	—%
Total	$44,927	100%
Equity Price Risk
We are also exposed to equity price risk through certain insurance products. We offer a variety of FIA/ IUL contracts with crediting strategies linked to the performance of indices such as the S&P 500 Index, Dow Jones Industrials or the NASDAQ 100 Index, and target volatility indices. Additionally, the estimated cost of providing GMWB on FIA products incorporates various assumptions about the overall performance of equity markets over certain time periods. Periods of significant and sustained downturns in equity markets or increased equity volatility could result in an increase in the valuation of the MRB liabilities and decrease in the valuation of Contractholder funds liabilities associated with such products.
To economically hedge the equity returns on these products, we purchase derivatives to hedge the FIA and IUL equity exposures. The primary way we hedge FIA/ IUL equity exposure is to purchase over the counter equity index call options from broker-dealer derivative counterparties approved by F&G. The second way to hedge FIA/ IUL equity exposure is by purchasing exchange traded equity index futures contracts. This hedging strategy enables us to reduce the overall hedging costs and achieve a high correlation of returns on the call options purchased relative to the index credits earned by the FIA/ IUL contractholders. The majority of the call options are one-year options purchased to match the funding requirements underlying the FIA/ IUL contracts. These hedge programs are limited to the current policy term of the FIA/ IUL contracts. Future returns, which may be reflected in FIA/ IUL contracts’ credited rates beyond the current policy term, are not hedged. We attempt to manage the costs of these purchases through the terms of the FIA/ IUL contracts, which permit us to change cap, spread or participation rates, subject to certain guaranteed minimums that must be maintained.
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
Fair value changes associated with these investments are intended to, but do not always, substantially offset the increase or decrease in the amounts added to Contractholder funds for indexed products. When index credits to policyholders exceed option proceeds received at expiration related to such credits, any shortfall is funded by our excess of net investment income earned over the sum of interest credited to policyholders and the cost of hedging our risk on indexed product policies and futures income. For the six months ended June 30, 2023 and June 30, 2022, the annual index credits to policyholders on their anniversaries were $40 million and $140 million, respectively. Proceeds received at expiration on options related to such credits were $36 million and $151 million, respectively.
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
We have no market risk sensitive instruments entered into for trading purposes; therefore, all of our market risk sensitive instruments were entered into for purposes other than trading. The results of the sensitivity analysis at June 30, 2023 is as follows:
Interest Rate Risk
An increase in the levels of interest rates of 100 basis points, with all other variables held constant, would result in a decrease in the fair value of our fixed maturity securities and certain investments in preferred securities of approximately $2.1 billion and a net decrease in the combined fair value of embedded derivatives and MRBs of approximately $0.4 billion at June 30, 2023.
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
Equity Price Risk
At June 30, 2023, a 10% decrease in market prices, with all other variables held constant, would result in a net decrease in the fair value of our equity securities portfolio of approximately $76 million.
Credit Risk and Counterparty Risk
We are exposed to the risk that a counterparty will default on its contractual obligation resulting in financial loss. Our major source of credit risk arises predominantly in our insurance operations’ portfolios of debt and similar securities. The fair value of our fixed maturity portfolio totaled $36 billion at June 30, 2023. Our credit risk materializes primarily as impairment losses. We are exposed to occasional cyclical economic downturns, during which impairment losses may be significantly higher than the long-term historical average. This is offset by years where it expects the actual impairment losses to be substantially lower than the long-term average. Credit risk in the portfolio can also materialize as increased capital requirements as assets migrate into lower credit qualities over time. The effect of rating migration on our capital requirements is also dependent on the economic cycle and increased asset impairment levels may go hand in hand with increased asset related capital requirements.
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
In connection with the use of call options, we are exposed to counterparty credit risk-the risk that a counterparty fails to perform under the terms of the derivative contract. We have adopted a policy of only dealing with credit worthy counterparties and obtaining sufficient collateral where appropriate, as a means of attempting to mitigate the financial loss from defaults. The exposure and credit rating of the counterparties are continuously monitored and the aggregate value of transactions concluded is spread amongst different approved counterparties to limit the concentration in one counterparty. This policy allows for the purchase of derivative instruments from counterparties and/or clearinghouses that meet the required qualifications under the insurance laws of Iowa. We review the ratings of all the counterparties periodically. Collateral support documents are negotiated to further reduce the exposure when deemed necessary. See Note D - Derivative Financial Instruments in the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information regarding our exposure to credit loss.
We also have credit risk related to the ability of reinsurance counterparties to honor their obligations to pay the contract amounts under various agreements. To minimize the risk of credit loss on such contracts, we diversify exposures among many reinsurers and limit the amount of exposure to each based on credit rating. We also generally limit selection of counterparties with which to do new transactions to those with an “A-” credit rating or above from at least one of the major rating agencies and/or that are appropriately collateralized and provide credit for reinsurance. When exceptions are made to that principle, we ensure that collateral is obtained to mitigate risk of loss. The following tables present our reinsurance recoverable balances and financial strength ratings for our five largest reinsurance recoverable balances as of June 30, 2023:

	June 30, 2023
(Dollars in millions)	Financial Strength Rating
Parent Company/Principal Reinsurers	Reinsurance Recoverable	AM Best	S&P	Fitch	Moody's
Aspida Life Re Ltd	$4,857	A-	not rated	not rated	not rated
Wilton Re	1,157	A+	not rated	A	not rated
Somerset Reinsurance Ltd	543	A-	BBB+	not rated	not rated
London Life Reinsurance Co.	103	A+	not rated	not rated	not rated
Security Life of Denver	88	not rated	not rated	A-	Baa1
In the normal course of business, certain reinsurance recoverables are subject to reviews by the reinsurers. We are not aware of any material disputes arising from these reviews or other communications with the counterparties as of June 30, 2023 that would require an allowance for uncollectible amounts.
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
Concentrations of Financial Instruments
Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations - Investment Portfolio - Investment Industry Concentrations included in Item 2 of Part I of this Quarterly Report on Form 10-Q regarding the top ten industry categories of our fixed maturity and equity securities including the fair value and percent of total fixed maturity and equity securities fair value as of June 30, 2023 and December 31, 2022.
Refer to Note C - Investments in the Condensed Consolidated Financial Statements included in Part I - Item 1 of this Quarterly Report on Form 10-Q for our underlying investment concentrations that exceed 10% of shareholders equity as of June 30, 2023.
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
.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation was performed under the supervision and with participation of the Company’s management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of June 30, 2023, the Company’s disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1A. Risk Factors
In addition to the information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the "Risk Factors" disclosed under "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2022. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
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
Liabilities that are held on our balance sheet at fair value, including embedded derivatives on our FIA and IUL business and MRBs on our FIA and fixed rate annuity business, are sensitive to fluctuations in interest rates. Decreases in interest rates generally would have the impact of increasing the value of these liabilities, which will result in a reduction in our net income. Liabilities for FPBs are valued using locked-in discount rates, and any changes in interest rates since the inception of those contracts are reflected in OCI. Decreases in interest rates would result in a reduction in our OCI. In addition, certain statutory capital and reserve requirements are based on formulas or models that consider interest rates and a prolonged period of low interest rates may increase the statutory capital we are required to hold as well as the amount of assets we must maintain to support statutory reserves.
As of June 30, 2023, current economic conditions, including higher interest rates, have not adversely affected our business, results of operations and financial condition. However, we cannot predict if it will impact our business, results of operations and financial condition in the future for the forgoing reasons. Higher interest rates have decreased the fair value of our investment security portfolio as of June 30, 2023 and December 31, 2022, primarily our fixed maturity securities, resulting in our AOCI being a loss of $2.6 billion and $2.8 billion, respectively. See “Quantitative and Qualitative Disclosure about Market Risk” in this Quarterly Report on Form 10-Q for a more detailed discussion of interest rate risk.
Equity market volatility could negatively impact our business.
The estimated cost of providing guaranteed minimum withdrawal benefit riders associated with our annuity products incorporates various assumptions about the overall performance of equity markets over certain time periods. Periods of significant and sustained downturns in equity markets or increased equity volatility could result in an increase in the valuation of the MRB or Contractholder funds liabilities associated with such products, resulting in a reduction in our revenues and net income.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On March 21, 2023, F&G’s Board of Directors approved a new three-year stock repurchase program, effective March 21, 2023, under which the Company may repurchase up to $25 million of F&G common stock. Purchases may be made from time to time by the Company in the open market at prevailing market prices or in privately negotiated transactions through March 21, 2026 and all purchases are currently planned to be held as Treasury Stock. The extent to which the Company repurchases its shares, and the timing of such purchases, will depend upon a variety of factors, including market conditions, regulatory requirements and other considerations, as determined by the Company.

The following table summarizes repurchases of equity securities by F&G during the three months ended June 30, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)

04/1/2023 -04/30/2023	—	$—	—	$25
05/1/2023 - 05/31/2023	221,089	18.03	221,089	21
06/1/2023 - 6/30/2023	566,275	21.87	566,275	9
Total	787,364	$20.79	787,364	$9
(1)    On March 21, 2023, F&G’s Board of Directors approved a new three-year stock repurchase program, effective March 21, 2023, under which the Company may repurchase up to $25 million of FG common stock.
(2)    As of the last day of the applicable month, in millions.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
101 *
The following financial information from the Company’s Quarterly Report on Form 10-Q for the three-month period ended June 30, 2023 is formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the unaudited Condensed Consolidated Statements of Equity, (v) the unaudited Condensed Consolidated Statements of Cash Flows, and (vi) notes to these unaudited condensed consolidated financial statements, and (vii) the Cover Page to the Company’s Quarterly Report on Form 10-Q.

104 *
The cover page from the Company’s Quarterly Report on Form 10-Q for the six-month period ended June 30, 2023 is formatted in Inline XBRL (Extensible Business Reporting Language) and contained in Exhibit 101.

*    Filed herewith
†    Indicates management contract or compensatory plan or agreement.

Signatures
Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

F&G Annuities & Life, Inc. (Registrant)

Date:	August 9, 2023	By:	/s/ Wendy J.B. Young
Chief Financial Officer
(on behalf of the Registrant and as Principal Financial Officer)