Form 10-Q
period 2023-09-30
F&G Annuities & Life, Inc.
filed 2023-11-08
CIK 1934850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
The registrant had outstanding 125,496,745 shares of common stock as of October 31, 2023.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended September 30, 2023

F&G ANNUITIES & LIFE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except share data)

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Investments:
Fixed maturity securities available for sale, at fair value, at September 30, 2023 and December 31, 2022, at an amortized cost of $41,884 and $35,723, respectively, net of allowance for credit losses of $38 and $31, respectively	$36,871	$31,218
Preferred securities, at fair value	605	722
Equity securities, at fair value	116	101
Derivative investments	420	244
Mortgage loans, net of allowance for credit losses of $64 and $42 at September 30, 2023 and December 31, 2022, respectively	5,174	4,554
Investments in unconsolidated affiliates (certain investments at fair value of $272 and $23 at September 30, 2023 and December 31, 2022, respectively)	2,920	2,455
Other long-term investments	594	537
Short-term investments	168	1,556
Total investments	46,868	41,387
Cash and cash equivalents	1,742	960
Reinsurance recoverable, net of allowance for credit losses of $10 and $10 at September 30, 2023 and December 31, 2022, respectively	7,462	5,417
Goodwill	1,749	1,749
Prepaid expenses and other assets	1,076	941
Other intangible assets, net	4,005	3,429
Market risk benefits asset	118	117
Income taxes receivable	27	28
Deferred tax asset	576	600
Total assets	$63,623	$54,628
LIABILITIES AND EQUITY
Liabilities:
Contractholder funds	$46,011	$40,843
Future policy benefits	5,823	5,021
Market risk benefits liability	278	282
Accounts payable and accrued liabilities	1,452	1,260
Notes payable	1,569	1,114
Funds withheld for reinsurance liabilities	6,118	3,703
Total liabilities	61,251	52,223
Equity:
F&G common stock, $0.001 par value; authorized 500,000,000 shares as of September 30, 2023 and December 31, 2022; outstanding 125,496,745 and 126,409,904 as of September 30, 2023 and December 31, 2022, respectively; and issued 126,374,176 and 126,409,904 as of September 30, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	3,178	3,162
Retained earnings	2,252	2,061
Accumulated other comprehensive (loss) earnings	(3,040)	(2,818)
Treasury stock, at cost (877,431 shares and 7,762 shares as of September 30, 2023 and December 31, 2022)	(18)	—
Total equity	2,372	2,405
Total liabilities and equity	$63,623	$54,628
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

F&G ANNUITIES & LIFE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars and shares millions, except per share data)

	Three months ended		Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	(Unaudited)		(Unaudited)
Revenues:
Life insurance premiums and other fees	$582	$702	$1,523	$1,369
Interest and investment income	578	340	1,622	1,216
Recognized gains and (losses), net	(309)	(140)	(257)	(863)
Total revenues	851	902	2,888	1,722
Benefits and expenses:
Benefits and other changes in policy reserves (remeasurement gains (losses) (a))	292	570	1,921	396
Market risk benefit (gains) losses	(49)	(68)	(20)	(187)
Depreciation and amortization	108	82	302	238
Personnel costs	58	46	167	110
Other operating expenses	38	28	107	77
Interest expense	24	6	71	23
Total expenses	471	664	2,548	657
Earnings before income taxes	380	238	340	1,065
Income tax expense	74	51	99	254
Net earnings	$306	$187	$241	$811

Earnings per share
Basic
Net earnings per share, basic	$2.47	$1.50	$1.94	$7.24
Diluted
Net earnings per share, diluted	$2.45	$1.50	$1.93	$7.24

Weighted average shares outstanding F&G common stock, basic basis (b)	124	125	124	112
Weighted average shares outstanding F&G common stock, diluted basis (b)	125	125	125	112

(a)The remeasurement gains (losses) for the three and nine months ended September 30, 2023 were $1 million and $(4) million, respectively. The remeasurement gains (losses) for the three and nine months ended September 30, 2022 were $(1) million and $(4) million, respectively.
(b)Weighted average shares outstanding for the three and nine months ended September 30, 2022 retrospectively include the effects of the 105,000 for 1 stock split that occurred on June 24, 2022.

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

F&G ANNUITIES & LIFE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In millions)

	Three months ended		Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	(Unaudited)		(Unaudited)
Net earnings	$306	$187	$241	$811
Other comprehensive earnings (loss):
Changes in current discount rate - future policy benefits (1)	229	247	186	849
Changes in instrument-specific credit risk - market risk benefits (2)	(10)	15	(7)	98
Unrealized gain (loss) on investments and other financial instruments, net of deferred income taxes (3)	(672)	(1,198)	(512)	(4,924)
Unrealized gain (loss) on foreign currency translation (4)	(3)	(5)	(1)	(11)
Reclassification adjustments for change in unrealized gains and losses included in net earnings (5)	26	48	112	127
Other comprehensive earnings (loss)	(430)	(893)	(222)	(3,861)
Comprehensive earnings (loss)	$(124)	$(706)	$19	$(3,050)
__________________
(1)Net of income tax (benefit) expense of $61 million and $66 million for the three months ended September 30, 2023 and 2022, respectively, and $49 million and $226 million for the nine months ended September 30, 2023 and 2022, respectively.
(2)Net of income tax (benefit) expense of $(3) million and $4 million for the three months ended September 30, 2023 and 2022, respectively, $(2) million and $26 million for the nine months ended September 30, 2023 and 2022, respectively.
(3)Net of income tax (benefit) expense of $(174) million and $(348) million for the three months ended September 30, 2023 and 2022, respectively, $(132) million and $(1,236) million for the nine months ended September 30, 2023 and 2022, respectively.
(4)Net of income tax (benefit) expense of $(1) million and $(1) million for the three months ended September 30, 2023 and 2022, respectively, $— million and $(3) million for the nine months ended September 30, 2023 and 2022, respectively.
(5)Net of income tax (benefit) expense of $7 million and $13 million for the three months ended September 30, 2023 and 2022, respectively, $30 million and $34 million for the nine months ended September 30, 2023 and 2022, respectively.

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

F&G ANNUITIES & LIFE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions, except per share data)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Earnings (Loss)	Treasury Stock	Total Equity
Balance, June 30, 2022	$—	$3,156	$2,075	$(2,135)	$—	$3,096
Treasury stock repurchased	—	—	—	—	—	—
Unrealized gain (loss) on investments and other financial instruments	—	—	—	(1,198)	—	(1,198)
Unrealized gain (loss) on foreign currency translation	—	—	—	(5)	—	(5)
Reclassification adjustments for change in unrealized gains and losses included in net earnings	—	—	—	48	—	48
Stock-based compensation	—	3	—	—	—	3
Instrument-specific credit risk - market risk benefits	—	—	—	15	—	15
Current discount rate - liability for future policy benefits	—	—	—	247	—	247
Net earnings	—	—	187	—	—	187
Balance, September 30, 2022	$—	$3,159	$2,262	$(3,028)	$—	$2,393

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Earnings (Loss)	Treasury Stock	Total Equity
Balance, June 30, 2023	$—	$3,173	$1,971	$(2,610)	$(16)	$2,518
Treasury stock repurchased	—	—	—	—	(2)	(2)
Unrealized gain (loss) on investments and other financial instruments	—	—	—	(672)	—	(672)
Unrealized gain (loss) on foreign currency translation	—	—	—	(3)	—	(3)
Reclassification adjustments for change in unrealized gains and losses included in net earnings	—	—	—	26	—	26
Stock-based compensation	—	5	—	—	—	5
Instrument-specific credit risk - market risk benefits	—	—	—	(10)	—	(10)
Current discount rate - liability for future policy benefits	—	—	—	229	—	229
Dividends declared	—	—	(25)	—	—	(25)
Net earnings	—	—	306	—	—	306
Balance, September 30, 2023	$—	$3,178	$2,252	$(3,040)	$(18)	$2,372

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

F&G ANNUITIES & LIFE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(In millions, except per share data)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Earnings (Loss)	Treasury Stock	Total Equity
Balance, January 1, 2022	$—	$2,750	$1,451	$833	$—	$5,034
Treasury stock repurchased	—	—	—	—	—	—
Unrealized gain (loss) on investments and other financial instruments	—	—	—	(4,924)	—	(4,924)
Unrealized gain (loss) on foreign currency translation	—	—	—	(11)	—	(11)
Reclassification adjustments for change in unrealized gains and losses included in net earnings	—	—	—	127	—	127
Stock-based compensation	—	9	—	—	—	9
Instrument-specific credit risk - market risk benefits	—	—	—	98	—	98
Current discount rate - future policy benefits	—	—	—	849	—	849
Conversion of debt to equity	—	400	—	—	—	400
Net earnings	—	—	811	—	—	811
Balance, September 30, 2022	$—	$3,159	$2,262	$(3,028)	$—	$2,393

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Earnings (Loss)	Treasury Stock	Total Equity
Balance, January 1, 2023	$—	$3,162	$2,061	$(2,818)	$—	$2,405
Treasury stock repurchased	—	—	—	—	(18)	(18)
Unrealized gain (loss) on investments and other financial instruments	—	—	—	(512)	—	(512)
Unrealized gain (loss) on foreign currency translation	—	—	—	(1)	—	(1)
Reclassification adjustments for change in unrealized gains and losses included in net earnings	—	—	—	112	—	112
Stock-based compensation	—	16	—	—	—	16
Instrument-specific credit risk - market risk benefits	—	—	—	(7)	—	(7)
Current discount rate - future policy benefits	—	—	—	186	—	186
Dividends declared	—	—	(50)	—	—	(50)
Net earnings	—	—	241	—	—	241
Balance, September 30, 2023	$—	$3,178	$2,252	$(3,040)	$(18)	$2,372

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

F&G ANNUITIES & LIFE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Nine months ended
	September 30, 2023	September 30, 2022
	(Unaudited)
Cash Flows from Operating Activities:
Net earnings	$241	$811
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation and amortization	302	238
(Gain) loss on sales of investments and other assets and asset impairments, net	389	209
Interest credited/index credits to contractholder account balances	607	(951)
Change in market risk benefits, net	(20)	(187)
Deferred policy acquisition costs and deferred sales inducements	(771)	(574)
Charges assessed to contractholders for mortality and administration	(184)	(160)
Distributions from unconsolidated affiliates, return on investment	73	58
Stock-based compensation cost	16	9
Change in NAV of limited partnerships, net	(160)	(119)
Change in valuation of derivatives, equity and preferred securities, net	(131)	639
Changes in assets and liabilities, net of effects from acquisitions:
Change in reinsurance recoverable	106	164
Change in future policy benefits	705	849
Change in funds withheld from reinsurers	2,418	1,251
Net change in income taxes	79	262
Net change in other assets and other liabilities	(58)	(611)
Net cash provided by operating activities	$3,612	$1,888
Cash Flows from Investing Activities:
Proceeds from sales, calls and maturities of investment securities	3,786	4,252
Additions to property and equipment and capitalized software	(21)	(27)
Purchases of investment securities	(10,193)	(9,542)
Net proceeds from (purchases of) sales and maturities of short-term investment securities	1,399	(141)
Additional investments in unconsolidated affiliates	(910)	(846)
Distributions from unconsolidated affiliates, return of investment	285	99
Net cash used in investing activities	$(5,654)	$(6,205)
Cash Flows from Financing Activities:
Borrowings	500	—
Debt issuance costs	(8)	—
Net revolving credit facility (repayments) borrowings	(35)	—
Dividends paid	(75)	—
Purchases of treasury stock	(18)	—
Contractholder account deposits	5,718	6,569
Contractholder account withdrawals	(3,258)	(2,401)
Net cash provided by financing activities	$2,824	$4,168
Net increase (decrease) in cash and cash equivalents	782	(149)
Cash and cash equivalents at beginning of period	960	1,533
Cash and cash equivalents at end of period	$1,742	$1,384

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
Description of the Business
F&G is a majority-owned subsidiary of Fidelity National Financial, Inc. (NYSE:FNF)(“FNF”). We provide insurance solutions and market a broad portfolio of annuity and life insurance products, including deferred annuities (fixed indexed annuities (“FIA”) and fixed rate annuities including multi-year guarantee annuities (“MYGA”)), immediate annuities, and indexed universal life (“IUL”) insurance, through our retail distribution channels. We also provide funding agreements and pension risk transfer (“PRT”) solutions through our institutional channels. F&G has one reporting segment, which is consistent with and reflects the manner by which our chief operating decision maker views and manages the business. For certain disclosures within this Quarterly Report on Form 10-Q, we have elected to aggregate business based on the applicable product type, the manner in which information is regularly reviewed by management and the nature of disclosures that exist outside the Company’s GAAP financial statements.
Recent Developments
Adoption of Accounting Standards Update (“ASU”) 2018-12, Financial Services-Insurance (Topic 944), Targeted Improvements to the Accounting for Long-Duration Contracts (“ASU 2018-12”)

F&G adopted ASU 2018-12 on January 1, 2023, with a transition date of January 1, 2021, or the beginning of the earliest period that will be presented in the annual December 31, 2023 Consolidated Financial Statements. We elected to adopt ASU 2018-12 using the full retrospective transition method and balances for liability for future policy benefits (“FPB”), deferred acquisition costs (“DAC”) and balances amortized on a basis consistent with DAC (value of business acquired ("VOBA”), deferred sales inducements (“DSI”), and unearned revenue liabilities (“URL”)), and market risk benefits (“MRB”) were adjusted to conform to ASU 2018-12 starting as of the FNF acquisition date, June 1, 2020 (the “FNF Acquisition Date”). The 2022 and 2021 financial information contained herein have been adjusted for our full retrospective adoption of this update. For more information, refer to Recent Accounting Pronouncements and Updates to Summary of significant accounting policies below and Note F —Intangibles, Note G — Market Risk Benefits, Note H — Income Taxes, Note I — Contractholder Funds, Note J — Future Policy Benefits, Note K — Accounts Payable and Accrued Liabilities, and Note P — ASU 2018-12 Transition.
Dividends
On November 7, 2023, we announced that our Board of Directors declared a quarterly cash dividend of $0.21 per share, payable on December 29, 2023, to F&G common shareholders of record as of December 15, 2023.
Share Repurchase Program
On March 21, 2023, F&G’s Board of Directors approved a new three-year stock repurchase program, effective March 21, 2023, under which the Company may repurchase up to $25 million of F&G common stock. The Company believes the share repurchase program is an efficient means of returning cash to shareholders when we consider the shares to be undervalued.
During the nine months ended September 30, 2023, the Company purchased approximately 870 thousand shares pursuant to the program, for a total cost of approximately $18 million with an average cost per share of $21.07.
On November 7, 2023, the Company announced that its Board of Directors has increased the Company’s share repurchase authorization by $25 million to an aggregate of $50 million. This brings the total remaining authorization of F&G common stock that may yet to be purchased under the program from approximately $7 million at September 30, 2023 to approximately $32 million.
Purchases may be made from time to time by the Company in the open market at prevailing market prices or through privately negotiated transactions or accelerated share repurchase transactions through November 6, 2026. All purchases are currently planned to be held as Treasury Stock. The extent to which the Company repurchases its shares, and the timing of such purchases, will depend upon a variety of factors, including market conditions, regulatory requirements and other considerations, as determined by the Company.
Owned Distribution Investments
On August 4, 2023, F&G purchased a 30% minority ownership stake in Quility Holdings, LLC (“Quility”). Quility is a leading insurtech company that offers a frictionless experience for insurance agents, insurance distribution companies and the clients they serve. On June 20, 2023, F&G purchased a 40% minority ownership stake in DCMT Worldwide, LLC (“DCMT”). DCMT distributes life insurance and annuity products through a network of over 1,000 agents. On January 30, 2023, F&G purchased a 49% minority ownership stake in Syncis Holdings, LLC (“Syncis”). Syncis is an approximately 1,200 agent Network Marketing Group (“NMG”). We have elected the fair value option (“FVO”) to account for these investments and have included them in Investments in unconsolidated affiliates on the accompanying Condensed Consolidated Balance Sheets.
For the nine months ended September 30, 2023, we paid approximately $114 million in commissions on sales through our funded owned distribution investments and their affiliates, with the acquisition expense deferred and amortized in Depreciation and amortization on the accompanying unaudited Condensed Consolidated Statements of Operations.
7.40% F&G Senior Notes
On January 13, 2023, F&G completed its issuance and sale of $500 million aggregate principal amount of its 7.40% Senior Notes due 2028 (the "7.40% F&G Notes"). F&G intends to use the net proceeds from the offering for general corporate purposes, including to support the growth of assets under management and for F&G's future liquidity requirements. The Senior notes were registered under the Securities Act of 1933 (as amended).
Revolving Credit Facility
On November 22, 2022, F&G entered into a Credit Agreement (the “Credit Agreement”) with certain lenders (the “Lenders”) and Bank of America, N.A. as administrative agent (in such capacity, the “Administrative Agent”), swing line lender and an issuing bank, pursuant to which the Lenders have made available an unsecured revolving credit facility in an aggregate principal amount of $550 million to be used for working capital and general corporate purposes. As of December 31, 2022, the revolving credit facility was fully drawn with $550 million outstanding. A net partial revolver paydown of $35 million was made on January 6, 2023 and, on February 21, 2023, we entered into an amendment with the Lenders to increase the available aggregate principal amount of the Credit Agreement by $115 million to $665 million. As of September 30, 2023, we had $515 million drawn on the revolving credit facility with $150 million of remaining borrowing availability.
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
Recent Accounting Pronouncements
Adopted Pronouncements
In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-12, as clarified and amended by ASU 2019-09, Financial Services-Insurance: Effective Date and ASU 2020-11, Financial Services-Insurance: Effective Date and Early Application, effective for fiscal years beginning after December 15, 2022 including interim periods within those fiscal years. This update introduced the following requirements: assumptions used to measure cash flows for traditional and limited-payment contracts must be reviewed at least annually with the effect of changes in those assumptions being recognized in the statement of operations; the discount rate applied to measure the liability for FPB and limited-payment contracts must be updated at each reporting date with the effect of changes in the rate being recognized in accumulated other comprehensive income (loss) (“AOCI”); MRBs associated with deposit contracts must be measured at fair value, with the effect of the change in the fair value recognized in earnings, except for the change attributable to instrument-specific credit risk which is recognized in AOCI; deferred acquisition costs are no longer required to be amortized in proportion to premiums, gross profits, or gross margins; instead, those balances must be amortized on a constant level basis over the expected term of the related contracts; deferred acquisition costs must be written off for unexpected contract terminations; and disaggregated roll forwards of beginning to ending balances of the FPBs, contractholder funds, MRBs, separate account liabilities and deferred acquisition costs, as well as information about significant inputs, judgments, assumptions, and methods used in measurement are required to be disclosed. We adopted this standard, which required the new guidance be applied as of the beginning of the earliest period that will be presented in our annual December 31, 2023 Consolidated Financial Statements or January 1, 2021, referred to as the transition date, and elected the full retrospective transition method. As a result of adoption, the Company recorded a cumulative-effect adjustment, which increased opening 2021 retained earnings by $75 million, net of tax.
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
Investments in Unconsolidated Affiliates
We account for our investments in unconsolidated affiliates using the equity method or by electing the fair value option. Initial investments are recorded at cost. For investments subsequently measured using the equity method (primarily limited partnerships), adjustments to the carrying amount reflect our pro rata ownership percentage of the operating results as indicated by net asset value (“NAV”) in the unconsolidated affiliates’ financial statements, which we may adjust if we determine NAV is not calculated consistent with investment company fair value principles. Distributions received are recorded as a decrease in the investment balance. For investments subsequently measured using the fair value option, adjustments to the carrying amount reflecting the change in fair value of the investment are reported along with realized gains and losses on sales of investments in unconsolidated affiliates in Recognized gains and (losses), net in the accompanying unaudited Condensed Consolidated Statements of Operations. Other income from investments in unconsolidated affiliates, including distributions received from investments measured using the fair value option, is reported within Interest and investment income in the accompanying unaudited Condensed Consolidated Statements of Operations. Recognition of income and adjustments to the carrying amount can be delayed due to the availability of the related financial statements, which are obtained from the general partner or managing member generally on a one to three-month delay. For investments using the equity method, management inquires quarterly with the general partner or managing member to determine whether any credit or other market events have occurred since prior quarter financial statements to ensure any material events are properly included in current quarter valuation and investment income.
Derivative Financial Instruments

We hedge certain portions of our exposure to product related equity market risk by entering into derivative transactions (primarily call options). We utilize interest rate swaps to reduce market risks from interest rate changes on our earnings associated with our floating rate investments. All such derivative instruments are recognized as either assets or liabilities in the accompanying Condensed Consolidated Balance Sheets at fair value. The changes in fair value are reported within Recognized gains and losses, net in the accompanying Condensed Consolidated Statements of Operations.
We purchase financial instruments and issue products that may contain embedded derivative instruments. If it is determined that the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is bifurcated from the host contract for measurement purposes. The embedded derivative is carried at fair value, which is determined through a combination of market observable inputs such as market value of option and interest swap rates and unobservable inputs such as the mortality multiplier, surrender and withdrawal rates and non-performance spread. The changes in fair value are reported within Benefits and other changes in policy reserves in the accompanying Condensed Consolidated Statements of Operations. See a description of the fair value methodology used in Note B - Fair Value of Financial Instruments.
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
The constant level basis used for amortization are projected using mortality and lapse assumptions that are based on Company’s experience, industry data, and other factors and are consistent with those used for the FPB, where applicable. If those projected assumptions change in future periods, they will be reflected in the cohort level amortization basis at that time. Unexpected contract terminations, due to higher mortality and/or lapse experience than expected, are recognized in the current period as a reduction of the capitalized balances. All balances are reduced for actual experience in excess of expected experience with changes in future estimates recognized prospectively over the remaining expected grouped contract term. The impact of changes in projected assumptions and the impact of actual experience that is different from expectations both impact the amortization of these intangible assets, which is reported within Depreciation and amortization in the accompanying unaudited Condensed Consolidated Statements of Operations.
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

Future Policy Benefits
The FPB are determined as the present value of future policy benefits and related claims expenses to be paid to or on behalf of the policyholder less the present value of future net premiums to be collected from policyholders. The FPB for traditional life policies and life-contingent immediate annuity policies (which includes life-contingent PRT annuities) are estimated using current assumptions that include discount rate, mortality and surrender/lapse terminations for traditional life insurance policies only, and expenses. The expense assumption is locked-in at contract issuance and not subsequently reviewed or updated. The initial assumptions are based on generally accepted actuarial methods and a combination of internal and industry experience. Policies are terminated through surrenders, lapses and maturities, where surrenders represent the voluntary terminations of policies by policyholders, lapses represent cancellations by us due to nonpayment of premiums, and maturities are determined by policy contract terms. Surrender assumptions are based upon policyholder behavior experience adjusted for expected future conditions.
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
MRBs are measured at fair value using an attributed fee measurement approach where attributed fees are explicit rider charges collectible from the policyholder used to cover the excess benefits, which represent expected benefits in excess of the policyholder’s account value. At contract inception, an attributed fee ratio is calculated equal to rider charges over benefits paid in excess of the account value attributable to the MRBs. The attributed fee ratio remains static over the life of the MRBs and is capped at 100%. Each period subsequent to contract inception, the attributed fee ratio is used to calculate the fair value of the MRBs using a risk neutral valuation method and is based on current net amounts at risk, market data, internal and industry experience, and other factors. The balances are computed using assumptions including mortality, full and partial surrender, GMWB utilization, risk-free rates including non-performance spread and risk margin, market value of options and economic scenarios. Policyholder behavior assumptions are reviewed at least annually, typically in the third quarter, for any revisions. MRBs can either be in an asset or liability position and are presented separately on the Condensed Consolidated Balance Sheets as the right of setoff criteria are not met. Changes in fair value are recognized in Market risk benefits gain (losses) in the unaudited Condensed Consolidated Statements of Operations, except for the change in fair value due to a change in the instrument-specific credit risk, which is recognized in the unaudited Condensed Consolidated Statements of Comprehensive Earnings. See a description of the fair value methodology used in Note B - Fair Value of Financial Instruments and Note G - Market Risk Benefits.
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
The carrying amounts and estimated fair values of our financial instruments for which the disclosure of fair values is required, including financial assets and liabilities measured and carried at fair value on a recurring basis, was summarized according to the hierarchy previously described, as follows (in millions):

	September 30, 2023
	Level 1	Level 2	Level 3	NAV	Fair Value	Carrying Amount
Assets
Cash and cash equivalents	$1,742	$—	$—	$—	$1,742	$1,742
Fixed maturity securities available-for-sale:
Asset-backed securities	—	6,615	6,757	—	13,372	13,372
Commercial mortgage-backed securities	—	4,082	27	—	4,109	4,109
Corporates	—	13,095	1,735	—	14,830	14,830
Hybrids	93	508	—	—	601	601
Municipals	—	1,438	47	—	1,485	1,485
Residential mortgage-backed securities	—	2,166	3	—	2,169	2,169
U.S. Government	99	—	—	—	99	99
Foreign Governments	—	190	16	—	206	206
Preferred securities	163	435	7	—	605	605
Equity securities	77	—	—	39	116	116
Derivative investments	—	420	—	—	420	420
Investment in unconsolidated affiliates	—	—	272	—	272	272
Short term investments	91	8	69	—	168	168
Reinsurance related embedded derivative, included in other assets	—	313	—	—	313	313
Other long-term investments	—	—	45		45	45
Market risk benefits asset	—	—	118	—	118	118
Total financial assets at fair value	$2,265	$29,270	$9,096	$39	$40,670	$40,670
Liabilities
Derivatives:
FIA/IUL embedded derivatives, included in contractholder funds	—	—	3,556	—	3,556	3,556
Interest rate swaps	—	—	16	—	16	16
Market risk benefits liability	—	—	278	—	278	278
Total financial liabilities at fair value	$—	$—	$3,850	$—	$3,850	$3,850

	December 31, 2022
	Level 1	Level 2	Level 3	NAV	Fair Value	Carrying Amount
Assets
Cash and cash equivalents	$960	$—	$—	$—	$960	$960
Fixed maturity securities available-for-sale:
Asset-backed securities	—	5,204	6,263	—	11,467	11,467
Commercial mortgage-backed securities	—	2,999	37	—	3,036	3,036
Corporates	—	11,472	1,427	—	12,899	12,899
Hybrids	93	612	—	—	705	705
Municipals	—	1,381	29	—	1,410	1,410
Residential mortgage-backed securities	—	1,219	302	—	1,521	1,521
U.S. Government	32	—	—	—	32	32
Foreign Governments	—	132	16	—	148	148
Preferred securities	248	474	—	—	722	722
Equity securities	54	—	—	47	101	101
Derivative investments	—	244	—	—	244	244
Investment in unconsolidated affiliates	—	—	23	—	23	23
Short term investments	1,556	—	—	—	1,556	1,556
Reinsurance related embedded derivative, included in other assets	—	279	—	—	279	279
Other long-term investments	—	—	48	—	48	48
Market risk benefits asset	—	—	117	—	117	117
Total financial assets at fair value	$2,943	$24,016	$8,262	$47	$35,268	$35,268
Liabilities
Derivatives:
FIA/IUL embedded derivatives, included in contractholder funds	—	—	3,115	—	3,115	3,115
Market risk benefits liability	—	—	282	—	282	282
Total financial liabilities at fair value	$—	$—	$3,397	$—	$3,397	$3,397
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
We analyze the third-party valuation methodologies and related inputs to perform assessments to determine the appropriate level within the fair value hierarchy. However, we did not adjust prices received from third parties as of September 30, 2023 or December 31, 2022.
Certain equity investments are measured using NAV as a practical expedient in determining fair value.
Derivative Financial Instruments
Our call options, futures contracts, and interest rate swaps can either be exchange traded or over the counter. Exchange traded derivatives typically fall within Level 1 of the fair value hierarchy if there is active trading activity. Two methods are used to value over-the-counter derivatives. When required inputs are available, certain derivatives are valued using valuation pricing models, which represent what we would expect to receive or pay at the balance sheet date if we cancelled or exercised the derivative, or entered into offsetting positions. Valuation models require a variety of inputs, which include the use of market-observable inputs, including interest rate, yield curve volatilities, and other factors. These over-the-counter derivatives are typically classified within Level 2 of the fair value hierarchy as the majority trade in liquid markets, we can verify model inputs and model selection does not involve significant management judgment. When inputs aren’t available for valuation models, certain over-the-counter derivatives are valued using independent broker quotes, which are based on unobservable market data and classified within Level 3.
The fair value measurement of the FIA/IUL embedded derivatives included in contractholder funds is determined through a combination of market observable information and significant unobservable inputs using the option budget method. The market observable inputs are the market value of option and treasury rates. The significant unobservable inputs are the budgeted option cost (i.e., the expected cost to purchase call options in future periods to fund the equity indexed linked feature), surrender rates, mortality multiplier and non-performance spread. The mortality multiplier at September 30, 2023 and December 31, 2022 was applied to the 2012 Individual Annuity mortality tables. Increases or decreases in the market value of an option in isolation would result in a higher or lower, respectively, fair value measurement. Increases or decreases in treasury rates, mortality multiplier, surrender rates, or non-performance spread in isolation would result in a lower or higher fair value measurement, respectively. Generally, a change in any one unobservable input would not directly result in a change in any other unobservable input.
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

Quantitative information regarding significant unobservable inputs used for recurring Level 3 fair value measurements of financial instruments carried at fair value as of September 30, 2023 and December 31, 2022 are as follows (in millions):

		Valuation Technique	Unobservable Input(s)	Range (Weighted average)
	Fair Value at
Assets	September 30, 2023			September 30, 2023
Asset-backed securities	$6,534	Broker-Quoted	Offered Quotes	54.30% - 155.54% (94.88%)
Asset-backed securities	223	Third-Party Valuation	Offered Quotes	0.01% - 101.30% (41.17%)
Commercial mortgage-backed securities	10	Broker-Quoted	Offered Quotes	100.08% - 100.53% (100.31%)
Commercial mortgage-backed securities	17	Third-Party Valuation	Offered Quotes	76.95% - 90.27%% (84.73%)
Corporates	936	Broker-Quoted	Offered Quotes	39.46% - 104.74% (95.65%)
Corporates	799	Third-Party Valuation	Offered Quotes	0.00% - 100.88% (88.18%)
Municipals	30	Third-Party Valuation	Offered Quotes	97.54% - 97.54% (97.54%)
Municipals	17	Broker-Quoted	Offered Quotes	97.50% - 97.50% (97.50%)
Residential mortgage-backed securities	3	Third-Party Valuation	Offered Quotes	91.05% - 91.05% (91.05%)
Foreign governments	16	Third-Party Valuation	Offered Quotes	97.50% - 99.32% (98.75%)
Investment in unconsolidated affiliates	272	Market Comparable Company Analysis	EBITDA Multiple	5x - 23.7x (17.4x)
Short term investments	69	Broker-Quoted	Offered Quotes	100.07% - 100.07% (100.07%)
Preferred securities	7	Broker-Quoted	Offered Quotes	$22.75-$22.75 ($22.75)
Other long-term investments:
Available-for-sale embedded derivative	23	Black Scholes Model	Market Value of Fund	100.00%
Secured borrowing receivable	10	Broker-Quoted	Offered Quotes	100.00% - 100.00% (100.00%)
Credit linked note	12	Broker-Quoted	Offered Quotes	97.57%
Market risk benefits asset	118	Discounted Cash Flow	Mortality	100.00% - 100.00% (100.00%)
			Surrender Rates	0.25% - 10.00% (5.27%)
			Partial Withdrawal Rates	2.00% - 14.71%% (2.50%)
			Non-Performance Spread	0.64% - 1.34%% (1.21%)
			GMWB Utilization	50.00% - 60.00% (50.81%)
Total financial assets at fair value	$9,096

Liabilities
Derivatives:
FIA/IUL embedded derivatives, included in contractholder funds	$3,556	Discounted Cash Flow	Market Value of Option	0.00% - 22.09% (1.54%)
			Swap Rates	4.59% - 5.53% (5.06%)
			Mortality Multiplier	100.00% - 100.00% (100.00%)
			Surrender Rates	0.25% - 70.00% (6.83%)

			Partial Withdrawals	2.00% - 34.48% (2.74%)
			Non-Performance Spread	0.64% - 1.34% (1.21%)
			Option cost	0.07% - 5.48% (2.30%)
Interest rate swaps	16	Broker-Quoted	Offered Quotes	100.00% - 101.87% (100.39%)
Market risk benefits liability	278	Discounted Cash Flow	Mortality	100.00% - 100.00% (100.00%)
			Surrender Rates	0.25% - 10.00% (5.27%)
			Partial Withdrawal Rates	2.00% - 14.71% (2.50%)
			Non-Performance Spread	0.64% - 1.34% (1.21%)
			GMWB Utilization	50.00% - 60.00% (50.81%)
Total financial liabilities at fair value	$3,850

		Valuation Technique	Unobservable Input(s)	Range (Weighted average)
	Fair Value at
	December 31, 2022			December 31, 2022
Assets
Asset-backed securities	$5,916	Broker-Quoted	Offered Quotes	52.85% - 117.17% (94.18%)
Asset-backed securities	347	Third-Party Valuation	Offered Quotes	41.43% - 210.50% (67.99%)
Commercial mortgage-backed securities	20	Broker-Quoted	Offered Quotes	109.02% - 109.02% (109.02%)
Commercial mortgage-backed securities	17	Third-Party Valuation	Offered Quotes	74.66% - 88.48% (82.74%)
Corporates	602	Broker-Quoted	Offered Quotes	79.16% - 102.53% (94.16%)
Corporates	825	Third-Party Valuation	Offered Quotes	0.00% - 104.96% (89.69%)
Municipals	29	Third-Party Valuation	Offered Quotes	93.95% - 93.95% (93.95%)
Residential mortgage-backed securities	302	Broker-Quoted	Offered Quotes	0.00% - 91.04% (86.38%)
Foreign governments	16	Third-Party Valuation	Offered Quotes	99.78% - 102.29%% (100.56%)
Investment in unconsolidated affiliates	23	Market Comparable Company Analysis	EBITDA Multiple	5x - 5.5x
Other long-term investments:
Available-for-sale embedded derivative	23	Black Scholes Model	Market Value of Fund	100.00%
Secured borrowing receivable	10	Broker-Quoted	Offered Quotes	100.00% - 100.00% (100.00%)
Credit linked note	15	Broker-Quoted	Offered Quotes	96.23%
Market risk benefits asset	117	Discounted Cash flow	Mortality	100.00% - 100.00% (100.00%)
			Surrender Rates	0.25% - 10.00% (4.69%)
			Partial Withdrawal Rates	2.00% - 21.74% (2.49%)
			Non-Performance Spread	0.48% - 1.44% (1.30%)
			GMWB Utilization	50.00% - 60.00% (50.94%)
Total financial assets at fair value	$8,262
Liabilities
Derivatives:
FIA/ IUL embedded derivatives, included in contractholder funds	$3,115	Discounted Cash Flow	Market Value of Option	0.00% - 23.90% (0.87%)
			Swap Rates	3.88% - 4.73% (4.31%)
			Mortality Multiplier	100.00% - 100.00% (100.00%)
			Surrender Rates	0.25% - 70.00% (6.57%)
			Partial Withdrawals	2.00% - 29.41% (2.73%)
			Non-Performance Spread	0.48% - 1.44% (1.30%)
			Option Cost	0.07% - 4.97% (1.89%)

		Valuation Technique	Unobservable Input(s)	Range (Weighted average)
Fair Value at
	December 31, 2022			December 31, 2022
Market risk benefits liability	282	Discounted Cash Flow	Mortality	100.00% - 100.00% (100.00%)
			Surrender Rates	0.25% - 10.00% (4.69%)
			Partial Withdrawal Rates	2.00% - 21.74% (2.49%)
			Non-Performance Spread	0.48% - 1.44% (1.30%)
			GMWB Utilization	50.00% - 60.00% (50.94%)
Total financial liabilities at fair value	$3,397

The following tables summarize changes to the Company’s financial instruments carried at fair value and classified within Level 3 of the fair value hierarchy for the three and nine months ended September 30, 2023 and September 30, 2022 (in millions). The gains and losses below may include changes in fair value due in part to observable inputs that are a component of the valuation methodology.

	Three months ended September 30, 2023
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period	Change in Unrealized Gains (Losses) Incl in OCI
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities available-for-sale:
Asset-backed securities	$6,510	$(45)	$75	$536	$(27)	$(171)	$(121)	$6,757	$75
Commercial mortgage-backed securities	17	—	—	10	—	—	—	27	—
Corporates	1,618	—	(21)	162	—	(24)	—	1,735	(21)
Municipals	49	—	(2)	—	—	—	—	47	(2)
Residential mortgage-backed securities	28	—	(1)	—	—	(1)	(23)	3	(1)
Foreign governments	16	—	—	—	—	—	—	16
Investment in unconsolidated affiliates	197	—	—	75	—	—	—	272	—
Short-term	126	—	—	65	(19)	(103)	—	69	—
Preferred securities	6	—	1	—	—	—	—	7	1
Other long-term investments:
Available-for-sale embedded derivative	26	—	(3)	—	—	—	—	23	(3)
Credit linked note	13	—	—	—	—	(1)	—	12	—
Secured borrowing receivable	10	—	—	—	—	—	—	10	—
Subtotal assets at Level 3 fair value	$8,616	$(45)	$49	$848	$(46)	$(300)	$(144)	$8,978	$49
Market risk benefits asset (b)	118							118
Total assets at Level 3 fair value	$8,734							$9,096
Liabilities
FIA/ IUL embedded derivatives, included in contractholder funds	3,821	(796)	—	576	—	(45)	—	3,556	—
Interest rate swaps	—	16	—	—	—	—	—	16	—
Subtotal liabilities at Level 3 fair value	$3,821	$(780)	$—	$576	$—	$(45)	$—	$3,572	$—
Market risk benefits liability (b)	313							278
Total liabilities at Level 3 fair value	$4,134							$3,850
(a) The net transfers out of Level 3 during the three months ended September 30, 2023 were exclusively to Level 2.
(b) Refer to Note G - Market Risk Benefits for roll forward activity of the net Market Risk Benefits Asset and Liability.

	Three months ended September 30, 2022
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period	Change in Unrealized Included in OCI
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities available-for-sale:
Asset-backed securities	$4,677	$—	$(71)	$1,530	$—	$(123)	$(61)	$5,952	$(80)
Commercial mortgage-backed securities	37	—	—	—	—	—	—	37	—
Corporates	1,356	—	(53)	135	—	(147)	(4)	1,287	(57)
Hybrids	—	—	—	—	—	—	—	—	—
Municipals	33	—	(3)	—	—	—	—	30	(4)
Residential mortgage-backed securities	9	—	—	5	—	—	(9)	5	—
Foreign governments	16	—	—	—	—	—	—	16	—
Investment in unconsolidated affiliates	21	—	—	—	—	—	—	21	—
Available-for-sale embedded derivative	24	(2)	—	—	—	—	—	22	—
Loan participations
Credit linked note	17	(1)	—	—	(2)	—	—	14	—
Secured borrowing receivable	10	—	—	—	—	—	—	10	—
Other long-term investment
Subtotal assets at Level 3 fair value	$6,200	$(3)	$(127)	$1,670	$(2)	$(270)	$(74)	$7,394	$(141)
Market risk benefits asset (b)	86							121
Total assets at Level 3 fair value	$6,286							$7,515
Liabilities
Future policy benefits
FIA/IUL embedded derivatives, included in contractholder funds	2,941	(283)	—	138	—	(21)	—	2,775	—
Subtotal liabilities at Level 3 fair value	$2,941	$(283)	$—	$138	$—	$(21)	$—	$2,775	$—
Market risk benefits liability (b)	292							242
Total liabilities at Level 3 fair value	$3,233							$3,017

(a)The net transfers out of Level 3 during the three months ended September 30, 2022 were to Level 2.
(b)Refer to Note G - Market Risk Benefits for roll forward activity of the net Market Risk Benefits Asset and Liability.

	Nine months ended September 30, 2023
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period	Change in Unrealized Included in OCI
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities available-for-sale:
Asset-backed securities	$6,263	$(56)	$108	$1,331	$(125)	$(557)	$(207)	$6,757	$107
Commercial mortgage-backed securities	37	—	1	22	—	—	(33)	27	1
Corporates	1,427	(1)	(77)	421		(43)	8	1,735	(77)
Municipals	29	—	18	—	—	—	—	47	18
Residential mortgage-backed securities	302	1	7	32		(9)	(330)	3	7
Foreign governments	16	—	—	—	—	—	—	16	—
Short-term	—	—	—	191	(19)	(103)	—	69	—
Preferred securities	—	—	1	—	—	—	6	7	1
Other long-term investments:
Available-for-sale embedded derivative	23	—	—	—	—	—	—	23	—
Investment in affiliate	23	—		249	—	—	—	272	—
Credit linked note	15	—	—	—	—	(3)	—	12	—
Secured borrowing receivable	10	—	—	—	—	—	—	10	—
Subtotal assets at Level 3 fair value	$8,145	$(56)	$58	$2,246	$(144)	$(715)	$(556)	$8,978	$57
Market risk benefits asset (b)	117							118
Total assets at Level 3 fair value	$8,262							$9,096
Liabilities
Future policy benefits	$—	$—	$—	$—	$—	$—	$—	$—	$—
FIA/IUL embedded derivatives, included in contractholder funds	3,115	(214)	—	765	—	(110)	—	3,556	—
Interest rate swaps	—	16	—	—	—	—	—	16	—
Subtotal liabilities at Level 3 fair value	$3,115	$(198)	$—	$765	$—	$(110)	$—	$3,572	$—
Market risk benefits liability (b)	282							278
Total liabilities at Level 3 fair value	$3,397							$3,850
(a)The net transfers out of Level 3 during the nine months ended September 30, 2023 were to Level 2, except for the net transfers out related to our other long-term investment, which was to Level 1.
(b)Refer to Note G - Market Risk Benefits for roll forward activity of the net Market Risk Benefits Asset and Liability.

	Nine months ended September 30, 2022
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period	Change in Unrealized Included in OCI
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities available-for-sale:
Asset-backed securities	3,959	1	(343)	2,757	(39)	(401)	18	5,952	$(371)
Commercial mortgage-backed securities	35	—	(5)	—	—	—	7	37	(4)
Corporates	1,121	—	(190)	517	—	(178)	17	1,287	(191)
Municipals	43	—	(13)	—	—	—	—	30	(13)
Residential mortgage-backed securities	—	—	—	14	—	—	(9)	5	—
Foreign Governments	18	—	(2)	—	—	—	—	16	(1)
Short-term	321	—	(1)	20	—	—	(340)	—	(1)
Preferred securities	1	—	(1)	—	—	—	—	—	(1)
Other long-term investments:
Available-for-sale embedded derivative	34	(12)	—	—	—	—	—	22	—
Credit linked note	23	(1)	(3)	—	(2)	(3)	—	14	—
Secured borrowing receivable	—	—	—	—	—	—	10	10	—
Investment in affiliate	21	—	—	—	—	—	—	21	—
Subtotal assets at Level 3 fair value	$5,576	$(12)	$(558)	$3,308	$(41)	$(582)	$(297)	$7,394	$(582)
Market risk benefits asset (b)	41							121
Total assets at Level 3 fair value	$5,617							$7,515
Liabilities
FIA/IUL embedded derivatives, included in contractholder funds	3,883	(1,442)	—	410	—	(76)	—	2,775	—
Subtotal liabilities at Level 3 fair value	$3,883	$(1,442)	$—	$410	$—	$(76)	$—	$2,775	$—
Market risk benefits liability (b)	469							242
Total liabilities at Level 3 fair value	$4,352							$3,017
(a) The net transfers out of Level 3 during the nine months ended September 30, 2022 were to Level 2.
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

	September 30, 2023
	Level 1	Level 2	Level 3	NAV	Total Estimated Fair Value	Carrying Amount
Assets
FHLB common stock	$—	$130	$—	$—	$130	$130
Commercial mortgage loans	—	—	2,148	—	2,148	2,519
Residential mortgage loans	—	—	2,326	—	2,326	2,655
Investments in unconsolidated affiliates	—	—	8	2,640	2,648	2,648
Policy loans	—	—	64	—	64	64
Company-owned life insurance	—	—	356	—	356	356
Total	$—	$130	$4,902	$2,640	$7,672	$8,372

Liabilities
Investment contracts, included in contractholder funds	—	—	38,737	—	38,737	42,455
Debt		1,548	—	—	1,548	1,569
Total	$—	$1,548	$38,737	$—	$40,285	$44,024

	December 31, 2022
	Level 1	Level 2	Level 3	NAV	Total Estimated Fair Value	Carrying Amount
Assets
FHLB common stock	$—	$99	$—	$—	$99	$99
Commercial mortgage loans	—	—	2,083	—	2,083	2,406
Residential mortgage loans	—	—	1,892	—	1,892	2,148
Investments in unconsolidated affiliates	—	—	5	2,427	2,432	2,432
Policy loans	—	—	52	—	52	52
Other invested assets	—	—	10	—	10	10
Company-owned life insurance	—	—	328	—	328	328
Total	$—	$99	$4,370	$2,427	$6,896	$7,475

Liabilities
Investment contracts, included in contractholder funds	—	—	34,464	—	34,464	38,412
Debt	—	1,092	—	—	1,092	1,114
Total	$—	$1,092	$34,464	$—	$35,556	$39,526
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

	September 30, 2023
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value
AFS securities
Asset-backed securities	$13,880	$(18)	$132	$(622)	$13,372	$13,372
Commercial mortgage-backed securities	4,481	(17)	12	(367)	4,109	4,109
Corporates	18,350	—	11	(3,531)	14,830	14,830
Hybrids	670	—	3	(72)	601	601
Municipals	1,816	—	—	(331)	1,485	1,485
Residential mortgage-backed securities	2,321	(3)	7	(156)	2,169	2,169
U.S. Government	103	—	—	(4)	99	99
Foreign Governments	263	—	—	(57)	206	206
Total AFS securities	$41,884	$(38)	$165	$(5,140)	$36,871	$36,871

	December 31, 2022
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value
AFS securities
Asset-backed securities	$12,209	$(8)	$36	$(770)	$11,467	$11,467
Commercial mortgage-backed securities	3,309	(1)	12	(284)	3,036	3,036
Corporates	15,879	(15)	30	(2,995)	12,899	12,899
Hybrids	781	—	8	(84)	705	705
Municipals	1,695	—	4	(289)	1,410	1,410
Residential mortgage-backed securities	1,631	(7)	6	(109)	1,521	1,521
U.S. Government	34	—	—	(2)	32	32
Foreign Governments	185	—	—	(37)	148	148
Total AFS securities	$35,723	$(31)	$96	$(4,570)	$31,218	$31,218
As of September 30, 2023 and December 31, 2022, the Company held $44 million and $27 million, respectively, of investments that were non-income producing for a period greater than twelve months.
As of September 30, 2023 and December 31, 2022, the Company's accrued interest receivable balance was $468 million and $358 million, respectively. Accrued interest receivable is classified within Prepaid expenses and other assets within the Condensed Consolidated Balance Sheets.
In accordance with our FHLB agreements, the investments supporting the funding agreement liabilities are pledged as collateral to secure the FHLB funding agreement liabilities and are not available to us for general purposes. The collateral investments had a fair value of $3,840 million and $3,387 million as of September 30, 2023 and December 31, 2022, respectively.

The amortized cost and fair value of fixed maturity securities by contractual maturities, as applicable, are shown below (in millions). Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	September 30, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Corporates, Non-structured Hybrids, Municipal and U.S. Government Securities:
Due in one year or less	$270	$264	$124	$123
Due after one year through five years	3,202	3,040	2,193	2,059
Due after five years through ten years	2,481	2,210	1,840	1,633
Due after ten years	15,249	11,707	14,417	11,379
Subtotal	21,202	17,221	18,574	15,194
Other securities, which provide for periodic payments:
Asset-backed securities	13,880	13,372	12,209	11,467
Commercial mortgage-backed securities	4,481	4,109	3,309	3,036
Residential mortgage-backed securities	2,321	2,169	1,631	1,521
Subtotal	20,682	19,650	17,149	16,024
Total fixed maturity AFS securities	$41,884	$36,871	$35,723	$31,218
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

The activity in the allowance for expected credit losses of AFS securities aggregated by investment category was as follows (in millions):

	Three months ended September 30, 2023
		Additions			Reductions
	Balance at Beginning of Period	For credit losses on securities for which losses were not previously recorded	For initial credit losses on purchased securities accounted for as PCD financial assets (a)	(Additions) reductions in allowance recorded on previously impaired securities	For securities sold during the period	For securities intended/required to be sold prior to recovery of amortized cost basis	Write offs charged against the allowance	Recoveries of amounts previously written off	Balance at End of Period
AFS securities
Asset-backed securities	$(7)	$(7)	$—	$(4)	$—	$—	$—	$—	$(18)
Commercial mortgage-backed securities	(18)	(1)	—	2	—	—	—	—	(17)
Residential mortgage-backed securities	(7)	(3)	—	7	—	—	—	—	(3)
Total AFS securities	$(32)	$(11)	$—	$5	$—	$—	$—	$—	$(38)

	Three months ended September 30, 2022
		Additions			Reductions
	Balance at Beginning of Period	For credit losses on securities for which losses were not previously recorded	For initial credit losses on purchased securities accounted for as PCD financial assets (a)	(Additions) reductions in allowance recorded on previously impaired securities	For securities sold during the period	For securities intended/required to be sold prior to recovery of amortized cost basis	Write offs charged against the allowance	Recoveries of amounts previously written off	Balance at End of Period
AFS securities
Asset-backed securities	$(2)	$(7)	$—	$—	$—	$—	$1	—	$(8)
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—
Corporates	—	—	—	—	—	—	—	—	—
Residential mortgage-backed securities	(3)	(2)	—	(2)	—	—	—	—	(7)
Total AFS securities	$(5)	$(9)	$—	$(2)	$—	$—	$1	$—	$(15)

	Nine months ended September 30, 2023
		Additions			Reductions
	Balance at Beginning of Period	For credit losses on securities for which losses were not previously recorded	For initial credit losses on purchased securities accounted for as PCD financial assets (a)	(Additions) reductions in allowance recorded on previously impaired securities	For securities sold during the period	For securities intended/required to be sold prior to recovery of amortized cost basis	Write offs charged against the allowance	Recoveries of amounts previously written off	Balance at End of Period
AFS securities
Asset-backed securities	$(8)	$(13)	$—	$3	$—	$—	$—	—	$(18)
Commercial mortgage-backed securities	(1)	(21)	—	5	—	—	—	—	(17)
Corporates	(15)	—	—	—	15	—	—	—	—
Residential mortgage-backed securities	(7)	(4)	—	8	—	—	—	—	(3)
Total AFS securities	$(31)	$(38)	$—	$16	$15	$—	$—	$—	$(38)

	Nine months ended September 30, 2022
		Additions			Reductions
	Balance at Beginning of Period	For credit losses on securities for which losses were not previously recorded	For initial credit losses on purchased securities accounted for as PCD financial assets (a)	(Additions) reductions in allowance recorded on previously impaired securities	For securities sold during the period	For securities intended/required to be sold prior to recovery of amortized cost basis	Write offs charged against the allowance	Recoveries of amounts previously written off	Balance at End of Period
AFS securities
Asset-backed securities	$(3)	$(7)	$—	$(1)	$2	$—	$1	—	$(8)
Commercial mortgage-backed securities	(2)	—	—	—	2	—	—	—	—
Residential mortgage-backed securities	(3)	(2)	—	(2)	—	—	—	—	(7)
Total AFS securities	$(8)	$(9)	$—	$(3)	$4	$—	$1	$—	$(15)
(a) Purchased credit deteriorated financial assets (“PCD”)

PCDs are AFS securities purchased at a discount, where part of that discount is attributable to credit. Credit loss allowances are calculated for these securities as of the date of their acquisition, with the initial allowance serving to increase amortized cost. There were no purchases of PCD AFS securities during the nine months ended September 30, 2023 or for the year ended December 31, 2022.
The fair value and gross unrealized losses of AFS securities, excluding securities in an unrealized loss position with an allowance for expected credit loss, aggregated by investment category and duration of fair value below amortized cost as of September 30, 2023 and December 31, 2022 were as follows (dollars in millions):

	September 30, 2023
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS securities
Asset-backed securities	$2,655	$(174)	$5,291	$(404)	$7,946	$(578)
Commercial mortgage-backed securities	1,102	(77)	1,764	(257)	2,866	(334)
Corporates	5,479	(465)	9,031	(3,066)	14,510	(3,531)
Hybrids	68	(3)	513	(69)	581	(72)
Municipals	625	(90)	837	(242)	1,462	(332)
Residential mortgage-backed securities	1,099	(28)	658	(122)	1,757	(150)
U.S. Government	91	(3)	9	(1)	100	(4)
Foreign Government	76	(6)	124	(50)	200	(56)
Total AFS securities	$11,195	$(846)	$18,227	$(4,211)	$29,422	$(5,057)
Total number of AFS in an unrealized loss position less than twelve months						2,024
Total number of AFS securities in an unrealized loss position twelve months or longer						2,559
Total number of AFS securities in an unrealized loss position						4,583

	December 31, 2022
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS securities
Asset-backed securities	$7,001	$(410)	$3,727	$(360)	$10,728	$(770)
Commercial mortgage-backed securities	2,065	(168)	475	(116)	2,540	(284)
Corporates	8,780	(1,679)	3,231	(1,312)	12,011	(2,991)
Hybrids	619	(83)	3	(1)	622	(84)
Municipals	948	(176)	352	(113)	1,300	(289)
Residential mortgage-backed securities	990	(51)	184	(22)	1,174	(73)
U.S. Government	11	(1)	21	(1)	32	(2)
Foreign Government	119	(32)	14	(5)	133	(37)
Total AFS securities	$20,533	$(2,600)	$8,007	$(1,930)	$28,540	$(4,530)
Total number of AFS securities in an unrealized loss position less than twelve months						2,774
Total number of AFS securities in an unrealized loss position twelve months or longer						1,212
Total number of AFS securities in an unrealized loss position						3,986
We determined the increase in unrealized losses as of September 30, 2023, compared to December 31, 2022, was caused primarily by higher treasury rates. For securities in an unrealized loss position as of September 30, 2023, our allowance for expected credit loss was $38 million. We believe the unrealized loss position for which we have not recorded an allowance for expected credit loss as of September 30, 2023 was primarily attributable to interest rate increases, near-term illiquidity, and other macroeconomic uncertainties as opposed to issuer specific credit concerns.
Mortgage Loans
Our mortgage loans are collateralized by commercial and residential properties.
Commercial Mortgage Loans
Commercial mortgage loans (“CMLs”) represented approximately 5% and 6% of our total investments as of September 30, 2023 and December 31, 2022, respectively. The mortgage loans in our investment portfolio, are generally comprised of high quality commercial first lien and mezzanine real estate loans. Mortgage loans are primarily on income producing properties including industrial properties, retail buildings, multifamily properties and office buildings. We diversify our CML portfolio by geographic region and property type to attempt to reduce concentration risk. We continuously evaluate CMLs based on relevant current information to ensure properties are performing at a consistent and acceptable level to secure the related debt. The distribution of CMLs, gross of valuation allowances, by property type and geographic region is reflected in the following tables (dollars in millions):

	September 30, 2023		December 31, 2022
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Property Type:
Hotel	$18	1%	$18	1%
Industrial	583	23%	520	22%
Mixed Use	11	—%	12	1%
Multifamily	1,012	40%	1,013	42%
Office	327	13%	330	14%
Retail	102	4%	105	4%
Student Housing	83	3%	83	3%
Other	398	16%	335	13%
Total CMLs, gross of valuation allowance	$2,534	100%	$2,416	100%
Allowance for expected credit loss	(15)		(10)
Total CMLs, net of valuation allowance	$2,519		$2,406

U.S. Region:
East North Central	$145	5%	$151	6%
East South Central	76	3%	76	3%
Middle Atlantic	355	14%	326	13%
Mountain	353	14%	355	15%
New England	178	7%	158	7%
Pacific	731	29%	708	28%
South Atlantic	575	23%	521	22%
West North Central	4	—%	4	1%
West South Central	117	5%	117	5%
Total CMLs, gross of valuation allowance	$2,534	100%	$2,416	100%
Allowance for expected credit loss	(15)		(10)
Total CMLs, net of valuation allowance	$2,519		$2,406

CMLs segregated by risk rating exposure as of September 30, 2023 and December 31, 2022, were as follows, gross of valuation allowances (in millions):

	September 30, 2023
	Amortized Cost by Origination Year
	2023	2022	2021	2020	2019	Prior	Total
Current (less than 30 days past due)	$171	$327	$1,145	$599	$—	$262	$2,504
30-89 days past due	—	—	—	—	—	—	—
90 days or more past due	—	—	—	—	—	9	9
Total CMLs (a)	$171	$327	$1,145	$599	$—	$271	$2,513

	December 31, 2022
	Amortized Cost by Origination Year
	2022	2021	2020	2019	2018	Prior	Total
Current (less than 30 days past due)	$350	$1,300	$488	$—	$—	$269	$2,407
30-89 days past due	—	—	—	—	—	—	—
90 days or more past due	—	—	—	—	—	9	9
Total CMLs	$350	$1,300	$488	$—	$—	$278	$2,416
(a) Excludes loans under development with an amortized cost and estimated fair value of $21 million for September 30, 2023.
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
The following tables present the recorded investment in CMLs by LTV and DSC ratio categories and estimated fair value by the indicated loan-to-value ratios, gross of valuation allowances at September 30, 2023 and December 31, 2022 (dollars in millions):

	Debt-Service Coverage Ratios			Total Amount	% of Total	Estimated Fair Value	% of Total
	>1.25	1.00 - 1.25	<1.00
September 30, 2023
LTV Ratios:
Less than 50.00%	$527	$4	$10	$541	22%	$505	24%
50.00% to 59.99%	765	—	—	765	31%	654	31%
60.00% to 74.99%	1,160	27	—	1,187	47%	952	45%
75.00% to 84.99%	—	2	9	11	—%	10	—%
Greater than 85%	—	—	9	9	—%	6	—%
Total CMLs (a)	$2,452	$33	$28	$2,513	100%	$2,127	100%

December 31, 2022
LTV Ratios:
Less than 50.00%	$511	$4	$11	$526	22%	$490	24%
50.00% to 59.99%	706	—	—	706	29%	615	30%
60.00% to 74.99%	1,154	3	—	1,157	48%	955	45%
75.00% to 84.99%	—	—	18	18	1%	14	1%
Total CMLs (a)	$2,371	$7	$29	$2,407	100%	$2,074	100%
(a) Excludes loans under development with an amortized cost and estimated fair value of $21 million for September 30, 2023 and an amortized cost and estimated fair value of $9 million for December 31, 2022.

	September 30, 2023
	Amortized Cost by Origination Year
	2023	2022	2021	2020	2019	Prior	Total
LTV
Less than 50.00%	$52	$111	$157	$97	$—	$124	$541
50.00% to 59.99%	78	126	294	129	—	138	765
60.00% to 74.99%	39	81	694	373	—	—	1,187
75.00% to 84.99%	2	9	—	—	—	—	11
Greater than 85%	—	—	—	—	—	9	9
Total CMLs (a)	$171	$327	$1,145	$599	$—	$271	$2,513
DSCR
Greater than 1.25x	$146	$315	$1,145	$599	$—	$247	$2,452
1.00x - 1.25x	25	3	—	—	—	5	33
Less than 1.00x	—	9	—	—	—	19	28
Total CMLs (a)	$171	$327	$1,145	$599	$—	$271	$2,513

	December 31, 2022
	Amortized Cost by Origination Year
	2022	2021	2020	2019	2018	Prior	Total
LTV
Less than 50.00%	$70	$120	$207	$—	$—	$129	$526
50.00% to 59.99%	149	268	158	—	—	131	706
60.00% to 74.99%	113	912	123	—	—	9	1,157
75.00% to 84.99%	9	—	—	—	—	9	18
Total CMLs (a)	$341	$1,300	$488	$—	$—	$278	$2,407
DSCR
Greater than 1.25x	$329	$1,300	$488	$—	$—	$254	$2,371
1.00x - 1.25x	3	—	—	—	—	4	7
Less than 1.00x	9	—	—	—	—	20	29
Total CMLs (a)	$341	$1,300	$488	$—	$—	$278	$2,407
(a) Excludes loans under development with an amortized cost and estimated fair value of $21 million for September 30, 2023 and an amortized cost and estimated fair value of $9 million for December 31, 2022.

We recognize a mortgage loan as delinquent when payments on the loan are greater than 30 days past due. At September 30, 2023 and December 31, 2022 we had one CML that was delinquent in principal or interest payments as shown in the risk rating exposure table above.

Residential Mortgage Loans
Residential mortgage loans (“RMLs”) represented approximately 6% of our total investments as of September 30, 2023 and December 31, 2022. Our RMLs are closed end, amortizing loans and 100% of the properties are located in the United States. We diversify our RML portfolio by state to attempt to reduce concentration risk. The distribution of RMLs by state with highest-to-lowest concentration are reflected in the following tables, gross of valuation allowances (dollars in millions):

	September 30, 2023
U.S. State:	Amortized Cost	% of Total
Florida	$148	5%
New York	128	5%
All other states (a)	2,428	90%
Total RMLs, gross of valuation allowance	$2,704	100%
(a)The individual concentration of each state is equal to or less than 5% as of September 30, 2023.

	December 31, 2022
U.S. State:	Amortized Cost	% of Total
Florida	$324	15%
Texas	215	10%
New Jersey	172	8%
Pennsylvania	153	7%
California	139	6%
New York	138	6%
Georgia	125	6%
All other states (a)	914	42%
Total RMLs, gross of valuation allowance	$2,180	100%
(a)The individual concentration of each state is equal to or less than 5% as of December 31, 2022.
RMLs have a primary credit quality indicator of either a performing or nonperforming loan. We define non-performing residential mortgage loans as those that are 90 or more days past due or in non-accrual status, which is assessed monthly. The credit quality of RMLs as of September 30, 2023 and December 31, 2022, was as follows (dollars in millions):

	September 30, 2023		December 31, 2022
Performance indicators:	Amortized Cost	% of Total	Amortized Cost	% of Total
Performing	$2,636	97%	$2,118	97%
Non-performing	68	3%	62	3%
Total RMLs, gross of valuation allowance	$2,704	100%	$2,180	100%
Allowance for expected loan loss	(49)	—%	(32)	—%
Total RMLs, net of valuation allowance	$2,655	100%	$2,148	100%

RMLs segregated by risk rating exposure as of September 30, 2023 and December 31, 2022, were as follows, gross of valuation allowances (in millions):

	September 30, 2023
	Amortized Cost by Origination Year
	2023	2022	2021	2020	2019	Prior	Total
Current (less than 30 days past due)	$236	$948	$846	$190	$183	$194	$2,597
30-89 days past due	1	3	15	9	6	6	40
90 days or more past due	—	4	25	13	23	2	67
Total RML mortgages	$237	$955	$886	$212	$212	$202	$2,704

	December 31, 2022
	Amortized Cost by Origination Year
	2022	2021	2020	2019	2018	Prior	Total
Current (less than 30 days past due)	$766	$884	$214	$185	$23	$33	$2,105
30-89 days past due	2	7	—	4	—	—	13
90 days or more past due	3	9	15	34	1	—	62
Total RML mortgages	$771	$900	$229	$223	$24	$33	$2,180

    Non-accrual loans by amortized cost as of September 30, 2023 and December 31, 2022, were as follows (in millions):

Amortized cost of loans on non-accrual	September 30, 2023	December 31, 2022
Residential mortgage:	$67	$62
Commercial mortgage:	9	9
Total non-accrual mortgages	$76	$71
Immaterial interest income was recognized on non-accrual financing receivables for the three and nine months ended September 30, 2023 and September 30, 2022.
It is our policy to cease to accrue interest on loans that are delinquent for 90 days or more. For loans less than 90 days delinquent, interest is accrued unless it is determined that the accrued interest is not collectible. If a loan becomes 90 days or more delinquent, it is our general policy to initiate foreclosure proceedings unless a workout arrangement to bring the loan current is in place. As of September 30, 2023 and December 31, 2022, we had $67 million and $62 million, respectively, of RMLs that were over 90 days past due, of which $37 million and $38 million were in the process of foreclosure as of September 30, 2023 and December 31, 2022 respectively.
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

The allowances for our mortgage loan portfolio are summarized as follows (in millions):

	Three months ended September 30, 2023			Nine months ended September 30, 2023
	Residential Mortgage	Commercial Mortgage	Total	Residential Mortgage	Commercial Mortgage	Total
Beginning Balance	$(51)	$(13)	$(64)	$(32)	$(10)	$(42)
Provision for loan losses	2	(2)	—	(17)	(5)	(22)
Ending Balance	$(49)	$(15)	$(64)	$(49)	$(15)	$(64)

	Three months ended September 30, 2022			Nine months ended September 30, 2022
	Residential Mortgage	Commercial Mortgage	Total	Residential Mortgage	Commercial Mortgage	Total
Beginning Balance	$(29)	$(6)	$(35)	$(25)	$(6)	$(31)
Provision for loan losses	(1)	(2)	(3)	(5)	(2)	(7)
Ending Balance	$(30)	$(8)	$(38)	$(30)	$(8)	$(38)
An allowance for expected credit loss is not measured on accrued interest income for commercial mortgage loans as we have a process to write-off interest on loans that enter into non-accrual status (90 days or more past due). Allowances for expected credit losses are measured on accrued interest income for residential mortgage loans and were immaterial as of September 30, 2023 and September 30, 2022.
Interest and Investment Income
The major sources of Interest and investment income reported on the accompanying unaudited Condensed Consolidated Statements of Operations were as follows (in millions):

	Three months ended		Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Fixed maturity securities, available-for-sale	$476	$364	$1,356	$1,019
Equity securities	5	5	14	12
Preferred securities	9	9	31	36
Mortgage loans	59	48	167	136
Invested cash and short-term investments	19	10	52	23
Limited partnerships	68	(55)	169	116
Other investments	5	8	19	15
Gross investment income	641	389	1,808	1,357
Investment expense	(63)	(49)	(186)	(141)
Interest and investment income	$578	$340	$1,622	$1,216
Interest and investment income is shown net of amounts attributable to certain funds withheld reinsurance agreements which is passed along to the reinsurer in accordance with the terms of these agreements. Interest and investment income attributable to these agreements, and thus excluded from the totals in the table above, was $102 million and $236 million for the three and nine months ended September 30, 2023, respectively, and $29 million and $67 million for the three and nine months ended September 30, 2022, respectively.

Recognized Gains and (Losses), net
Details underlying Recognized gains and (losses), net reported on the accompanying unaudited Condensed Consolidated Statements of Operations were as follows (in millions):

	Three months ended		Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net realized (losses) gains on fixed maturity available-for-sale securities	$(32)	$(54)	$(128)	$(147)
Net realized/unrealized (losses) gains on equity securities (a)	7	(9)	15	(31)
Net realized/unrealized (losses) gains on preferred securities (b)	2	(4)	(2)	(154)
Realized (losses) gains on other invested assets	12	(14)	27	(18)
Change in allowance for expected credit losses	(4)	(7)	(33)	(14)
Derivatives and embedded derivatives:
Realized (losses) gains on certain derivative instruments	(30)	(74)	(184)	(59)
Unrealized (losses) gains on certain derivative instruments	(297)	(70)	14	(787)
Change in fair value of reinsurance related embedded derivatives (c)	36	94	34	357
Change in fair value of other derivatives and embedded derivatives	(3)	(2)	—	(10)
Realized (losses) gains on derivatives and embedded derivatives	(294)	(52)	(136)	(499)
Recognized gains and (losses), net	$(309)	$(140)	$(257)	$(863)

(a)Includes net valuation (losses) gains of $7 million and $(9) million for the three months ended September 30, 2023 and September 30, 2022, respectively, and net valuation (losses) gains of $15 million and $(31) million for the nine months ended September 30, 2023 and September 30, 2022, respectively.
(b)Includes net valuation (losses) gains of $3 million and $(2) million for the three months ended September 30, 2023 and September 30, 2022, respectively, and net valuation (losses) gains of $47 million and $(151) million for the nine months ended September 30, 2023 and September 30, 2022, respectively.
(c)Change in fair value of reinsurance related embedded derivatives is due to activity related to the reinsurance treaties with Somerset and Aspida Re.

Recognized gains and (losses), net is shown net of amounts attributable to certain funds withheld reinsurance agreements which is passed along to the reinsurer in accordance with the terms of these agreements. Recognized gains and (losses) attributable to these agreements, and thus excluded from the totals in the table above, was $43 million and $42 million for the three and nine months ended September 30, 2023, respectively, and $105 million and $384 million for the three and nine month periods ended September 30, 2022, respectively.
The proceeds from the sale of fixed-maturity securities and the gross gains and losses associated with those transactions were as follows (in millions):

	Three months ended		Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Proceeds	$868	$673	$1,921	$2,468
Gross gains	2	3	7	7
Gross losses	(27)	(55)	(106)	(149)
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
The following table summarizes the carrying value and the maximum loss exposure of our unconsolidated VIEs as of September 30, 2023 and December 31, 2022 (in millions):

	September 30, 2023		December 31, 2022
	Carrying Value	Maximum Loss Exposure	Carrying Value	Maximum Loss Exposure
Investment in unconsolidated affiliates	$2,920	$4,525	$2,427	$4,030
Fixed maturity securities	19,320	21,091	15,680	17,404
Total unconsolidated VIE investments	$22,240	$25,616	$18,107	$21,434
Concentrations
Our underlying investment concentrations that exceed 10% of shareholders equity are as follows (in millions):

	September 30, 2023	December 31, 2022
Blackstone Wave Asset Holdco (a)	$715	$741
ELBA (b)	466	470
COLI	320	308
Verus Securitization Trust (c)	292	302
Jade 1 (d)	283	271
Jade 2 (d)	283	271
Jade 3 (d)	283	271
Jade 4 (d)	283	271
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

Note D — Derivative Financial Instruments
The carrying amounts of derivative instruments, including derivative instruments embedded in FIA and IUL contracts, and reinsurance is as follows (in millions):

	September 30, 2023	December 31, 2022
Assets:
Derivative investments:
Call options	$420	$244
Other long-term investments:
Other embedded derivatives	23	23
Prepaid expenses and other assets:
Reinsurance related embedded derivatives	313	279
	$756	$546

Liabilities:
Contractholder funds:
FIA/ IUL embedded derivatives	$3,556	$3,115
Accounts payable and accrued liabilities:
Interest rate swaps	16	—
	$3,572	$3,115
The change in fair value of derivative instruments included in the accompanying unaudited Condensed Consolidated Statements of Operations is as follows (in millions):

	Three months ended		Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Recognized gains and (losses), net
Net investment gains (losses):
Call options	$(308)	$(149)	$(155)	$(858)
Interest rate swaps	(19)	—	(19)	—
Futures contracts	(4)	(5)	1	(10)
Foreign currency forwards	4	10	3	22
Other derivatives and embedded derivatives	(3)	(2)	—	(10)
Reinsurance related embedded derivatives	36	94	34	357
Total net investment gains (losses)	$(294)	$(52)	$(136)	$(499)

Benefits and other changes in policy reserves:
FIA/ IUL embedded derivatives (decrease) increase	$(265)	$(166)	$441	$(1,108)
Additional Disclosures
See descriptions of the fair value methodologies used for derivative financial instruments in Note B - Fair Value of Financial Instruments.
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
Interest Rate Swaps

We utilize interest rate swaps to reduce market risks from interest rate changes on our earnings associated with our floating rate investments. With an interest rate swap, we agree with another party to exchange the difference between fixed-rate and floating-rate interest amounts tied to an agreed upon notional principal at specified intervals. The interest rate swaps are marked to fair value with the change in fair value, including accrued interest and related periodic cash flows received or paid, included as a component of Recognized gains and losses, net, in the accompanying unaudited Condensed Consolidated Statements of Operations.
Reinsurance Related Embedded Derivatives
The Company entered into a reinsurance agreement with Kubera Insurance (SAC) Ltd. (“Kubera”) effective December 31, 2018, to cede certain fixed rate and deferred annuity business, including MYGA, on a coinsurance funds withheld basis, net of applicable existing reinsurance. Effective October 31, 2021, this agreement was novated from Kubera to Somerset, a certified third-party reinsurer. Additionally, F&G entered into a reinsurance agreement with Aspida Re effective January 1, 2021, and amended in August 2021, September 2022, and July 2023, to cede a quota share of MYGA business on a coinsurance funds withheld basis. Fair value movements in the funds withheld balances associated with these arrangements creates an obligation for F&G to pay Somerset and Aspida Re at a later date, which results in embedded derivatives. These embedded derivatives are considered total return swaps with contractual returns that are attributable to the assets and liabilities associated with the reinsurance arrangements. The fair value of the total return swap is based on the change in fair value of the underlying assets held in the funds withheld portfolio. Investment results for the assets that support the coinsurance with funds withheld reinsurance arrangements, including gains and losses from sales, were passed directly to the reinsurers pursuant to contractual terms of the reinsurance arrangements. The reinsurance related embedded derivatives are reported in Prepaid expenses and other assets if in a net gain position, or Accounts payable and accrued liabilities, if in a net loss position, on the unaudited Condensed Consolidated Balance Sheets and the related gains or losses are reported in Recognized gains and losses, net on the unaudited Condensed Consolidated Statements of Operations.

Credit Risk
We are exposed to credit loss in the event of non-performance by our counterparties on the call options and interest rate swaps and reflect assumptions regarding this non-performance risk in the fair value of these derivatives. The non-performance risk is the net counterparty exposure based on the fair value of the open contracts less collateral held. We maintain a policy of requiring all derivative contracts to be governed by an International Swaps and Derivatives Association (“ISDA”) Master Agreement.
Information regarding our exposure to credit loss on the call options and interest rate swaps we hold is presented in the following table (in millions):

		September 30, 2023
Counterparty	Credit Rating (Fitch/Moody's/S&P) (a)	Notional Amount	Fair Value	Collateral	Net Credit Risk
Merrill Lynch	AA/*/A+	$4,131	$47	$8	$39
Morgan Stanley	*/Aa3/A+	2,865	32	38	—
Barclay's Bank	A+/A1/A+	6,809	73	81	—
Canadian Imperial Bank of Commerce	AA-/A2/A-	6,903	92	94	—
Wells Fargo	AA-/Aa2/A+	1,300	37	38	—
Goldman Sachs	A+/A1/A+	1,520	16	16	—
Credit Suisse	A+/A3/A+	198	6	6	—
Truist	A+/A2/A	2,853	78	77	1
Citibank	A+/Aa3/A+	1,400	11	11	—
JP Morgan	AA/Aa2/A+	543	12	12	—
Total		$28,522	$404	$381	$40

		December 31, 2022
Counterparty	Credit Rating (Fitch/Moody's/S&P) (a)	Notional Amount	Fair Value	Collateral	Net Credit Risk
Merrill Lynch	AA/*/A+	$3,563	$23	$—	$23
Morgan Stanley	*/Aa3/A+	1,699	14	19	—
Barclay's Bank	A+/A1/A	6,049	65	59	6
Canadian Imperial Bank of Commerce	AA/Aa2/A+	5,169	68	64	4
Wells Fargo	A+/A1/BBB+	1,361	17	17	—
Goldman Sachs	A/A2/BBB+	1,133	9	10	—
Credit Suisse	BBB+/A3/A-	1,039	5	5	—
Truist	A+/A2/A	2,489	35	36	—
Citibank	A+/Aa3/A+	795	8	9	—
Total		$23,297	$244	$219	$33
(a)An * represents credit ratings that were not available.
Collateral Agreements
We are required to maintain minimum ratings as a matter of routine practice as part of our over-the-counter derivative agreements on ISDA forms. Under some ISDA agreements, we have agreed to maintain certain financial strength ratings. A downgrade below these levels provides the counterparty under the agreement the right to terminate the open derivative contracts between the parties, at which time any amounts payable by us or the counterparty would be dependent on the market value of the underlying contracts. Our current rating does not allow any counterparty the right to terminate ISDA agreements. In certain transactions, both us and the counterparty have entered into a collateral support agreement requiring either party to post collateral when the net exposures exceed pre-determined thresholds. For all counterparties, except Merrill Lynch, this threshold is set to zero. As of September 30, 2023 and December 31, 2022 counterparties posted $381 million and $219 million, respectively, of collateral of which $290 million and $178 million, respectively, is included in Cash and cash equivalents with an associated payable for this collateral included in Accounts payable and accrued liabilities on the Condensed

Consolidated Balance Sheets. Accordingly, the maximum amount of loss due to credit risk that we would incur if parties to the derivatives failed completely to perform according to the terms of the contracts was $40 million at September 30, 2023 and $33 million at December 31, 2022.
We are required to pay counterparties the effective federal funds rate each day for cash collateral posted to F&G for daily mark to market margin changes. We reinvest derivative cash collateral to reduce the interest cost. Cash collateral is invested in overnight investment sweep products, which are included in cash and cash equivalents in the accompanying Condensed Consolidated Balance Sheets.
We held 419 and 409 futures contracts at September 30, 2023 and December 31, 2022, respectively. The fair value of the futures contracts represents the cumulative unsettled variation margin (open trade equity, net of cash settlements). We provide cash collateral to the counterparties for the initial and variation margin on the futures contracts, which is included in Cash and cash equivalents in the accompanying Condensed Consolidated Balance Sheets. The amount of cash collateral held by the counterparties for such contracts was $4 million and $3 million at September 30, 2023 and December 31, 2022, respectively.
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
The effects of reinsurance on net premiums earned and net benefits incurred (benefits paid and reserve changes) for the three and nine months ended September 30, 2023 and September 30, 2022 were as follows (in millions):

	Three months ended				Nine months ended
	September 30, 2023		September 30, 2022		September 30, 2023		September 30, 2022
	Net Premiums Earned	Net Benefits Incurred	Net Premiums Earned	Net Benefits Incurred	Net Premiums Earned	Net Benefits Incurred	Net Premiums Earned	Net Benefits Incurred
Direct	$508	$323	$642	$1,287	$1,319	$2,057	$1,248	$1,996
Ceded	(26)	(31)	(31)	(717)	(79)	(136)	(98)	(1,600)
Net	$482	$292	$611	$570	$1,240	$1,921	$1,150	$396
Amounts payable or recoverable for reinsurance on paid and unpaid claims are not subject to periodic or maximum limits. The Company did not write off any significant reinsurance balances during the three and nine months ended September 30, 2023 and September 30, 2022. The Company did not commute any ceded reinsurance treaties during the three and nine months ended September 30, 2023 and September 30, 2022.
The Company estimates expected credit losses on reinsurance recoverables using a probability of default/loss given default model. Significant inputs to the model include the reinsurer's credit risk, expected timing of recovery, industry-wide historical default experience, senior unsecured bond recovery rates, and credit enhancement features.

The expected credit loss reserves were as follows (in millions):

	Three months ended		Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Balance at Beginning of Period	$(9)	$(19)	$(10)	$(20)
Changes in the expected credit loss reserve	(1)	—	—	1
Balance at End of Period	$(10)	$(19)	$(10)	$(19)
No policies issued by the Company have been reinsured with any foreign company, which is controlled, either directly or indirectly, by a party not primarily engaged in the business of insurance.
The Company has not entered into any reinsurance agreements in which the reinsurer may unilaterally cancel any reinsurance for reasons other than non-payment of premiums or other similar credit issues.
Everlake Reinsurance Transaction. Effective September 1, 2023, F&G executed a Coinsurance Agreement with Everlake Life Insurance Company (“ELIC”), a third party reinsurer. In accordance with the terms of this agreement, F&G cedes to the reinsurer, on a coinsurance basis, certain MYGA business written effective September 1, 2023. The policies are ceded on a thirty percent (30%) quota share basis. As the policies ceded to ELIC are investment contracts, there is no significant insurance risk present and therefore the effects of this agreement are accounted for as a separate investment contract.
Aspida Reinsurance Transaction. F&G executed a Funds Withheld Coinsurance Agreement with Aspida Re, a Bermuda reinsurer. In accordance with the terms of this agreement, F&G cedes to the reinsurer, on a funds withheld coinsurance basis, certain MYGA business written effective January 1, 2021. For reinsured policies issued prior to September 1, 2022, the policies are ceded on a fifty percent (50%) quota share basis.  For reinsured policies issued from September 1, 2022 through June 30, 2023, the policies are ceded on a seventy-five percent (75%) quota share basis, capped at $350 million cession per month. For the month of March 2023 only, the premiums cap increased to $450 million. Effective July 1, 2023, the agreement was amended to provide that reinsured policies issued on or after July 1, 2023 are ceded on a sixty percent (60%) quota share basis, capped at $230 million cession per month. As the policies ceded to Aspida are investment contracts, there is no significant insurance risk present and therefore the effects of this agreement are accounted for as a separate investment contract.
New Reinsurance Transaction. Effective December 31, 2022, F&G entered into an indemnity reinsurance agreement with New Reinsurance Company Ltd. (“New Re”), a third-party reinsurer, to cede a quota share of certain FIA policies and related waiver of surrender charges, issued after January 1, 2022, on a coinsurance and yearly renewable term basis. Effective July 1, 2023, the agreement was amended to reinsure additional FIA products. The coinsurance quota share is only applicable to the base contract benefits under the FIA policies. The yearly renewable term is applicable to the waiver of surrender charges and return of premium. The effects of this agreement are not accounted for as reinsurance as it does not satisfy the risk transfer requirements for GAAP; therefore, deposit accounting is applied.
There have been no other significant changes to reinsurance contracts for the three and nine months ended September 30, 2023.
Concentration of Reinsurance Risk
The Company has a significant concentration of reinsurance risk with third party reinsurers, Aspida Re, Wilton Reassurance Company (“Wilton Re”), and Somerset that could have a material impact on our financial position in the event that any of these reinsurers fails to perform its obligations under the various reinsurance treaties. Aspida Re has an A- issuer credit rating from AM Best as of September 30, 2023, and the risk of non-performance is further mitigated through the funds withheld arrangement. Wilton Re has an A+ issuer credit rating from AM Best and an A issuer credit rating from Fitch as of September 30, 2023. Somerset has an A- issuer credit rating from AM Best and a BBB+ issuer credit rating from S&P as of September 30, 2023, and the risk of non-performance is further mitigated through the funds withheld arrangement. On September 30, 2023, the net amounts recoverable from Aspida Re, Wilton Re, and Somerset were $5,326 million, $1,126 million, and $535 million, respectively. We monitor both the financial condition of individual reinsurers and risk concentration arising from similar activities and economic characteristics of reinsurers to attempt to reduce the risk of default by such reinsurers. We believe that all amounts due from Aspida Re, Wilton Re, and Somerset for periodic treaty settlements are collectible as of September 30, 2023.
There have been no other material changes in the reinsurance and the intercompany reinsurance agreements described in our Annual Report for the year ended December 31, 2022.
Note F — Intangibles
The following table reconciles to Other intangible assets, net, on the Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022 (in millions):

	September 30, 2023	December 31, 2022
VOBA	$1,487	$1,615
DAC	2,012	1,411
DSI	297	200
Value of distribution asset	90	100
Computer software	75	61
Definite lived trademarks, tradenames, and other	36	34
Indefinite lived tradenames and other	8	8
Total Other intangible assets, net	$4,005	$3,429
The following tables roll forward VOBA by product for the nine months ended September 30, 2023 and September 30, 2022 (in millions):

	FIA	Fixed Rate Annuities	Immediate Annuities	Universal Life	Traditional Life	Total
Balance at January 1, 2023	$1,166	$32	$201	$143	$73	$1,615
Amortization	(106)	(4)	(8)	(7)	(3)	(128)
Balance at September 30, 2023	$1,060	$28	$193	$136	$70	$1,487

	FIA	Fixed Rate Annuities	Immediate Annuities	Universal Life	Traditional Life	Total
Balance at January 1, 2022	$1,314	$39	$212	$153	$25	$1,743
Amortization	(113)	(5)	(9)	(7)	(2)	(136)
Shadow Premium Deficiency Testing (“PDT”)	—	—	—	—	52	52
Balance at September 30, 2022	$1,201	$34	$203	$146	$75	$1,659
VOBA amortization expense of $128 million and $136 million was recorded in Depreciation and amortization on the unaudited Condensed Consolidated Statements of Operations for the nine months ended September 30, 2023 and September 30, 2022, respectively.

The following table presents a reconciliation of VOBA to the table above which is reconciled to the Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022 (in millions):

	September 30, 2023	December 31, 2022
FIA	$1,060	$1,166
Fixed Rate Annuities	28	32
Immediate Annuities	193	201
Universal Life	136	143
Traditional Life	70	73
Total	$1,487	$1,615

The following tables roll forward DAC by product for the nine months ended September 30, 2023 and September 30, 2022 (in millions):

	FIA	Fixed Rate Annuities	Universal Life	Total (a)
Balance at January 1, 2023	$971	$83	$348	$1,402
Capitalization	371	119	167	657
Amortization	(75)	(35)	(25)	(135)
Reinsurance related adjustments	—	79	—	79
Balance at September 30, 2023	$1,267	$246	$490	$2,003

	FIA	Fixed Rate Annuities	Universal Life	Total (a)
Balance at January 1, 2022	$564	$38	$173	$775
Capitalization	331	41	141	513
Amortization	(47)	(7)	(15)	(69)
Balance at September 30, 2022	$848	$72	$299	$1,219
(a) Excludes insignificant amounts of DAC related to Funding Agreement Backed Note (“FABN”)
DAC amortization expense of $135 million and $69 million was recorded in Depreciation and amortization on the unaudited Condensed Consolidated Statements of Operations for the nine months ended September 30, 2023 and September 30, 2022, respectively.

The following table presents a reconciliation of DAC to the table above which is reconciled to the Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022 (in millions):

	September 30, 2023	December 31, 2022
FIA	$1,267	$971
Fixed Rate Annuities	246	83
Universal Life	490	348
Funding Agreements	9	9
Total	$2,012	$1,411
The following tables roll forward DSI for the nine months ended September 30, 2023 and September 30, 2022 (in millions):

	FIA	Total
Balance at January 1, 2023	$200	$200
Capitalization	112	112
Amortization	(15)	(15)
Balance at September 30, 2023	$297	$297

	FIA	Total
Balance at January 1, 2022	$127	$127
Capitalization	60	60
Amortization	(10)	(10)
Balance at September 30, 2022	$177	$177
DSI amortization expense of $15 million and $10 million was recorded in Depreciation and amortization on the unaudited Condensed Consolidated Statements of Operations for the nine months ended September 30, 2023 and September 30, 2022, respectively.

The following table presents a reconciliation of DSI to the table above which is reconciled to the Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022 (in millions):

	September 30, 2023	December 31, 2022
FIA	$297	$200
Total	$297	$200
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
We review cash flow assumptions annually, generally in the third quarter. In 2023, F&G undertook a review of all significant assumptions and revised several assumptions relating to our deferred annuities (FIA and fixed rate annuities) including surrender rates, partial withdrawal rates, mortality improvement, and option budgets. All updates to these assumptions brought us more in line with our Company and overall industry experience since the prior assumption update.
For the in-force liabilities as of September 30, 2023, the estimated amortization expense for VOBA in future fiscal periods is as follows (in millions):

Estimated Amortization Expense
Fiscal Year
2023	$40
2024	152
2025	140
2026	128
2027	116
Thereafter	911

Note G — Market Risk Benefits
The following table presents the balances of and changes in MRBs associated with FIAs and fixed rate annuities for the nine months ended September 30, 2023 and the years ended December 31, 2022 and December 31, 2021 (in millions):

	September 30, 2023		December 31, 2022		December 31, 2021
	FIA	Fixed rate annuities	FIA	Fixed rate annuities	FIA	Fixed rate annuities
Balance, beginning of period, net liability	$164	$1	$426	$2	$478	$1

Balance, beginning of period, before effect of changes in the instrument-specific credit risk	$102	$1	$280	$1	$320	$1
Issuances and benefit payments	(12)	—	(21)	—	(9)	—
Attributed fees collected and interest accrual	93	—	107	1	99	1
Actual policyholder behavior different from expected	20	—	43	—	(22)	—
Changes in assumptions and other	18	—	(76)	—	—	—
Effects of market related movements	(133)	—	(231)	(1)	(108)	(1)
Balance, end of period, before effect of changes in the instrument-specific credit risk	$88	$1	$102	$1	$280	$1
Effect of changes in the instrument-specific credit risk	71	—	62	—	146	1
Balance, end of period, net liability	$159	$1	$164	$1	$426	$2

Weighted-average attained age of policyholders weighted by total AV (years)	68.34	72.78	68.59	72.88	68.95	73.10
Net amount at risk	$896	$2	$952	$3	$1,304	$4

The following table reconciles MRBs by amounts in an asset position and amounts in a liability position to the MRBs amounts in the Condensed Consolidated Balance Sheets (in millions):

	September 30, 2023			December 31, 2022			December 31, 2021
	Asset	Liability	Net	Asset	Liability	Net	Asset	Liability	Net
FIA	$118	$277	$159	$117	$281	$164	$41	$467	$426
Fixed rate annuities	—	1	1	—	1	1	—	2	2
Total	$118	$278	$160	$117	$282	$165	$41	$469	$428

2023. The net MRB liability decreased for the nine months ended September 30, 2023, primarily as a result of the effects of market related movements, including the impact of higher risk-free rates, partially offset by attributed fees collected, increases as a result of actual policyholder behavior different than expected and changes in assumptions and other as discussed below.
For the nine months ended September 30, 2023, notable changes made to the inputs to the fair value estimates of MRBs calculations included a significant increase to risk-free rates leading to a favorable change in the MRBs associated with FIA and fixed rate annuities; increases in the equity market related projections resulting in a decrease in the net amount at risk associated with FIAs, leading to a favorable change in the value of the associated MRBs; and F&G’s credit spread decreased, leading to a corresponding unfavorable change in the MRBs associated with both FIA and fixed rate annuities.
In addition, the cash flow assumptions used to calculate MRBs reflect the Company’s best estimates for policyholder behavior. We review cash flow assumptions annually, generally in the third quarter. In 2023, F&G undertook a review of all significant assumptions and revised several assumptions relating to our deferred annuities (FIA and fixed rate annuities) with MRBs including surrender rates, partial withdrawal rates, mortality improvement, and option budgets. All updates to these assumptions brought us more in line with our Company and overall industry experience since the prior assumption update. These updates, in total, led to an increase in the net MRB liability during the nine months ended September 30, 2023.
2022. The net MRB liability decreased for the year ended December 31, 2022, primarily as a result of the effects of market related movements, including the impact of higher risk-free rates, and changes in assumptions and other as discussed below, partially offset by attributed fees collected and increases as a result of actual policyholder behavior different than expected.
For the year ended December 31, 2022, notable changes made to the inputs to the fair value estimates of MRBs calculations included a significant increase to risk-free rates leading to a favorable change in the MRBs associated with both FIA and fixed rate annuities; decreases in the equity markets resulting in an increase in the net amount at risk associated with FIAs, leading to an unfavorable change in the value of the associated MRBs; and volatility indices increased, leading to an unfavorable change in the MRBs associated with FIAs.

Cash flow assumptions for mortality and full and partial surrenders were unchanged during the annual third quarter review in 2022. The GMWB utilization assumption was revised in the second quarter of 2022 to reflect additional internal and industry experience for the first several contract years. This assumption update led to a decrease in the net MRB liability. In addition, F&G’s credit spread increased during 2022, leading to a corresponding decrease in the net MRB liability. Credit spreads on the block of business remain lower than the at-issue or at-purchase credit spreads, but the level has decreased since the beginning of 2022.

2021. The net MRB liability decreased for the year ended December 31, 2021, primarily as a result of the effects of market related movements, including the impact of higher risk-free rates, and decreases as a result of actual policyholder behavior different than expected, partially offset by attributed fees collected.

For the year ended December 31, 2021, notable changes made to the inputs to the fair value estimates of MRBs calculations included a moderate increase to risk-free rates leading to a favorable change in the MRBs associated with both FIA and fixed rate annuities and increases in the equity markets resulting in a decrease in the net amount at risk associated with FIAs, leading to a favorable change in the value of the associated MRBs.
Note H — Income Taxes
The effective tax rate for the three and nine months ended September 30, 2023 was 19% and 29%. The effective tax rate for the three and nine months ended September 30, 2022 was 21% and 24%. The effective tax rate on pre-tax income for the nine months ended September 30, 2023 differs from the U.S. Federal statutory rate of 21% primarily due to the valuation allowance recorded on capital deferred tax assets for US Life companies, partially offset by favorable permanent adjustments, including low income housing tax credits (“LIHTC”), the dividends received deduction (“DRD”), and company owned life insurance (“ICOLI”). The effective tax rate on pre-tax income for the three months ended September 30, 2023 differs from the U.S. Federal Statutory rate of 21% primarily due to a partial release of the valuation allowance recorded on capital deferred tax assets for US Life companies, as well as favorable permanent adjustments, including LIHTC, DRD, and ICOLI. The effective tax rate on pre-tax income for the nine months ended September 30, 2022 differed from the U.S. Federal statutory rate of 21% primarily due to the valuation allowance recorded on the capital loss carryforwards for the US Non-life companies, partially offset by favorable permanent adjustments, including LIHTC, DRD, and ICOLI. The effective tax rate on pre-tax income for the three months ended September 30, 2022 is in line with the U.S. Federal Statutory rate of 21%.

As of December 31, 2022, the Company had a partial valuation allowance of $30 million against its net deferred tax assets of $630 million. As of September 30, 2023, the Company had a partial valuation allowance of $67 million against its net deferred tax assets of $643 million. There was a $37 million increase in the valuation allowance for the nine months ended September 30, 2023. The valuation allowance consisted of a full valuation allowance on the unrealized capital loss deferred tax assets for F&G Life Re, F&G Cayman Re, and the US non-life companies, a full valuation allowance on the US non-life companies’ remaining capital loss carryforwards, and a partial valuation allowance on the capital loss deferred tax assets on the U.S. life insurance companies.
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

The Inflation Reduction Act of 2022 (the “IRA”) was signed into law on August 16, 2022. Among other changes, the IRA introduced a 15% corporate alternative minimum tax (“CAMT”) on adjusted financial statement income and a 1% excise tax on treasury stock repurchases. The effective date of these provisions is January 1, 2023. Though the Company will likely be subject to the minimum tax, the Company does not expect to be in a perpetual CAMT position. The life companies will join the consolidated tax return group with FNF and file a life/non-life consolidated return once the five-year waiting period has completed in 2026, which should strengthen that position as FNF is not anticipating owing CAMT on its future returns. As a result, the Company has assessed that there is no material impact of the CAMT to tax for the nine months ended September 30, 2023.
As a result of the adoption of ASU 2018-12, the changes required resulted in changes to deferred tax for the prior periods. The decrease in the deferred tax asset as of December 31, 2022 due to ASU 2018-12 was $163 million. See Note A - Basis of Financial Statements for details on the changes required for the new accounting standard.

Note I — Contractholder Funds
The following tables summarize balances of and changes in contractholder funds’ account balances (in millions):

	September 30, 2023
	FIA	Fixed rate annuities	Universal Life	FABN (b)	FHLB (b)
Balance, beginning of year	$24,766	$9,358	$2,112	$2,613	$1,982
Issuances	3,546	3,322	148	—	871
Premiums received	75	1	279	—	—
Policy charges (a)	(130)	—	(191)	—	—
Surrenders and withdrawals	(1,378)	(799)	(68)	—	—
Benefit payments	(389)	(176)	(21)	(41)	(538)
Interest credited	157	286	43	40	43
Other	20	(2)	—	(1)	—
Balance, end of year	$26,667	$11,990	$2,302	$2,611	$2,358
Embedded derivative adjustment (c)	(286)	—	47	—	—
Gross Liability, end of period	$26,381	$11,990	$2,349	$2,611	$2,358
Less: Reinsurance	(17)	(5,963)	(910)	—	—
Net Liability, after Reinsurance	$26,364	$6,027	$1,439	$2,611	$2,358

Weighted-average crediting rate	0.81%	3.62%	2.65%	N/A	N/A
Net amount at risk (d)	N/A	N/A	56,869	N/A	N/A
Cash surrender value (e)	24,337	11,480	1,810	N/A	N/A
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
(e) These amounts are gross of reinsurance.

	December 31, 2022
	FIA	Fixed rate annuities	Universal Life	FABN (b)	FHLB (b)
Balance, beginning of year	$21,997	$6,367	$1,907	$1,904	$1,543
Issuances	4,462	3,758	167	700	1,192
Premiums received	106	3	295	—	—
Policy charges (a)	(166)	(1)	(209)	—	—
Surrenders and withdrawals	(1,322)	(797)	(74)	—	—
Benefit payments	(485)	(192)	(22)	(35)	(789)
Interest credited	198	220	48	45	36
Other	(24)	—	—	(1)	—
Balance, end of year	$24,766	$9,358	$2,112	$2,613	$1,982
Embedded derivative adjustment (c)	(343)	—	15	—	—
Gross Liability, end of period	$24,423	$9,358	$2,127	$2,613	$1,982
Less: Reinsurance	(17)	(3,723)	(947)	—	—
Net Liability, after Reinsurance	$24,406	$5,635	$1,180	$2,613	$1,982

Weighted-average crediting rate	0.85%	2.84%	2.39%	N/A	N/A
Net amount at risk (d)	N/A	N/A	53,348	N/A	N/A
Cash surrender value (e)	188	5,992	1,698	N/A	N/A
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
(e) These amounts are gross of reinsurance.

	December 31, 2021
	FIA	Fixed rate annuities	Universal Life	FABN (b)	FHLB (b)
Balance, beginning of year	$18,703	$5,142	$1,696	$—	$1,203
Issuances	4,400	1,743	114	1,899	759
Premiums received	103	3	233	—	—
Policy charges (a)	(148)	(1)	(167)	—	—
Surrenders and withdrawals	(1,303)	(543)	(68)	—	—
Benefit payments	(440)	(145)	(19)	(7)	(447)
Interest credited	686	167	118	12	30
Other	(4)	1	—	—	(2)
Balance, end of year	$21,997	$6,367	$1,907	$1,904	$1,543
Embedded derivative adjustment (c)	603	—	74	—	—
Gross Liability, end of period	$22,600	$6,367	$1,981	$1,904	$1,543
Less: Reinsurance	(17)	(1,692)	(984)	—	—
Net Liability, after Reinsurance	$22,583	$4,675	$997	$1,904	$1,543

Weighted-average crediting rate	3.43%	2.94%	6.77%	N/A	N/A
Net amount at risk (d)	N/A	N/A	41,326	N/A	N/A
Cash surrender value (e)	20,455	5,992	1,572	N/A	N/A
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
(e) These amounts are gross of reinsurance.
The following table reconciles contractholder funds’ account balances to the contractholder funds liability in the Condensed Consolidated Balance Sheets (in millions):

	September 30, 2023	December 31, 2022	December 31, 2021
FIA	$26,381	$24,423	$22,600
Fixed rate annuities	11,990	9,358	6,367
Immediate annuities	313	332	352
Universal life	2,349	2,127	1,981
Traditional life	5	5	5
Funding Agreement-FABN	2,611	2,613	1,904
FHLB	2,358	1,982	1,543
PRT	4	3	1
Total	$46,011	$40,843	$34,753

Annually, typically in the third quarter, we review assumptions associated with reserves for policy benefits and product guarantees. During the third quarter of 2023 and for the nine months ended September 30, 2023, based on increases in interest rates and pricing changes, we updated certain FIA assumptions used to calculate the fair value of the embedded derivative component within contractholder funds and also aligned reserves to actual policyholder behavior. These changes resulted in a decrease in total benefits and other changes in policy reserves of approximately $23 million for the three months ended September 30, 2023 and an increase of approximately $74 million for the nine months ended September 30, 2023.
The following tables present the account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums (in millions):

	September 30, 2023
Range of guaranteed minimum crediting rate	At Guaranteed Minimum	1 Basis Point-50 Basis Points Above	51 Basis Points-150 Basis Points Above	Greater Than 150 Basis Points Above	Total
FIA
0.00%-1.50%	$24,130	$773	$400	$893	$26,196
1.51%-2.50%	133	—	1	—	134
Greater than 2.50%	335	—	2	—	337
Total	$24,598	$773	$403	$893	$26,667

Fixed Rate Annuities
0.00%-1.50%	$23	$28	$1,714	$8,863	$10,628
1.51%-2.50%	7	13	26	385	431
Greater than 2.50%	917	2	4	8	931
Total	$947	$43	$1,744	$9,256	$11,990

Universal Life
0.00%-1.50%	$1,897	$4	$—	$20	$1,921
1.51%-2.50%	—	—	—	—	—
Greater than 2.50%	356	23	2	—	381
Total	$2,253	$27	$2	$20	$2,302

	December 31, 2022
Range of guaranteed minimum crediting rate	At Guaranteed Minimum	1 Basis Point-50 Basis Points Above	51 Basis Points-150 Basis Points Above	Greater Than 150 Basis Points Above	Total
FIA
0.00%-1.50%	$22,848	$801	$410	$151	$24,210
1.51%-2.50%	162	—	1	—	163
Greater than 2.50%	390	—	3	—	393
Total	$23,400	$801	$414	$151	$24,766

Fixed Rate Annuities
0.00%-1.50%	$10	$32	$1,871	$6,379	$8,292
1.51%-2.50%	9	14	30	1	54
Greater than 2.50%	997	4	4	7	1,012
Total	$1,016	$50	$1,905	$6,387	$9,358

Universal Life
0.00%-1.50%	$1,701	$3	$—	$17	$1,721
1.51%-2.50%	—	—	—	—	—
Greater than 2.50%	346	44	1	—	391
Total	$2,047	$47	$1	$17	$2,112

	December 31, 2021
Range of guaranteed minimum crediting rate	At Guaranteed Minimum	1 Basis Point-50 Basis Points Above	51 Basis Points-150 Basis Points Above	Greater Than 150 Basis Points Above	Total
FIA
0.00%-1.50%	$20,162	$803	$388	$—	$21,353
1.51%-2.50%	171	11	25	—	207
Greater than 2.50%	431	3	3	—	437
Total	$20,764	$817	$416	$—	$21,997

Fixed Rate Annuities
0.00%-1.50%	$2	$28	$1,928	$3,219	$5,177
1.51%-2.50%	9	15	37	1	62
Greater than 2.50%	954	142	25	7	1,128
Total	$965	$185	$1,990	$3,227	$6,367

Universal Life
0.00%-1.50%	$1,486	$2	$—	$13	$1,501
1.51%-2.50%	—	—	—	—	—
Greater than 2.50%	359	46	1	—	406
Total	$1,845	$48	$1	$13	$1,907

Note J — Future Policy Benefits
The following table summarizes balances and changes in the present value of expected net premiums and the present value of the expected FPB for nonparticipating traditional contracts (in millions):

	September 30, 2023	December 31, 2022	December 31, 2021
Expected net premiums
Balance, beginning of year	$797	$1,020	$1,152
Beginning balance at original discount rate	974	1,045	1,131
Effect of actual variances from expected experience	6	33	25
Balance adjusted for variances from expectation	980	1,078	1,156
Interest accrual	14	20	22
Net premiums collected	(89)	(124)	(133)
Ending Balance at original discount rate	905	974	1,045
Effect of changes in discount rate assumptions	(196)	(177)	(25)
Balance, end of year	$709	$797	$1,020

Expected FPB
Balance, beginning of year	$2,151	$2,772	$3,105
Beginning balance at original discount rate	2,665	2,806	2,995
Effect of actual variances from expected experience	(16)	13	(14)
Balance adjusted for variances from expectation	2,649	$2,819	$2,981
Interest accrual	42	59	62
Benefits payments	(152)	(213)	(237)
Ending Balance at original discount rate	2,539	$2,665	$2,806
Effect of changes in discount rate assumptions	(558)	(514)	(34)
Balance, end of year	$1,981	$2,151	$2,772

Net liability for future policy benefits	$1,272	$1,354	$1,752
Less: Reinsurance recoverable	463	612	749
Net liability for future policy benefits, after reinsurance recoverable	$809	$742	$1,003

Weighted-average duration of liability for future policyholder benefits (years)	7.36	7.58	8.54

The following tables summarize balances and changes in the present value of the expected FPB for limited-payment contracts (in millions):

	September 30, 2023
	Immediate annuities	PRT
Balance, beginning of year	$1,429	$2,165
Beginning balance at original discount rate	1,858	2,475
Effect of changes in cash flow assumptions	—	(7)
Effect of actual variances from expected experience	(13)	4
Balance adjusted for variances from expectation	1,845	2,472
Issuances	17	1,237
Interest accrual	42	79
Benefits payments	(96)	(183)
Ending Balance at original discount rate	1,808	3,605
Effect of changes in discount rate assumptions	(495)	(453)
Balance, end of year	$1,313	$3,152

Net liability for future policy benefits	$1,313	$3,152
Less: Reinsurance recoverable	110	—
Net liability for future policy benefits, after reinsurance recoverable	$1,203	$3,152

Weighted-average duration of liability for future policyholder benefits (years)	12.47	8.23

	December 31, 2022
	Immediate annuities	PRT
Balance, beginning of year	$1,954	$1,148
Beginning balance at original discount rate	1,935	1,151
Effect of changes in cash flow assumptions	—	(20)
Effect of actual variances from expected experience	(26)	2
Balance adjusted for variances from expectation	$1,909	$1,133
Issuances	26	1,418
Interest accrual	60	50
Benefits payments	(137)	(126)
Ending Balance at original discount rate	$1,858	$2,475
Effect of changes in discount rate assumptions	(429)	(310)
Balance, end of year	$1,429	$2,165

Net liability for future policy benefits	$1,429	$2,165
Less: Reinsurance recoverable	118	—
Net liability for future policy benefits, after reinsurance recoverable	$1,311	$2,165

Weighted-average duration of liability for future policyholder benefits (years)	11.76	8.09

	December 31, 2021
	Immediate annuities	PRT
Balance, beginning of year	$2,153	$—
Beginning balance at original discount rate	2,040	—
Effect of actual variances from expected experience	(47)	—
Balance adjusted for variances from expectation	$1,993	$—
Issuances	18	1,155
Interest accrual	60	2
Benefits payments	(136)	(6)
Ending Balance at original discount rate	$1,935	$1,151
Effect of changes in discount rate assumptions	19	(3)
Balance, end of year	$1,954	$1,148

Net liability for future policy benefits	$1,954	$1,148
Less: Reinsurance recoverable	145	—
Net liability for future policy benefits, after reinsurance recoverable	$1,809	$1,148

Weighted-average duration of liability for future policyholder benefits (years)	13.61	8.75
The following tables summarize balances and changes in the liability for DPL for limited-payment contracts (in millions):

	September 30, 2023		December 31, 2022		December 31, 2021
	Immediate annuities	PRT	Immediate annuities	PRT	Immediate annuities	PRT
Balance, beginning of year	$69	$4	$57	$7	$22	$—
Effect of modeling changes	4		—	—	—	—
Effect of changes in cash flow assumptions	—	—	—	(2)	—	—
Effect of actual variances from expected experience	10	1	16	—	39	—
Balance adjusted for variances from expectation	83	5	73	5	61	—
Issuances	2	—	1	—	$—	$7
Interest accrual	2	—	2	—	2	—
Amortization	(5)	(1)	(7)	(1)	(6)	—
Balance, end of year	$82	$4	$69	$4	$57	$7
The following table reconciles the net FPB to the FPB in the Condensed Consolidated Balance Sheets (in millions). The DPL for Immediate Annuities and PRT is presented together with the FPB in the Condensed Consolidated Balance Sheets and has been included as a reconciling item in the table below:

	September 30, 2023	December 31, 2022	December 31, 2021
Traditional Life	$1,272	$1,354	$1,752
Immediate annuities	1,313	1,429	1,954
PRT	3,152	2,165	1,148
Immediate annuities DPL	82	69	57
PRT DPL	4	4	7
Total	$5,823	$5,021	$4,918

The following table provides the amount of undiscounted and discounted expected gross premiums and expected future benefits and expenses for nonparticipating traditional and limited-payment contracts (in millions):

	Undiscounted		Discounted
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Traditional Life
Expected future benefit payments	$2,996	$3,146	$1,984	$2,646
Expected future gross premiums	1,116	1,209	772	1,060
Immediate annuities
Expected future benefit payments	$3,227	$3,472	$1,313	$1,883
Expected future gross premiums	—	—	—	—
PRT
Expected future benefit payments	$5,445	$3,191	$3,605	$2,255
Expected future gross premiums	—	—	—	—
The following table summarizes the amount of revenue and interest related to nonparticipating traditional and limited-payment contracts recognized in the unaudited Condensed Consolidated Statements of Operations (in millions):

	Gross Premiums (a)		Interest Expense (b)
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Traditional Life	$94	$104	$28	$29
Immediate annuities	18	20	42	45
PRT	1,207	1,125	79	31
Total	$1,319	$1,249	$149	$105
(a)     Included in Life insurance premiums and other fees on the unaudited Condensed Consolidated Statements of Operations.
(b)    Included in Benefits and other changes in policy reserves (remeasurement gains (losses) (a)) on the unaudited Condensed Consolidated Statements of Operations.
The following table presents the weighted-average interest rate:

	September 30, 2023	December 31, 2022	December 31, 2021
Traditional Life
Interest accretion rate	2.33%	2.32%	2.29%
Current discount rate	4.63%	5.37%	2.41%
Immediate annuities
Interest accretion rate	3.14%	3.07%	3.04%
Current discount rate	5.74%	5.21%	3.07%
PRT
Interest accretion rate	4.24%	3.20%	1.20%
Current discount rate	6.03%	5.40%	2.79%

The following tables summarize the actual experience and expected experience for mortality and lapses of the FPB:

	September 30, 2023
	Traditional Life	Immediate annuities	PRT
Mortality
Actual experience	1.7%	3.0%	1.9%
Expected experience	1.4%	1.6%	2.2%
Lapses
Actual experience	—%	—%	—%
Expected experience	0.3%	—%	—%

	December 31, 2022
	Traditional Life	Immediate annuities	PRT
Mortality
Actual experience	1.5%	3.0%	1.9%
Expected experience	1.3%	1.9%	2.5%
Lapses
Actual experience	—%	—%	—%
Expected experience	0.3%	—%	—%

	December 31, 2021
	Traditional Life	Immediate annuities	PRT
Mortality
Actual experience	1.7%	4.2%	—%
Expected experience	1.3%	2.0%	—%
Lapses
Actual experience	0.1%	—%	—%
Expected experience	0.3%	—%	—%
The following table provides additional information for periods in which a cohort has an NPR > 100% (and therefore capped at 100%) (dollars in millions):

	September 30, 2023		December 31, 2022
	Cohort X	Description	Cohort X	Description
Net Premium Ratio before capping	100%	Term with ROP Non-NY Cohort	100%	Term with ROP Non-NY Cohort
Reserves before NP Ratio capping	$1,117	Term with ROP Non-NY Cohort	$1,172	Term with ROP Non-NY Cohort
Reserves after NP Ratio capping	$1,117	Term with ROP Non-NY Cohort	$1,173	Term with ROP Non-NY Cohort
Loss Expense	$—	Term with ROP Non-NY Cohort	$—	Term with ROP Non-NY Cohort
F&G realized actual-to-expected experience variances and made changes to assumptions during the nine months ended September 30, 2023 and the year ended December 31, 2022 as follows:

Traditional life

Significant assumption inputs to the calculation of the FPB for traditional life include mortality, lapses (including lapses due to nonpayment of premium and surrenders for cash surrender value), and discount rates (both accretion and current). We review the cash flow assumptions annually, typically in the third quarter. In 2023, F&G undertook a review of all significant assumptions and revised the lapse assumption, resulting in a slight decrease to the FPB. There have been no other significant changes.

Market data that underlies current discount rates was updated in the first nine months of 2023 from that utilized in 2022 resulting in increased discount rates that drove a material decrease to the FPB.

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

Immediate annuities (life contingent)

Significant assumption inputs to the calculation of the FPB for immediate annuities (life contingent) include mortality and discount rates (both accretion and current). We review the cash flow assumptions annually, typically in the third quarter. Market data that underlies current discount rates was updated in the first nine months of 2023 from that utilized in 2022, resulting in decreased discount rates that drove a material increase to the FPB.

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

PRT (life contingent)

Significant assumption inputs to the calculation of the FPB for PRT (life contingent) include mortality and discount rates (both accretion and current). We review the cash flow assumptions annually, typically in the third quarter. Market data that underlies current discount rates was updated in the first nine months of 2023 from 2022 resulting in decreased discount rates that drove a material increase to the FPB.

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

Note K - Accounts Payable and Accrued Liabilities
As of September 30, 2023 and December 31, 2022, the total URL balance of $241 million and $166 million, respectively, is included in Accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets. The following table presents a reconciliation of Accounts payable and accrued liabilities to the Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022 (in millions):

	September 30, 2023	December 31, 2022
Salaries and incentives	$74	$72
Accrued benefits	58	58
URL	241	166
Trade accounts payable	135	114
Liability for policy and contract claims	82	109
Retained asset account	89	117
Remittances and items not allocated	156	225
Option collateral liabilities	290	178
Lease liability	12	13
Investment purchases payable	159	4
Other accrued liabilities	156	204
Accounts payable and accrued liabilities	$1,452	$1,260
The following tables roll forward URL for the nine months ended September 30, 2023 and September 30, 2022 (in millions):

	Universal Life	Total
Balance at January 1, 2023	$166	$166
Capitalization	87	87
Amortization	(12)	(12)
Balance at September 30, 2023	$241	$241

	Universal Life	Total
Balance at January 1, 2022	$87	$87
Capitalization	64	64
Amortization	(7)	(7)
Balance at September 30, 2022	$144	$144
For IUL the cash flow assumptions used to amortize URL reflect the Company’s best estimates for policyholder behavior. We review cash flow assumptions annually, generally in the third quarter. In 2023, F&G undertook a review of all significant assumptions and there were no changes with a significant impact. In 2022, F&G undertook a review of all significant assumptions and there were no significant changes.

Note L — Notes Payable
The carrying amounts of notes payable are summarized as follows (in millions):

	September 30, 2023	December 31, 2022
Revolving Credit Facility - Short-term	$511	$547
7.40% F&G Notes	495	—
5.50% F&G Notes	563	567
Notes payable	$1,569	$1,114
On January 13, 2023, F&G completed its issuance and sale of $500 million aggregate principal amount of its 7.40% F&G Notes. F&G intends to use the net proceeds from the offering for general corporate purposes, including to support the growth of assets under management and for F&G's future liquidity requirements. The Senior notes were registered under the Securities Act of 1933 (as amended).
On November 22, 2022, we entered into a Credit Agreement (as defined above, the “Credit Agreement”) with certain lenders (the “Lenders”) and Bank of America, N.A. as administrative agent (in such capacity, the “Administrative Agent”), swing line lender and an issuing bank, pursuant to which the Lenders have made available an unsecured revolving credit facility in an aggregate principal amount of $550 million to be used for working capital and general corporate purposes. As of December 31, 2022, the revolving credit facility was fully drawn with $550 million outstanding. A net partial revolver paydown of $35 million was made on January 6, 2023 and, on February 21, 2023, we entered into an amendment with the Lenders to increase the available aggregate principal amount of the Credit Agreement by $115 million to $665 million. As of September 30, 2023, we had $515 million drawn on the revolving credit facility with $150 million of remaining borrowing availability. The average variable interest rate on the revolver was 6.62% for the nine months ended September 30, 2023.
Gross principal maturities of notes payable at September 30, 2023 are as follows (in millions):

2023	$515
2024	—
2025	550
2026	—
2027	—
Thereafter	500
$1,565
Note M — Supplemental Cash Flow Information
The following supplemental cash flow information is provided with respect to certain cash payment and non-cash investing and financing activities (in millions).

	Nine months ended
	September 30, 2023	September 30, 2022
Cash paid for:
Interest	$60	$18
Income taxes	—	(23)
Deferred sales inducements	112	60
Non-cash investing and financing activities:
Investments received from pension risk transfer premiums	332	—
Change in proceeds of sales of investments available for sale receivable in period	34	150
Change in purchases of investments available for sale payable in period	146	171

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
We review lawsuits and other legal and regulatory matters (collectively “legal proceedings”) on an ongoing basis when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, management bases its decision on its assessment of the ultimate outcome assuming all appeals have been exhausted. For legal proceedings in which it has been determined that a loss is both probable and reasonably estimable, a liability based on known facts and that represents our best estimate has been recorded. Our accrual for legal and regulatory matters was insignificant as of September 30, 2023 and December 31, 2022. We do not consider (i) the amounts we have currently recorded for all legal proceedings in which it has been determined that a loss is both probable and reasonably estimable and (ii) reasonably possible losses for all pending legal proceedings to be material to our financial statements either individually or in the aggregate. Actual losses may materially differ from the amounts recorded and the ultimate outcome of our pending legal proceedings is generally not yet determinable. While some of these matters could be material to our operating results or cash flows for any particular period if an unfavorable outcome results, at present we do not believe that the ultimate resolution of currently pending legal proceedings, either individually or in the aggregate, will have a material adverse effect on our financial condition.
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
F&G is a defendant in two putative class action lawsuits related to the alleged compromise of certain of F&G’s customers’ personal information resulting from an alleged vulnerability in the MOVEit file transfer software. F&G’s vendor, Pension Benefit Information, LLC (“PBI”), used the MOVEit software in the course of providing audit and address research services to F&G and many other corporate customers. Miller v. F&G, No. 4:23-cv-00326, was filed against F&G in the Southern District of Iowa on August 31, 2023. Miller alleges that he is an F&G customer whose information was impacted in the MOVEit incident and brings common law tort and implied contract claims. F&G has yet to be served in Miller. Plaintiff seeks injunctive relief and damages. Cooper v. Progress Software Corp., No. 1:23-cv-12067, was filed against F&G and five other defendants in the District of Massachusetts on September 7, 2023. F&G was served on September 15, 2023. Cooper also alleges that he is an F&G customer and brings similar common law tort claims and alleges claims as a purported third-party beneficiary of an alleged contract. Plaintiff seeks declaratory and injunctive relief and damages. At this time, F&G does not believe the incident will have a material impact on its business, operations, or financial results.
Well over 150 similar lawsuits have been filed against other entities impacted by the MOVEit incident including a number of such lawsuits related to PBI’s use of MOVEit. On October 4, 2023, the U.S. Judicial Panel on Multidistrict Litigation (JPML) created a multidistrict litigation (MDL) pursuant to 28 U.S.C. § 1407 to handle all litigation brought by individuals whose information was potentially compromised in connection with the alleged MOVEit vulnerability. The JPML assigned the MDL to Judge Allison Burroughs of the U.S. District Court for the District of Massachusetts. Following creation of the MDL, Miller was transferred to Judge Burroughs on October 6.

Cooper, which is already before another judge in the District of Massachusetts, will be transferred through an intradistrict process. Judge Burroughs is likely to issue a Case Management Order with additional processes and a preliminary schedule as a next step in the consolidated litigations.
From time to time we receive inquiries and requests for information from state insurance departments, attorneys general and other regulatory agencies about various matters relating to our business. Sometimes these take the form of civil investigative demands or subpoenas. We cooperate with all such inquiries and we have responded to or are currently responding to inquiries from multiple governmental agencies. From time to time, we are assessed fines for violations of regulations or other matters or enter into settlements with such authorities, which may require us to pay fines or claims or take other actions. We do not anticipate such fines and settlements, either individually or in the aggregate, will have a material adverse effect on the Company’s business, operations, or financial results.
Commitments
We have unfunded commitments as of September 30, 2023 based upon the timing of when investments and agreements are executed or signed compared to when the actual investments and agreements are funded or closed. Some investments require that funding occur over a period of months or years. A summary of unfunded commitments by commitment type as of September 30, 2023 is included below (in millions):

September 30, 2023
Commitment Type
Unconsolidated VIEs:
Limited partnerships	$1,606
Whole loans	915
Fixed maturity securities, ABS	187
Direct Lending	859
Other fixed maturity securities, AFS	13
Commercial mortgage loans	35
Other assets	388
Other invested assets	59
Total	$4,062
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
FGL Insurance applies Iowa-prescribed accounting practices prescribed by 191 Iowa Administrative Code ("IAC") 97, "Accounting for Certain Derivative Instruments Used to Hedge the Growth in Interest Credited for Indexed Insurance Products and Accounting for the Indexed Insurance Products Reserve", for its fixed indexed annuities ("FIA") products, and as of October 1, 2022, indexed universal life ("IUL") products. Under these alternative accounting practices, the call option derivative instruments that hedge the growth in interest credited on index products are accounted for at amortized cost with the corresponding amortization recorded as a decrease to net investment income and indexed annuity reserves are calculated based on Standard Valuation Law and Actuarial Guideline XXXV assuming the market value of the call options associated with the current index term is zero regardless of the observable market value for such options. This resulted in a $113 million and $152 million decrease to statutory capital and surplus at September 30, 2023 and December 31, 2022, respectively.
Based on a permitted practice received from the Iowa Insurance Department, FGL Insurance carries one of its limited partnership interests which qualifies for accounting under SSAP No. 48, “Investments in Joint Ventures, Partnerships and Limited Liability Companies” on a net asset value per share basis. This is a departure from SSAP No. 48 which requires such investments to be carried based on the investees underlying U.S. GAAP equity (prior to any impairment considerations). This resulted in a $16 million and $13 million increase to statutory capital and surplus at September 30, 2023 and December 31, 2022, respectively.
FGL Insurance’s statutory carrying value of Raven Re reflects the effect of permitted practices Raven Re received to treat the available amount of a letter of credit as an admitted asset, which increased Raven Re’s statutory capital and surplus by $200 million and $200 million at September 30, 2023 and December 31, 2022, respectively.
Raven Re is also permitted to follow Iowa prescribed statutory accounting practice for its reserves on reinsurance assumed from FGL Insurance. Without such permitted statutory accounting practices, Raven Re’s statutory capital and surplus (deficit) and its risk-based capital would fall below the minimum regulatory requirements. The letter of credit facility is collateralized by NAIC 1 rated debt securities. If the permitted practice was revoked, the letter of credit could be replaced by the collateral assets with Nomura’s consent. FGL Insurance’s statutory carrying value of Raven Re was $121 million and $121 million at September 30, 2023 and December 31, 2022, respectively.
As of September 30, 2023, FGL NY Insurance did not follow any prescribed or permitted statutory accounting practices that differ from the NAIC's statutory accounting practices.
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
The following table presents the effect of transition adjustments on Equity on January 1, 2021 due to the adoption of ASU 2018-12 (in millions):

	January 1, 2021
	Retained Earnings	AOCI
Contractholder funds	$101	$115
MRBs	30	(160)
FPB	(14)	(159)
VOBA	(21)	233
DAC	(1)	5
Increase to Equity, gross of tax	$95	$34
Tax impact	20	9
Increase to Equity, net of tax	$75	$25
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
We adopted Accounting Standards Update (“ASU”) 2018-12, Financial Services-Insurance (Topic 944), Targeted Improvements to the Accounting for Long-Duration Contracts (“ASU 2018-12”) on January 1, 2023, with a transition date of January 1, 2021, or the beginning of the earliest period that will be presented in the annual December 31, 2023 Consolidated Financial Statements. We elected to adopt ASU 2018-12 using the full retrospective transition method and balances for liability for future policy benefits (“FPB”), deferred acquisition costs ("DAC”) and balances amortized on a basis consistent with DAC, value of business acquired ("VOBA”), deferred sales inducements (“DSI”), and unearned revenue liabilities (“URL”), and market risk benefits (“MRB”) were adjusted to conform to ASU 2018-12 starting as of the FNF Acquisition Date, June 1, 2020 (the “FNF Acquisition Date”). The 2022 and 2021 financial information contained herein have been adjusted for our full retrospective adoption of this update
Business Trends and Conditions
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

Interest Rate Environment
Some of our products include guaranteed minimum crediting rates, most notably our fixed rate annuities. As of September 30, 2023 and December 31, 2022, our reserves, net of reinsurance, and average crediting rate on our fixed rate annuities were $6 billion and 4%, respectively, and $6 billion and 3%, respectively. We are required to pay the guaranteed minimum crediting rates even if earnings on our investment portfolio decline, which would negatively impact earnings. In addition, we expect more policyholders to hold policies with comparatively high guaranteed rates for a longer period in a low interest rate environment. Conversely, a rise in average yield on our investment portfolio would increase earnings if the average interest rate we pay on our products does not rise correspondingly. Similarly, we expect that policyholders would be less likely to hold policies with existing guarantees as interest rates rise and the relative value of other new business offerings are increased, which would negatively impact our earnings and cash flows.
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
Critical Accounting Policies and Estimates
The accounting estimates described in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2022 and as updated below for changes, including those required by the adoption of ASC 2018-12, are those we consider critical in preparing our Condensed Consolidated Financial Statements. Management is required to make estimates and assumptions that can affect the reported amounts of assets and liabilities and disclosures with respect to contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates. See Note A - Basis of Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional description of certain significant accounting policies that have been followed in preparing our Condensed Consolidated Financial Statements.
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
Our aggregate reserves for contractholder funds, FPBs and MRBs on a direct and net basis as of September 30, 2023 and December 31, 2022 are summarized as follows (dollars in millions):

	As of September 30, 2023
	Direct	Deposit Asset/ Reinsurance Recoverable	Net
Fixed indexed annuities (“FIA”)	$26,659	$(17)	$26,642
Fixed rate annuities	11,991	(5,963)	6,028
Single premium immediate annuities (“SPIA”) and other	1,708	(110)	1,598
IUL and other life	3,625	(1,372)	2,253
Funding agreement backed notes ("FABN")	4,969	—	4,969
PRT	3,160	—	3,160
Total	$52,112	$(7,462)	$44,650

	As of December 31, 2022
	Direct	Deposit Asset/ Reinsurance Recoverable	Net
FIA	$24,704	$(16)	$24,688
Fixed rate annuities	9,360	(3,723)	5,637
SPIA and other	1,829	(118)	1,711
IUL and other life	3,486	(1,560)	1,926
FABN	4,595	—	4,595
PRT	2,172	—	2,172
Total	$46,146	$(5,417)	$40,729

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

The fair value of derivative assets and liabilities is based upon valuation pricing models or independent broker quotes and represents what we would expect to receive or pay at the balance sheet date if we canceled or exercised the derivative, or entered into offsetting positions. Fair values for instruments utilizing valuation pricing models are determined internally using a conventional model and market observable inputs, including interest rates, yield curve volatilities and other factors. Credit risk related to the counterparty is considered when estimating the fair values of these derivatives. However, we are largely protected by collateral arrangements with counterparties when individual counterparty exposures exceed certain thresholds. The fair value of futures contracts (specifically for FIA contracts) at the balance sheet date represents the cumulative unsettled variation margin (open trade equity net of cash settlements). The fair value of an interest rate swap represents the change in projected interest rates between the reporting date and the date the interest rate swap was executed. The fair values of the embedded derivatives in our FIA and IUL contracts are derived using market value of options, use of current and budgeted option cost, swap rates, mortality rates, surrender rates, partial withdrawals, and non-performance spread and are classified as Level 3. The discount rate used to determine the fair value of our FIA/IUL embedded derivative liabilities includes an adjustment to reflect the risk that these obligations will not be fulfilled (“non-performance risk”). For the nine months ended September 30, 2023 and the year ended December 31, 2022, our non-performance risk adjustment was based on the expected loss due to default in debt obligations for similarly rated financial companies. See Note B

- Fair Value of Financial Instruments and Note D - Derivative Financial Instruments to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
As discussed in Note E - Reinsurance of our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, FGL Insurance entered into a reinsurance agreement with Kubera effective December 31, 2018, to cede certain MYGAs and other fixed rate annuity GAAP and statutory reserves on a coinsurance funds withheld basis, net of applicable existing reinsurance. Effective October 31, 2021, this agreement was novated from Kubera to Somerset. Additionally, FGL Insurance entered into a reinsurance agreement with Aspida Re effective January 1, 2021, and amended in August 2021, September 2022 and July 2023, to cede a quota share of MYGA business on a funds withheld basis. Fair value movements in the funds withheld balances associated with these arrangements create an obligation for FGL Insurance to pay Somerset and Aspida Re at a later date, which results in embedded derivatives. These embedded derivatives are considered total return swaps with contractual returns that are attributable to the assets and liabilities associated with the reinsurance arrangements. The fair value of the total return swaps are based on the change in fair value of the underlying assets held in the funds withheld portfolio. Investment results for the assets that support the coinsurance with funds withheld reinsurance arrangement, including gains and losses from sales, are passed directly to the reinsurer pursuant to contractual terms of the reinsurance arrangement. The reinsurance related embedded derivatives are reported in Prepaid expenses and other assets if in a net gain position, or Accounts payable and accrued liabilities, if in a net loss position on the Condensed Consolidated Balance Sheets. The related gains or losses are reported in Recognized gains and (losses), net on the unaudited Condensed Consolidated Statements of Operations.

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

Business Overview
We have five distribution channels across retail and institutional markets. Our three retail channels include agent-based Independent Marketing Organizations (“IMOs”), banks and broker dealers. We have deep, long-tenured relationships with our network of leading IMOs and their agents to serve the needs of the middle-income market and develop competitive annuity and life products to align with their evolving needs. Upon FNF’s acquisition of F&G on June 1, 2020 (the “FNF Acquisition), and F&G’s subsequent rating upgrades in mid-2020, we launched into banks and broker dealers. Further, in 2021, we launched into two institutional markets to originate Funding Agreement Backed Notes (“FABN”) and PRT transactions. The FABN Program offers funding agreements to institutional clients by means of capital markets transactions through investment banks. The funding agreements issued under the FABN Program are in addition to those issued to the Federal Home Loan Bank of Atlanta (“FHLB”). The PRT solutions business was launched by building an experienced team and then working with brokers and institutional consultants for distribution. These markets leverage our existing team's spread-based capabilities as well as our strategic partnership with Blackstone.
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
Key Components of Our Historical Results of Operations
Through our insurance subsidiaries, we issue a broad portfolio of deferred annuities (FIA and fixed rate annuities), IUL insurance, immediate annuities, funding agreements and PRT solutions. A deferred annuity is a type of contract that accumulates value on a tax deferred basis and typically begins making specified periodic or lump sum payments a certain number of years after the contract has been issued. IUL insurance is a complementary type of contract that accumulates value in a cash value account and provides a payment to designated beneficiaries upon the policyholder’s death. An immediate annuity is a type of contract that begins making specified payments within one annuity period (e.g., one month or one year) and typically makes payments of principal and interest earnings over a period of time. As defined by the Iowa Insurance Division, a funding agreement is an agreement for an insurer to accept and accumulate funds and to make one or more payments at future dates in amounts that are not based on mortality or morbidity contingencies of the person to whom the funding agreement is issued. In essence, funding agreement providers issue fixed maturity contracts with fixed or floating interest rates in exchange for a single upfront premium. Our PRT products are comparable to income annuities, as we generally receive a single, upfront premium in exchange for paying a guaranteed stream of future income payments which are typically fixed in nature, but may vary in duration based on participant mortality experience.
Under GAAP, premium collections for deferred annuities (FIAs and fixed rate annuities), immediate annuities and PRT without life contingency, and deposits received for funding agreements are reported in the financial statements as deposit liabilities (i.e., contractholder funds) instead of as sales or revenues. Similarly, cash payments to customers are reported as decreases in the liability for contractholder funds and not as expenses. Sources of revenues for products accounted for as deposit liabilities are net investment income, surrender, cost of insurance and other charges deducted from contractholder funds (i.e. amortization of URL), and net realized gains (losses) on investments. Components of expenses for products accounted for as deposit liabilities are interest-sensitive and index product benefits (primarily interest credited to account balances or the hedging cost of providing index credits to the policyholder), amortization of VOBA, DAC, DSI and URL, and other operating costs and expenses.

F&G hedges certain portions of its exposure to product related equity market risk by entering into derivative transactions. We purchase derivatives consisting predominantly of call options and, to a lesser degree, futures contracts (specifically for FIA contracts) on the equity indices underlying the applicable policy. These derivatives are used to offset the reserve impact of the index credits due to policyholders under the FIA and IUL contracts. The majority of all such call options are one-year options purchased to match the funding requirements underlying the FIA/IUL contracts. We attempt to manage the cost of these purchases through the terms of our FIA/IUL contracts, which permit us to change caps, spread, or participation rates on each policy's annual anniversary, subject to certain guaranteed minimums that must be maintained. The call options and futures contracts are marked to fair value with the change in fair value included as a component of net investment gains (losses). The change in fair value of the call options and futures contracts includes the gains and losses recognized at the expiration of the instruments’ terms or upon early termination and the changes in fair value of open positions. In addition, to reduce market risks from interest rate changes on our earnings associated with our floating rate investments, during the nine months ended September 30, 2023 we have executed pay-float and receive-fixed interest rate swaps.

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

Earnings from products accounted for as deposit liabilities are primarily generated from the excess of net investment income earned over the sum of interest credited to policyholders and the cost of hedging our risk on FIA/IUL policies, which includes the expenses incurred to fund the index credits. Proceeds received upon expiration or early termination of call options purchased to fund annual index credits are recorded as part of the change in fair value of derivatives, and are largely offset by an expense for index credits earned on annuity contractholder fund balances.
Our profitability depends in large part upon the amount of AUM (see “—Non-GAAP Financial Measures”), the excess of net investment income earned over the sum of interest credited to policyholders and the cost of hedging our risk on indexed product policies, earned on our average assets under management (“AAUM” — see “—Non-GAAP Financial Measures”), our ability to manage our expenses and the costs of acquiring new business (principally commissions to agents and bonuses credited to policyholders). As we grow AUM, earnings generally increase. AUM increases when cash inflows, which include sales, exceed cash outflows. Managing the excess of net investment income earned over the sum of interest credited to policyholders and the cost of hedging our risk on indexed product policies, involves the ability to maximize returns on our AUM and minimize risks such as interest rate changes and defaults or impairment of investments. It also includes our ability to manage interest rates credited to policyholders and costs of the options and futures purchased to fund the annual index credits on the FIA/IULs. We analyze returns on AAUM to measure our profitability.
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
Adjusted Net Earnings
Adjusted net earnings is a non-GAAP economic measure we use to evaluate financial performance each period. Adjusted net earnings is calculated by adjusting net earnings (loss) to eliminate:
(i) Recognized (gains) and losses, net: the impact of net investment gains/losses, including changes in allowance for expected credit losses and other than temporary impairment (“OTTI”) losses, recognized in operations; and the effects of changes in fair value of the reinsurance related embedded derivative and other derivatives, including interest rate swaps and forwards;
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
(iii) Purchase price amortization: the impacts related to the amortization of certain intangibles (internally developed software, trademarks and value of distribution asset recognized as a result of acquisition activities);
(iv) Transaction costs: the impacts related to acquisition, integration and merger related items;
(v) Other “non-recurring,” “infrequent” or “unusual items”: Management excludes certain items determined to be “non-recurring,” “infrequent” or “unusual” from adjusted net earnings when incurred if it is determined these expenses are not a reflection of the core business and when the nature of the item is such that it is not reasonably likely to recur within two years and/or there was not a similar item in the preceding two years; and
(vi) Income taxes: the income tax impact related to the above-mentioned adjustments is measured using an effective tax rate, as appropriate by tax jurisdiction.
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
Amounts attributable to the fair value accounting for derivatives hedging the FIA and IUL index credits and the related embedded derivative liability fluctuate from period to period based upon changes in the derivative’s underlying index, changes in the interest rates and non-performance credit spreads used to discount the embedded derivative liability, and the fair value assumptions reflected in the embedded derivative liability. The accounting standards for fair value measurement require the discount rates used in the calculation of the embedded derivative liability to be based on risk-free interest rates adjusted for our non-performance as of the reporting date. The impact of the change in fair values of these derivatives and hedging costs has been removed from net earnings (loss) in calculating adjusted net earnings.
Assets Under Management (“AUM”)
AUM is comprised of the following components and is reported net of reinsurance qualifying for risk transfer in accordance with GAAP:
(i)total invested assets at amortized cost, excluding investments in unconsolidated affiliates and derivatives;
(ii)investments in unconsolidated affiliates at carrying value;
(iii)related party loans and investments;
(iv)accrued investment income;
(v)the net payable/receivable for the purchase/sale of investments; and
(vi)cash and cash equivalents excluding derivative collateral at the end of the period
Management considers this non-GAAP financial measure to be useful internally and to investors and analysts when assessing the size of our investment portfolio that is retained.

Average Assets Under Management (AAUM) (Quarterly and YTD)
AAUM is calculated as AUM at the beginning of the period and the end of each month in the period, divided by the total number of months in the period plus one.
Management considers this non-GAAP financial measure to be useful internally and to investors and analysts when assessing the rate of return on retained assets.
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

Results of Operations
The results of operations for the three and nine months ended September 30, 2023 and September 30, 2022 were as follows (in millions):

	Three months ended		Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Revenues:
Life insurance premiums and other fees	$582	$702	$1,523	$1,369
Interest and investment income	578	340	1,622	1,216
Recognized gains and (losses), net	(309)	(140)	(257)	(863)
Total revenues	851	902	2,888	1,722
Benefits and expenses:
Benefits and other changes in policy reserves	292	570	1,921	396
Market risk benefit (gains) losses	(49)	(68)	(20)	(187)
Depreciation and amortization	108	82	302	238
Personnel costs	58	46	167	110
Other operating expenses	38	28	107	77
Interest expense	24	6	71	23
Total benefits and expenses	471	664	2,548	657

Earnings before income taxes	$380	$238	$340	$1,065
Income tax expense	74	51	99	254
Net earnings	$306	$187	$241	$811
The following table summarizes sales by product type (in millions) (see “Non-GAAP Financial Measures”):

	Three months ended		Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
FIA	$1,122	$1,109	$3,557	$3,185
Fixed rate annuities ("MYGA")	736	1,108	3,313	2,668
Total annuity	1,858	2,217	6,870	5,853
IUL	38	36	117	92
Funding agreements	415	—	871	1,443
PRT	470	620	1,212	1,147
Gross Sales	$2,781	$2,873	$9,070	$8,535
Sales attributable to flow reinsurance to third parties	(513)	(660)	(2,381)	(1,440)
Net Sales	$2,268	$2,213	$6,689	$7,095
•Total annuity sales decreased during the three months ended September 30, 2023, compared to the three months ended September 30, 2022. Coming off higher sales in the first six months of 2023, annuity sales were intentionally lower in the three months ended September 30, 2023 as we expanded our reinsurance agreements and enhanced product features to position our annuity products for the fourth quarter of 2023 and into 2024. Total annuity sales increased for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, reflecting execution of the Company’s diversified growth strategy with a disciplined approach to pricing in the current macro environment, given demand for our Retail products due to higher interest rates and market volatility.
•Funding agreements, reflecting new FABN and FHLB agreements during the three and nine months ended September 30, 2023, were higher for the three months ended September 30, 2023 and lower for the nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022, respectively, and are subject to fluctuation period to period based on the timing of entering the new agreements.
•PRT sales decreased for the three months ended September 30, 2023 and increased during the nine months ended September 30, 2023, compared to the three and nine months ended September 30, 2022, respectively, reflecting the timing of PRT transactions and are also subject to fluctuation period to period.
•Sales attributable to flow reinsurance to third parties were lower during the three months ended September 30, 2023 and higher during the nine months ended September 30, 2023, compared to the three and nine months ended September 30, 2022, reflecting the level of MYGA sales and include changes in the percentage ceded during the periods.

Revenues
Life insurance premiums and other fees
Life insurance premiums and other fees primarily reflect premiums on life-contingent PRTs and traditional life insurance products, which are recognized as revenue when due from the policyholder, as well as policy rider fees primarily on FIA policies, the cost of insurance on IUL policies and surrender charges assessed against policy withdrawals in excess of the policyholder's allowable penalty-free amounts (up to 10% of the prior year's value, subject to certain limitations). The following table summarizes the Life insurance premiums and other fees, on the unaudited Condensed Consolidated Statements of Operations (in millions), for the three and nine months ended September 30, 2023 and September 30, 2022:

	Three months ended		Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Life-contingent pension risk transfer premiums	$470	$605	$1,207	$1,125
Traditional life insurance premiums	4	4	15	11
Life-contingent immediate annuity premiums	8	3	19	15
Surrender charges	27	15	66	38
Policyholder fees and other income	73	75	216	180
Life insurance premiums and other fees	$582	$702	$1,523	$1,369
•Life insurance premiums and other fees decreased for the three months ended September 30, 2023 and increased for the nine months ended September 30, 2023, compared to the three and nine months ended September 30, 2022 respectively, reflecting the timing of PRT transactions. As noted above, PRT premiums are subject to fluctuation period to period.
•Surrender charges increased for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022, primarily reflecting higher amounts assessed against policy withdrawals in excess of the policyholder's allowable penalty-free amounts primarily on our FIA policies.
•Policyholder fees and other income were relatively unchanged for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. Policyholder fees and other income were higher in the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, primarily due to increased GMWB rider fees, cost of insurance charges on IUL policies and IUL premium loads, net of changes in URL. GMWB rider fees are based on the policyholder's benefit base and are collected at the end of the policy year.

Interest and investment income
Below is a summary of interest and investment income (in millions):

	Three months ended		Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Fixed maturity securities, available-for-sale	$476	$364	$1,356	$1,019
Equity securities	5	4	14	12
Preferred securities	9	10	31	36
Mortgage loans	59	48	167	136
Invested cash and short-term investments	19	10	52	23
Limited partnerships	68	(55)	169	116
Other investments	5	8	19	15
Gross investment income	$641	$389	$1,808	$1,357
Investment expense	(63)	(49)	(186)	(141)
Interest and investment income	$578	$340	$1,622	$1,216
Interest and investment income is shown net of amounts attributable to certain funds withheld reinsurance agreements which is passed along to the reinsurer in accordance with the terms of these agreements. Interest and investment income attributable to these agreements, and thus excluded from the totals in the table above, was $102 million and $236 million for the three and nine months ended September 30, 2023, respectively, and $29 million and $67 million for the three and nine months ended September 30, 2022, respectively.
Our AAUM and yield on AAUM are summarized as follows (annualized) (dollars in millions) (see “Non-GAAP Financial Measures”):

	Three months ended		Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
AAUM	$46,758	$41,081	$45,541	$39,246
Yield on AAUM (at amortized cost)	4.93%	3.31%	4.73%	4.12%
•AAUM was higher for the three and nine months ended September 30, 2023, compared to the three and nine months ended September 30, 2022, reflecting net new business asset flows, stable inforce retention and, for the nine months ended September 30, 2023, net debt proceeds.
•Interest and investment income was higher for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 primarily due to $144 million from returns on alternative investments, $47 million of all other rate impacts and $47 million from invested asset growth.
•Interest and investment income was higher for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily due to $199 million from invested asset growth, $122 million from returns on alternative investments and $85 million of all other rate impacts.

Recognized gains and (losses), net
Below is a summary of the major components included in recognized gains and (losses), net (in millions):

	Three months ended		Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net realized and unrealized (losses) gains on fixed maturity available-for-sale securities, equity securities and other invested assets	$(11)	$(81)	$(88)	$(350)
Change in allowance for expected credit losses	(4)	(7)	(33)	(14)
Net realized and unrealized (losses) gains on certain derivatives instruments	(327)	(144)	(170)	(846)
Change in fair value of reinsurance related embedded derivatives	36	94	34	357
Change in fair value of other derivatives and embedded derivatives	(3)	(2)	—	(10)
Recognized gains and (losses), net	$(309)	$(140)	$(257)	$(863)
Recognized gains and (losses), net is shown net of amounts attributable to certain funds withheld reinsurance agreements which is passed along to the reinsurer in accordance with the terms of these agreements. Recognized gains and (losses) attributable to these agreements, and thus excluded from the totals in the table above, was $43 million and $42 million for the three and nine months ended September 30, 2023, respectively, and $105 million and $384 million for the three and nine month periods ended September 30, 2022, respectively.
•For the three and nine months ended September 30, 2023, net realized and unrealized gains (losses) on fixed maturity available-for-sale securities, equity securities and other invested assets is primarily the result of realized losses on fixed maturity available-for-sale securities, partially offset by and mark-to-market gains on our equity securities and realized gains on other invested assets.
•For the three and nine months ended September 30, 2022, net realized and unrealized gains (losses) on fixed maturity available-for-sale securities, equity securities and other invested assets is primarily the result of mark-to-market losses on our equity securities and realized losses on fixed maturity available-for-sale securities.
•For all periods, net realized and unrealized gains (losses) on certain derivative instruments primarily relate to the net realized and unrealized gains (losses) on options and futures used to hedge FIA and IUL products, including gains on option and futures expiration and changes in the fair value of interest rate swaps. See the table below for primary drivers of gains (losses) on certain derivatives.
•The fair value of reinsurance related embedded derivative is based on the change in fair value of the underlying assets held in the funds withheld (“FWH”) portfolio.
We utilize a combination of static (call options) and dynamic (long futures contracts) instruments in our product hedging strategy. A substantial portion of the call options and futures contracts are based upon the S&P 500 Index with the remainder based upon other equity, bond and gold market indices.
We utilize interest rate swaps to reduce market risks from interest rate changes on our earnings associated with our floating rate investments.

The components of the realized and unrealized gains (losses) on certain derivative instruments hedging our indexed annuity, universal life products and floating rate investments are summarized in the table below (dollars in millions):

	Three months ended		Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Call options:
Realized (losses) gains	$(34)	$(79)	$(193)	$(75)
Change in unrealized (losses) gains	(274)	(70)	38	(783)
Futures contracts:
(Losses) gains on futures contracts expiration	—	(4)	6	(6)
Change in unrealized gains (losses)	(4)	(1)	(5)	(4)
Interest rate swaps	(19)	—	(19)	—
Foreign currency forward:
Gains on foreign currency forward	4	10	3	22
Total net change in fair value	$(327)	$(144)	$(170)	$(846)

Annual Point-to-Point Change in S&P 500 Index during the periods	(4)%	(5)%	12%	(25)%
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
•The net change in fair value of the interest rate swaps was primarily driven by fluctuations in the interest rate index underlying the swap contracts.

The average index credits to policyholders are as follows:

	Three months ended		Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Average Crediting Rate	3%	—%	1%	1%
S&P 500 Index:
Point-to-point strategy	3%	—%	1%	1%
Monthly average strategy	2%	—%	1%	2%
Monthly point-to-point strategy	—%	—%	—%	1%
3 year high water mark	5%	13%	8%	12%
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

Benefits and expenses
Benefits and other changes in policy reserves
Below is a summary of the major components included in Benefits and other changes in policy reserves (in millions):

	Three months ended		Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
PRT agreements	$479	$609	$1,233	$1,141
FIA/IUL market related liability movements	(432)	(209)	56	(1,323)
Index credits, interest credited & bonuses	239	118	543	472
Other changes in policy reserves	6	52	89	106
Total benefits and other changes in policy reserves	$292	$570	$1,921	$396
•PRT agreements decreased for the three months ended September 30, 2023 and increased for the nine months ended September 30, 2023, compared to the three and nine months ended September 30, 2022, respectively, reflecting the timing of PRT transactions and are subject to fluctuation period to period.
•The FIA/IUL market related liability movements during the three and nine months ended September 30, 2023 and September 30, 2022, respectively, are mainly driven by changes in the equity markets, non-performance spreads, and risk free rates during the periods. The change in risk free rates and non-performance spreads (decreased) increased the FIA market related liability by $(196) million and $(189) million during the three months ended September 30, 2023 and September 30, 2022, respectively. The change in risk free rates and non-performance spreads (decreased) increased the FIA market related liability by $(190) million and $(748) million during the nine months ended September 30, 2023 and September 30, 2022, respectively. The remaining changes in market value of the market related liability movements for all periods was driven by equity market impacts. See “Revenues — Recognized gains and (losses), net” above for summary and discussion of net unrealized gains (losses) on certain derivative instruments.
•Annually, typically in the third quarter, we review assumptions associated with reserves for policy benefits and product guarantees. During the third quarter of 2023 and for the nine months ended September 30, 2023, based on increases in interest rates and pricing changes, we updated certain FIA assumptions used to calculate the fair value of the embedded derivative component within contractholder funds and also aligned reserves to actual policyholder behavior. These changes resulted in a decrease in total benefits and other changes in policy reserves of approximately $23 million for the three months ended September 30, 2023 and an increase of approximately $74 million for the nine months ended September 30, 2023.
•Index credits, interest credited & bonuses for the three months ended September 30, 2023, were higher compared to the three months ended September 30, 2022, and primarily reflected higher amounts for FIA policies and fixed rate annuities, net of reinsurance, as a result of market movements during the respective periods and higher credits for PRT based on the growth in the portfolio. Index credits, interest credited & bonuses for the nine months ended September 30, 2023, were higher compared to the nine months ended September 30, 2022, and primarily reflected higher amounts for PRT and fixed rate annuities partially offset by lower index credits on FIA policies as a result of market movement during the respective periods. Refer to average policyholder index discussion above for details on drivers.

Market risk benefit (gains) losses
Below is a summary of market risk benefit (gains) losses (in millions):

	Three months ended		Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Market risk benefits (gains) losses	$(49)	$(68)	$(20)	$(187)
•Market risk benefits (gains) losses is primarily driven by attributed fees collected, effects of market related movements (including changes in equity markets and risk-free rates), actual policyholder behavior as compared with expected and changes in assumptions during the periods. Changes in market risk benefit (gains) losses for the three and nine months ended September 30, 2023, compared to the three and nine months ended September 30, 2022, primarily reflect a favorable GMWB utilization assumption change in 2022, less favorable market related movements and higher attributed fees. In addition, actual policyholder behavior for the three and nine months ended September 30, 2023 was more in line with expected, as compared to the three and nine months ended September 30, 2022, resulting in a favorable change to the market risk benefit (gains) losses.
Depreciation and amortization
Below is a summary of the major components included in depreciation and amortization (in millions):

	Three months ended		Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Amortization of VOBA, DAC and DSI	$101	$77	$280	$216
Amortization of other intangible assets and other depreciation	7	5	22	22
Total depreciation and amortization	$108	$82	$302	$238
•DAC, VOBA and DSI are amortized on a constant level basis for the grouped contracts over the expected term of the related contracts to approximate straight-line amortization. Depreciation and amortization increased for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022 and reflected increased DAC and DSI associated with the growth of the business, as well as a slightly increased amortization rate on some DAC and DSI balances due to updates to the surrender and mortality assumptions for the FIA and fixed-rate annuity blocks that occurred in the third quarter of 2023.
Personnel costs and other operating expenses
Below is a summary of personnel costs and other operating expenses (in millions):

	Three months ended		Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Personnel costs	$58	$46	$167	$110
Other operating expenses	38	28	107	77
Total personnel costs and other operating costs	$96	$74	$274	$187
•Personnel costs and other operating expenses for the three and nine months ended September 30, 2023 were higher compared to the three and nine months ended September 30, 2022, and primarily reflect headcount growth to support higher volumes and strategic growth capabilities.

Other items affecting net earnings
Income tax expense (benefit)
Below is a summary of the major components included in income tax expense (benefit) (dollars in millions):

	Three months ended		Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Earnings (loss) before taxes	$380	$238	$340	$1,065

Income tax expense (benefit) before valuation allowance	79	51	65	216
Change in valuation allowance	(5)	—	34	38
Income tax expense (benefit)	$74	$51	$99	$254
Effective rate	19%	21%	29%	24%
•Income tax expense for the three months ended September 30, 2023 was $74 million, compared to income tax expense of $51 million for the three months ended September 30, 2022. The effective tax rate was 19% and 21% for the three months ended September 30, 2023 and September 30, 2022 respectively. The increase in income tax expense quarter over quarter is primarily related to the increase in pre-tax income.
•Income tax expense for the nine months ended September 30, 2023 was $99 million, compared to income tax expense of $254 million for the nine months ended September 30, 2022. The effective tax rate was 29% and 24% for the nine months ended September 30, 2023 and September 30, 2022, respectively. The decrease in income tax expense period over period is primarily related to the decrease in pre-tax income.
Adjusted Net Earnings (See “—Non-GAAP Financial Measures”)
The table below shows the adjustments made to reconcile Net earnings (loss) to Adjusted net earnings (in millions):

	Three months ended		Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net earnings (loss)	$306	$187	$241	$811
Non-GAAP adjustments:
Recognized (gains) and losses, net
Net realized and unrealized (gains) losses on fixed maturity available-for-sale securities, equity securities and other invested assets	14	70	89	336
Change in allowance for expected credit losses	5	6	33	13
Change in fair value of reinsurance related embedded derivatives	(36)	(94)	(34)	(357)
Change in fair value of other derivatives and embedded derivatives	13	(7)	12	(11)
Recognized (gains) losses, net	(4)	(25)	100	(19)
Market related liability adjustments	(237)	(237)	(95)	(751)
Purchase price amortization	5	5	16	16
Transaction costs and other non-recurring items	1	4	3	8
Income taxes on non-GAAP adjustments	49	54	(5)	158
Adjusted net earnings	$120	$(12)	$260	$223

The commentary below is intended to provide additional information on the significant income and expense items that help explain the trends in our ANE for each time period, as we believe these items provide further clarity to the financial performance of the business.
•Adjusted net earnings of $120 million for the three months ended September 30, 2023 included $114 million of investment income from alternative investments. Alternative investments investment income based on management’s long-term expected return of approximately 10% was $142 million. Actual investment income was lower due to decreases in fair value of these investments.

•Adjusted net loss of $12 million for the three months ended September 30, 2022 included $11 million of investment loss from alternative investments and $11 million of other net expense items. Alternative investments investment income based on management’s long-term expected return of approximately 10% was $106 million. Actual investment income was lower due to decreases in fair value of these investments.

•Adjusted net earnings of $260 million for the nine months ended September 30, 2023 included $295 million of investment income from alternative investments and $5 million of bond prepay income, offset by $37 million tax valuation allowance. Alternative investments investment income based on management’s long-term expected return of approximately 10% was $411 million. Actual investment income was lower due to decreases in fair value of these investments.

•Adjusted net earnings of $223 million for the nine months ended September 30, 2022 included $161 million of investment income from alternative investments, $66 million gain from actuarial assumption updates, $13 million of other net income and expense items, partially offset by $38 million tax valuation allowance expense. Alternative investments investment income based on management’s long-term expected return of approximately 10% was $306 million. Actual investment income was lower due to decreases in fair value of these investments.

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
As of September 30, 2023 and December 31, 2022, the fair value of our investment portfolio was approximately $46 billion and $41 billion, respectively, and was divided among the following asset classes and sectors (dollars in millions):

	September 30, 2023		December 31, 2022
	Fair Value	Percent	Fair Value	Percent

Fixed maturity securities, available for sale:
United States Government full faith and credit	$99	—%	$32	—%
United States Government sponsored entities	34	—%	42	—%
United States municipalities, states and territories	1,485	3%	1,410	3%
Foreign Governments	206	—%	148	—%
Corporate securities:
Finance, insurance and real estate	6,332	14%	5,085	12%
Manufacturing, construction and mining	863	2%	737	2%
Utilities, energy and related sectors	2,128	5%	2,275	6%
Wholesale/retail trade	2,090	5%	2,008	5%
Services, media and other	3,417	7%	2,794	7%
Hybrid securities	601	1%	705	2%
Non-agency residential mortgage-backed securities	2,135	5%	1,479	4%
Commercial mortgage-backed securities	4,109	9%	3,036	7%
Asset-backed securities	8,448	18%	7,245	18%
Collateral loan obligations ("CLO")	4,924	11%	4,222	10%
Total fixed maturity available for sale securities	$36,871	80%	$31,218	76%
Equity securities (a)	721	2%	823	2%
Limited partnerships:
Private equity	1,153	2%	1,129	3%
Real assets	450	1%	431	1%
Credit	1,036	2%	867	2%
Limited Partnerships	2,639	5%	2,427	6%
Commercial mortgage loans	2,148	5%	2,083	5%
Residential mortgage loans	2,326	5%	1,892	5%
Other (primarily derivatives and company owned life insurance)	1,295	3%	809	2%
Short term investments	168	—%	1,556	4%
Total investments	$46,168	100%	$40,808	100%
(a)Includes investment grade non-redeemable preferred stocks ($564 million and $672 million at September 30, 2023 and December 31, 2022, respectively).

Insurance statutes regulate the type of investments that our life insurance subsidiaries are permitted to make and limit the amount of funds that may be used for any one type of investment. In light of these statutes and regulations, and our business and investment strategy, we generally seek to invest in primarily high-grade fixed-income assets across a wide range of sectors, including Corporate securities, U.S. Government and government-sponsored agency securities, and Structured securities, among others.
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
The NAIC determines ratings for non-agency Residential Mortgage-backed Securities (“RMBS”) and CMBS using modeling that estimates security level expected losses under a variety of economic scenarios. For such assets issued prior to January 1, 2013, an insurer’s amortized cost basis in applicable assets can impact the assigned rating. In the tables below, we present the rating of structured securities based on ratings from the NAIC rating methodologies described above (which in some cases do not correspond to rating agency designations). All NAIC designations (e.g., NAIC 1-6) are based on the NAIC methodologies.
The following table summarizes the credit quality by NRSRO rating, or NAIC designation equivalent, of our fixed income portfolio (dollars in millions) at September 30, 2023 and December 31, 2022:

		September 30, 2023		December 31, 2022
NRSRO Rating	NAIC Designation	Fair Value	Fair Value Percent	Fair Value	Fair Value Percent
AAA/AA/A	1	$23,567	64%	$18,681	60%
BBB	2	11,373	31%	10,737	34%
BB	3	1,598	4%	1,425	5%
B	4	164	1%	236	1%
CCC	5	66	—%	67	—%
CC and lower	6	103	—%	72	—%
Total		$36,871	100%	$31,218	100%

Investment Industry Concentration
The tables below present the top ten industry categories of our fixed maturity and equity securities including the fair value and percent of total fixed maturity and equity securities fair value as of September 30, 2023 and December 31, 2022 (dollars in millions). Effective January 1, 2023, we updated our industry classifications as a result of a change in our investment accounting software and related service providers. Our investment strategy has remained consistent and our portfolio mix has not materially changed. The December 31, 2022 table was updated to reflect a consistent presentation with the September 30, 2023 classifications:

	September 30, 2023
Top 10 Industry Concentration	Fair Value	Percent of Total Fair Value
ABS Other	$8,448	22%
CLO securities	4,924	13%
Commercial mortgage-backed securities	4,109	11%
Diversified financial services	2,965	8%
Banking	2,141	6%
Whole loan collateralized mortgage obligation	1,796	5%
Municipal	1,485	4%
Insurance	1,474	4%
Electric	1,001	3%
Telecommunications	607	2%
Total	$28,950	78%

	December 31, 2022
Top 10 Industry Concentration	Fair Value	Percent of Total Fair Value
ABS Other	$7,245	23%
CLO securities	4,222	13%
Whole loan collateralized mortgage obligation	3,655	12%
Banking	2,855	9%
Municipal	1,410	4%
Electric	1,379	4%
Life Insurance	1,376	4%
Technology	855	3%
Healthcare	659	2%
Commercial mortgage-backed securities	571	2%
Total	$24,227	76%

The amortized cost and fair value of fixed maturity AFS securities by contractual maturities as of September 30, 2023 and December 31, 2022 (dollars in millions), are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	September 30, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Corporate, Non-structured Hybrids, Municipal and U.S. Government securities:
Due in one year or less	$270	$264	$124	$123
Due after one year through five years	3,202	3,040	2,193	2,059
Due after five years through ten years	2,481	2,210	1,840	1,633
Due after ten years	15,249	11,707	14,417	11,379
Subtotal	$21,202	$17,221	$18,574	$15,194
Other securities, which provide for periodic payments:
Asset-backed securities	13,880	13,372	12,209	11,467
Commercial-mortgage-backed securities	4,481	4,109	3,309	3,036
Residential mortgage-backed securities	2,321	2,169	1,631	1,521
Subtotal	$20,682	$19,650	$17,149	$16,024
Total fixed maturity available-for-sale securities	$41,884	$36,871	$35,723	$31,218
Non-Agency RMBS Exposure
Our investment in non-agency RMBS securities is predicated on the conservative and adequate cushion between purchase price and NAIC 1 rating, general lack of sensitivity to interest rates, positive convexity to prepayment rates and correlation between the price of the securities and the unfolding recovery of the housing market.
The fair value of our investments in subprime securities and Alt-A RMBS securities were $34 million and $50 million as of September 30, 2023, respectively, and $40 million and $54 million as of December 31, 2022, respectively. As of September 30, 2023 and December 31, 2022 approximately 96% and 91%, respectively, of the subprime and Alt-A RMBS exposures were rated NAIC 2 or higher.
ABS and CLO Exposures
Our ABS exposures are largely diversified by underlying collateral and issuer type. Our CLO exposures are generally senior tranches of CLOs which have leveraged loans as their underlying collateral.
As of September 30, 2023, the CLO and ABS positions were trading at a net unrealized loss position of $5 million and $485 million, respectively. As of December 31, 2022, the CLO and ABS positions were trading at a net unrealized loss position of $236 million and $499 million, respectively.

The following table summarizes the credit quality by NRSRO rating, or NAIC designation equivalent, of our AFS ABS portfolio (dollars in millions) at September 30, 2023 and December 31, 2022.

		September 30, 2023		December 31, 2022
		Fair Value	Percent	Fair Value	Percent
NRSRO Rating	NAIC Designation
AAA/AA/A	1	$6,594	78%	$5,570	77%
BBB	2	1,345	16%	1,232	17%
BB	3	405	5%	344	5%
B	4	50	1%	72	1%
CCC	5	8	—%	9	—%
CC and lower	6	46	—%	18	—%
Total		$8,448	100%	$7,245	100%
The following table summarizes the credit quality by NRSRO rating, or NAIC designation equivalent, of our AFS CLO portfolio (dollars in millions) at September 30, 2023 and December 31, 2022.

		September 30, 2023		December 31, 2022
		Fair Value	Percent	Fair Value	Percent
NRSRO Rating	NAIC Designation
AAA/AA/A	1	$2,944	60%	$2,678	64%
BBB	2	1,474	30%	1,225	29%
BB	3	447	9%	256	6%
B	4	20	—%	19	—%
CCC	5	—	—%	9	—%
CC and lower	6	39	1%	35	1%
Total		$4,924	100%	$4,222	100%
Municipal Bond Exposure
Our municipal bond exposure is a combination of general obligation bonds (fair value of $219 million and $188 million and an amortized cost of $268 million and $231 million as of September 30, 2023 and December 31, 2022, respectively) and special revenue bonds (fair value of $1,264 million and $1,017 million and an amortized cost of $1,546 million and $1,248 million as of September 30, 2023 and December 31, 2022, respectively).
Across all municipal bonds, the largest issuer represented 5% and 6% of the category as of September 30, 2023 and December 31, 2022, respectively, with less than 1% of the entire portfolio and is rated NAIC 1. Our focus within municipal bonds is on NAIC 1 rated instruments, and 98% of our municipal bond exposure is rated NAIC 1 as of September 30, 2023.
Mortgage Loans
Commercial Mortgage Loans
We diversify our commercial mortgage loans ("CMLs") portfolio by geographic region and property type to attempt to reduce concentration risk. We continuously evaluate CMLs based on relevant current information to ensure properties are performing at a level to secure the related debt. LTV and DSC ratios are utilized to assess the risk and quality of CMLs. As of September 30, 2023 and December 31, 2022, our mortgage loans on real estate portfolio each had a weighted average DSC ratio of 2.3 times, and a weighted average LTV ratio of 56% and 57%, respectively.

We consider a CML delinquent when a loan payment is greater than 30 days past due. For mortgage loans that are determined to require foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell at the point of foreclosure. As of September 30, 2023 and December 31, 2022 we had one CML that was delinquent in principal or interest payments or in process of foreclosure. See Note C - Investments to the Condensed Financial Statements included in this report for additional information on our CMLs, including our distribution by property type, geographic region, LTV and DSC ratios.
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
Unrealized Losses
The amortized cost and fair value of the fixed maturity securities and the equity securities that were in an unrealized loss position as of September 30, 2023 and December 31, 2022, were as follows (dollars in millions):

	September 30, 2023
	Number of Securities	Amortized Cost	Allowance for Expected Credit Losses	Unrealized Losses	Fair Value
Fixed maturity securities, available for sale:
United States Government full faith and credit	17	$103	$—	$(4)	$99
United States Government sponsored agencies	57	32	—	(4)	28
United States municipalities, states and territories	212	1,794	—	(331)	1,463
Foreign Governments	66	257	—	(57)	200
Corporate securities:
Finance, insurance and real estate	922	7,227	—	(1,070)	6,157
Manufacturing, construction and mining	145	1,068	—	(214)	854
Utilities, energy and related sectors	382	2,708	—	(659)	2,049
Wholesale/retail trade	448	2,636	—	(578)	2,058
Services, media and other	594	4,402	—	(1,010)	3,392
Hybrid securities	39	654	—	(72)	582
Non-agency residential mortgage-backed securities	369	1,943	(2)	(152)	1,789
Commercial mortgage-backed securities	493	3,362	(15)	(367)	2,980
Asset-backed securities	922	8,888	(15)	(622)	8,251
Total fixed maturity available for sale securities	4,666	35,074	(32)	(5,140)	29,902
Equity securities	47	665	—	(128)	537
Total investments	4,713	$35,739	$(32)	$(5,268)	$30,439

	December 31, 2022
	Number of Securities	Amortized Cost	Allowance for Expected Credit Losses	Unrealized Losses	Fair Value
Fixed maturity securities, available for sale:
United States Government full faith and credit	6	$34	$—	$(2)	$32
United States Government sponsored agencies	58	39	—	(4)	35
United States municipalities, states and territories	167	1,590	—	(289)	1,301
Foreign Governments	44	169	—	(37)	132
Corporate securities:
Finance, insurance and real estate	526	5,586	(15)	(876)	4,695
Manufacturing, construction and mining	120	850	—	(160)	690
Utilities, energy and related sectors	333	2,825	—	(644)	2,181
Wholesale/retail trade	316	2,418	—	(532)	1,886
Services, media and other	360	3,354	—	(783)	2,571
Hybrid securities	43	706	—	(84)	622
Non-agency residential mortgage-backed securities	241	1,353	(5)	(105)	1,243
Commercial mortgage-backed securities	365	2,850	—	(284)	2,566
Asset-backed securities	1,147	11,511	(1)	(770)	10,740
Total fixed maturity available for sale securities	3,726	33,285	(21)	(4,570)	28,694
Equity securities	59	879	—	(174)	705
Total investments	3,785	$34,164	$(21)	$(4,744)	$29,399
The gross unrealized loss position on the fixed maturity available-for-sale fixed and equity portfolio was $5,268 million and $4,744 million as of September 30, 2023 and December 31, 2022, respectively. Most components of the portfolio exhibited price depreciation caused primarily by higher treasury rates. The total amortized cost of all securities in an unrealized loss position was $35,739 million and $34,164 million as of September 30, 2023 and December 31, 2022, respectively. The average market value/book value of the investment category with the largest unrealized loss position was 85% for Finance, insurance and real estate as of September 30, 2023. In the aggregate, Finance, insurance and real estate represented 20% of the total unrealized loss position as of September 30, 2023. The average market value/book value of the investment category with the largest unrealized loss position was 84% for finance, insurance and real estate as of December 31, 2022. In aggregate, finance, insurance and real estate represented 18% of the total unrealized loss position as of December 31, 2022.
The amortized cost and fair value of fixed maturity available for sale securities under watch list analysis and the number of months in a loss position with investment grade securities (NRSRO rating of BBB/Baa or higher) as of September 30, 2023 and December 31, 2022, were as follows (dollars in millions):

	September 30, 2023
	Number of securities	Amortized Cost	Fair Value	Allowance for Credit Loss	Gross Unrealized Losses
Investment grade:
Less than six months	1	$4	$3	$—	$(1)
Six months or more and less than twelve months	9	11	7	—	(4)
Twelve months or greater	158	1,858	1,198	—	(660)
Total investment grade	168	1,873	1,208	—	(665)

Below investment grade:
Less than six months	1	5	4	—	(1)
Six months or more and less than twelve months	—	—	—	—	—
Twelve months or greater	6	25	19	—	(6)
Total below investment grade	7	30	23	—	(7)
Total	175	$1,903	$1,231	$—	$(672)

	December 31, 2022
	Number of Securities	Amortized Cost	Fair Value	Allowance for Credit Loss	Gross Unrealized Losses
Investment grade:
Less than six months	6	$5	$3	$—	$(2)
Six months or more and less than twelve months	49	299	200	—	(99)
Twelve months or greater	76	969	634	—	(335)
Total investment grade	131	1,273	837	—	(436)

Below investment grade:
Less than six months	1	32	13	15	(4)
Six months or more and less than twelve months	12	124	94	—	(30)
Twelve months or greater	2	6	4	—	(2)
Total below investment grade	15	162	111	15	(36)
Total	146	$1,435	$948	$15	$(472)
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
At September 30, 2023, our watch list included 175 securities in an unrealized loss position with an amortized cost of $1,903 million, no allowance for credit losses, unrealized losses of $672 million and a fair value of $1,231 million.
At December 31, 2022, our watch list included 146 securities in an unrealized loss position with an amortized cost of $1,435 million, allowance for credit losses of $15 million, unrealized losses of $472 million and a fair value of $948 million.
The watch list excludes structured securities as we have separate processes to evaluate the credit quality on the structured securities.
There were 109 and 64 structured securities with a fair value of $734 million and $162 million to which we had potential credit exposure as of September 30, 2023 and December 31, 2022, respectively. Our analysis of these structured securities, which included cash flow testing, resulted in allowances for expected credit losses of $38 million and $16 million as of September 30, 2023 and December 31, 2022, respectively.
Exposure to Sovereign Debt and Certain Other Exposures
Our investment portfolio had an immaterial amount of direct exposure to European sovereign debt as of September 30, 2023 and December 31, 2022, respectively. We have no exposure to investments in Russia or Ukraine and de minimis investments in peripheral countries in the region.
Interest and Investment Income
For discussion regarding our net investment income and net investment gains (losses) refer to Note C -Investments to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.
AFS Securities
For additional information regarding our AFS securities, including the amortized cost, gross unrealized gains (losses), and fair value as well as the amortized cost and fair value of fixed maturity AFS securities by contractual maturities, as of September 30, 2023 and December 31, 2022, refer to Note C - Investments to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.
Concentrations of Financial Instruments
For certain information regarding our concentrations of financial instruments, refer to Note C - Investments to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.
Derivatives
We are exposed to credit loss in the event of nonperformance by our counterparties on derivative instruments. We attempt to reduce this credit risk by purchasing such derivative instruments from large, well-established financial institutions.
We also hold cash and cash equivalents received from counterparties for derivative instrument collateral, as well as U.S. Government securities pledged as derivative instrument collateral, if our counterparty’s net exposures exceed pre-determined thresholds.
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
See Note D - Derivatives to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information regarding our derivatives and our exposure to credit loss on derivatives.
Liquidity and Capital Resources
Liquidity refers to the ability of an enterprise to generate adequate amounts of cash from its normal operations to meet cash requirements with a prudent margin of safety. Our principal sources of cash flow from operating activities are annuity considerations, insurance premiums, and fees and investment income. We also generate cash inflows from investing activities resulting from maturities and sales of invested assets and from financing activities including inflows on our investment-type products and proceeds from borrowing activities. Our operating activities provided cash of $3,612 million and $1,888 million for the nine months ended September 30, 2023 and September 30, 2022, respectively. When considering our liquidity and cash flow, it is important to distinguish between the needs of our insurance subsidiaries and the needs of the holding company, F&G Annuities & Life, Inc. (“FGAL”). As a holding company with no operations of its own, FGAL derives its cash primarily from its insurance subsidiaries and CF Bermuda Holdings Ltd. (“CF Bermuda”), a Bermuda exempted limited liability company and a wholly owned direct subsidiary of the Company, a downstream holding company that provides additional sources of liquidity. Dividends from our insurance subsidiaries flow through CF Bermuda to FGAL. F&G Cayman Re, a licensed class D insurer in the Cayman Islands and a wholly owned direct subsidiary of the Company, could also provide dividends directly to FGAL.
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
Cash Requirements. Our current cash requirements include personnel costs, operating expenses, benefit payments, funding agreement payments, taxes, payments of interest and principal on our debt, capital expenditures, business acquisitions, stock repurchases and dividends on our common stock. We paid dividends of $0.20 per share of common stock in the first, second, and third quarters of 2023, approximately $75 million, to our common shareholders. On November 7, 2023, we announced that our Board of Directors declared a quarterly cash dividend of $0.21 per share, payable on December 29, 2023, to F&G common shareholders of record as of December 15, 2023. There are no restrictions on our retained earnings regarding our ability to pay dividends to our shareholders, although there are limits on the ability of certain subsidiaries to pay dividends to us, as described below. The declaration of any future dividends is at the discretion of our Board of Directors.
On March 21, 2023, F&G’s Board of Directors approved a new three-year stock repurchase program, effective March 21, 2023, under which the Company may repurchase up to $25 million of F&G common stock. The Company believes the share repurchase program is an efficient means of returning cash to shareholders when we consider the shares to be undervalued.
During the nine months ended September 30, 2023, the Company purchased approximately 870 thousand shares pursuant to the program, for a total cost of approximately $18 million with an average cost per share of $21.07.
On November 7, 2023, the Company announced that its Board of Directors has increased the Company’s share repurchase authorization by $25 million to an aggregate of $50 million. This brings the total remaining authorization of F&G common stock that may yet to be purchased under the program from approximately $7 million at September 30, 2023 to approximately $32 million.
Purchases may be made from time to time by the Company in the open market at prevailing market prices or through privately negotiated transactions or accelerated share repurchase transactions through November 6, 2026. All purchases are currently planned to be held as Treasury Stock. The extent to which the Company repurchases its shares, and the timing of such purchases, will depend upon a variety of factors, including market conditions, regulatory requirements and other considerations, as determined by the Company.
On January 13, 2023, F&G completed its issuance and sale of $500 million aggregate principal amount of its 7.40% Senior Notes due 2028 (the "7.40% F&G Notes"). F&G intends to use the net proceeds from the offering for general corporate purposes, including to support the growth of assets under management and for F&G's future liquidity requirements.
On November 22, 2022, we entered into a Credit Agreement (the “Credit Agreement”) with certain lenders (the “Lenders”) and Bank of America, N.A. as administrative agent (in such capacity, the “Administrative Agent”), swing line lender and an issuing bank, pursuant to which the Lenders have made available an unsecured revolving credit facility in an aggregate principal amount of $550 million to be used for working capital and general corporate purposes. As of December 31, 2022, the revolving credit facility was fully drawn with $550 million outstanding. A net partial revolver paydown of $35 million was made on January 6, 2023, and on February 21, 2023, we entered into an amendment with the Lenders to increase the available aggregate principal amount of the Credit Agreement by $115 million to $665 million. As of September 30, 2023, we had $515 million drawn on the revolving credit facility with $150 million of remaining borrowing availability.
As of September 30, 2023 and December 31, 2022, we had cash and cash equivalents of $1,742 million and $960 million, respectively, short term investments of $168 million and $1,556 million, respectively, and available capacity under our revolving credit facility with FNF of $200 million (the “FNF Credit Facility”). No amounts were outstanding under this revolving note agreement as of September 30, 2023 or December 31, 2022. We continually assess our capital allocation strategy, including decisions relating to the amount of our dividend, if any, reducing debt, investing in growth of our subsidiaries, making acquisitions and/or conserving cash. We believe that all anticipated cash requirements for current operations will be met from internally generated funds, through cash dividends from subsidiaries, cash generated by investment securities, potential sales of non-strategic assets, our borrowing availability and potential issuances of additional debt or equity securities. Our short-term and long-term liquidity requirements are monitored regularly to ensure that we can meet our cash requirements. We forecast the needs of all of our subsidiaries and periodically review their short-term and long-term projected sources and uses of funds, as well as the asset, liability, investment and cash flow assumptions underlying such forecasts.
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
Operating Cash Flow. Our cash flows provided by operations for the nine months ended September 30, 2023 and September 30, 2022, were $3,612 million and $1,888 million, respectively. The primary cash inflows from operating activities include net investment income and insurance premiums. The primary cash outflows from operating activities are comprised of benefit payments and operating expenses. Cash provided by operations for the nine months ended September 30, 2023 and September 30, 2022 included approximately $655 million and $1,086 million of cash received for PRT transactions, respectively, included in the change in FPBs.
Investing Cash Flows. Our cash used in investing activities for the nine months ended September 30, 2023 and September 30, 2022, were $(5,654) million and, $(6,205) million, respectively. The primary cash inflows from investing activities are the proceeds from sales, calls, maturities and redemptions of investments, including those resulting from the Company's portfolio repositioning. The primary cash outflows from investing activities are the purchases of fixed maturity securities and other investments. Cash used in investing activities for the nine months ended September 30, 2023 and September 30, 2022 included purchases of fixed maturity securities and other investments associated with investing the cash received from investment-type products, generated from financing cash flows, PRT transactions, generated from operating activities, as well as cash received from borrowings generated from financing activities.
Financing Cash Flows. Our cash flows provided by financing activities for the nine months ended September 30, 2023 and September 30, 2022, were $2,824 million and $4,168 million, respectively. The primary cash inflows from financing activities are inflows on our investment-type products and proceeds from borrowing activities. The primary cash outflows from financing activities are withdrawals on our investment-type products, repayments of outstanding borrowings, dividend payments and stock repurchases. Cash provided by financing activities for the nine months ended September 30, 2023 included proceeds of $500 million aggregate principal amount from the issuance and sale of the 7.40% F&G Notes. Cash used by financing activities for the nine months ended September 30, 2023 included the net partial revolver paydown of $35 million, the dividend payments of $75 million and the stock repurchases of $18 million. Cash provided by financing activities for the nine months ended September 30, 2023 and the nine months ended September 30, 2022 included approximately $0 million and $700 million, respectively, of net cash received for FABN transactions.
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
We have unfunded commitments as of September 30, 2023 and December 31, 2022, based upon the timing of when investments and agreements are executed or signed compared to when the actual commitments are funded or closed. Some investments require that funding occur over a period of months or years. Please refer to Note C - Investments and Note N - Commitments and Contingencies to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional details on unfunded commitments.
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
Our borrowing capacity under these credit facilities does not have an expiration date as long as we maintain a satisfactory level of creditworthiness based on the FHLB’s credit assessment. As of September 30, 2023 and December 31, 2022, we had $2,354 million and $1,983 million, respectively, in FHLB non-putable funding agreements included under contractholder funds on our Condensed Consolidated Balance Sheet. As of September 30, 2023 and December 31, 2022, we had assets with a fair value of approximately $3,840 million and $3,387 million, respectively, which collateralized the FHLB funding agreements. Assets pledged to the FHLB are primarily included in fixed maturities, AFS, on our Condensed Consolidated Balance Sheets.
Collateral-Derivative Contracts. Under the terms of our ISDA agreements, we may receive from, or deliver to, counterparties collateral to assure that all terms of the ISDA agreements will be met with regard to the Credit Support Annex (“CSA”). The terms of the CSA call for us to pay interest on any cash received equal to the federal funds rate. As of September 30, 2023 and December 31, 2022, $381 million, and $219 million, respectively, of collateral was posted by our counterparties as they did not meet the net exposure thresholds. Collateral requirements are monitored on a daily basis and incorporate changes in market values of both the derivatives contract as well as the collateral pledged. Market value fluctuations are due to changes in interest rates, spreads and other risk factors.

Other. As reported in our Form 8-K dated June 30, 2023, one of the Company’s third-party vendors was a victim of the security incident associated with the MOVEit file transfer system. As a result of this vendor incident, an unauthorized party obtained information in the vendor’s possession for approximately 783,000 of the Company’s policyholders or customers, including social security numbers and account numbers. F&G is a defendant in two putative class action lawsuits related to the alleged compromise of certain of F&G’s customers’ personal information resulting from an alleged vulnerability in the MOVEit file transfer software. Refer to Note N - Commitments and Contingencies to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information. At this time, F&G does not believe the incident will have a material adverse effect on the Company’s business, operations, or financial results. We remain subject to risks and uncertainties as a result of the incident, including additional litigation and regulatory scrutiny.
Guarantor Financial Information
On January 13, 2023, we issued 7.40% senior notes in the principal amount of $500 million due January 13, 2028 (the “7.40% F&G Notes”). The 7.40% F&G Notes are fully and unconditionally guaranteed on a senior, unsecured, unsubordinated basis, jointly and severally, by each of our existing and future direct and indirect subsidiaries that are guarantors of our obligations under the credit agreement (collectively, the “obligor group”).

Set forth below is summarized unaudited financial information of the obligor group, as presented on a combined basis (dollars in millions). Intercompany transactions and balances within the obligor group have been eliminated. In addition, financial information of any non-guarantor subsidiaries, which would normally be consolidated by either F&G or the guarantors under GAAP, has been excluded from such presentation.

	Nine months ended	Year ended
	September 30, 2023	December 31, 2022
Summarized Statement of Operations:
Total revenue	$(16)	$(21)
Total expenses	(68)	(15)
Tax (expense) benefit	12	13
Net income (loss) from continuing operations, net of tax	(72)	(22)

Summarized Balance Sheet:	September 30, 2023	December 31, 2022
Investments	$521	$348
Cash & Cash Equivalents	167	184
Goodwill	1,725	1,725
Due From Non-Guarantor Affiliates	53	40
Other Assets	32	37
Total assets	$2,498	$2,334

Notes payable	$1,569	$1,114
Other liabilities	105	127
Total liabilities	$1,674	$1,241

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, we are routinely subject to a variety of risks, as described in "Part I - Item 1A. Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2022 and Part II - Item 1A. Risk Factors included in this Quarterly Report on Form 10-Q.
The risks related to our business also include certain market risks that may affect our financial instruments and certain liabilities.

At present, we face the market risks associated with our marketable equity securities, liability for Contractholder Funds, and balances for MRBs which are subject to equity price volatility and with interest rate movements on our fixed income investments and liabilities for debt, FPBs, MRBs, and Contractholder Funds.
We regularly assess these market risks and have established policies and business practices designed to protect against the adverse effects of these exposures.
Additionally, financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of cash equivalents, derivatives and short-term investments. We require placement of cash in financial institutions evaluated as highly creditworthy.
Enterprise Risk Management
For information about our enterprise risk management see "Part II - Item 7A. Quantitative and Qualitative Disclosures about Market Risk" included in our Annual Report on Form 10-K for the year ended December 31, 2022.

Asset Liability Management (“ALM”)
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
The duration of the investment portfolio, excluding cash and cash equivalents, derivatives, policy loans, and common stocks as of September 30, 2023 is summarized as follows (dollars in millions):

	September 30, 2023
Duration (years)	Amortized Cost	% of Total
0-4	$22,862	50%
5-9	10,804	24%
10-14	10,440	23%
15-19	1,568	3%
20-30	76	—%
Total	$45,750	100%

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

Investments
Increases and decreases in prevailing interest rates generally translate into decreases and increases in fair values of investments. Additionally, fair values of interest rate sensitive instruments may be affected by the creditworthiness of the issuer, prepayment options, relative values of alternative investments, the liquidity of the instrument and other general market conditions. We monitor our interest rate risk and make investment decisions to manage the perceived risk. We manage interest rate risk through a variety of measures, including pay-float and receive-fixed interest rate swaps to reduce market risks from interest rate changes on our earnings associated with floating rate investments.

Product Liabilities
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

In addition, at September 30, 2023 we had floating rate funding agreements outstanding. Accordingly, depending on the amounts outstanding during 2023, fluctuations in market interest rates will have an impact on our resulting interest expense. The impact to net earnings, however, will be significantly offset by corresponding changes in investment income associated with our floating rate investments.
Notes Payable

At September 30, 2023, we had a short-term revolving credit facility which bears interest at a floating rate. Accordingly, depending on the amounts outstanding during 2023, fluctuations in market interest rates will have an impact on our resulting interest expense. The impact to net earnings, however, will again be significantly offset by corresponding changes in investment income associated with our floating rate investments.

Equity Price Risk
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
Fair value changes associated with these investments are intended to, but do not always, substantially offset the increase or decrease in the amounts added to contractholder funds for indexed products. When index credits to policyholders exceed option proceeds received at expiration related to such credits, any shortfall is funded by our excess of net investment income earned over the sum of interest credited to policyholders and the cost of hedging our risk on indexed product policies and futures income. For the nine months ended September 30, 2023 and September 30, 2022, the annual index credits to policyholders on their anniversaries were $109 million and $148 million, respectively. Proceeds received at expiration of options related to such credits were $109 million and $155 million, respectively.
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
Sensitivity Analysis
For purposes of this Quarterly Report on Form 10-Q, we perform a sensitivity analysis to determine the effects that market risk exposures may have on various financial instruments.

The financial instruments that are included in the sensitivity analysis with respect to interest rate risk include fixed maturity investments, preferred securities, interest rate swaps and floating rate notes payable and funding agreements. The financial instruments that are included in the sensitivity analysis with respect to equity price risk include marketable equity securities. With the exception of our equity method investments, it is not anticipated that there would be a significant change in the fair value of other long-term investments or short-term investments if there were a change in market conditions, based on the nature and duration of the financial instruments involved.
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
We have no market risk sensitive instruments entered into for trading purposes; therefore, all of our market risk sensitive instruments were entered into for purposes other than trading. The results of the sensitivity analysis at September 30, 2023 is as follows:
Interest Rate Risk
An increase in the levels of interest rates of 100 basis points, with all other variables held constant, would result in a decrease in the fair value of our fixed maturity securities and certain investments in preferred securities of approximately $2.1 billion, a net decrease in the fair value of interest rate swaps of approximately $0.1 billion and a net decrease in the combined fair value of embedded derivatives and MRBs of approximately $0.1 billion at September 30, 2023. In addition, a 100bps shift in interest rates for our floating rate debt and funding agreements will increase or decrease floating interest expense by approximately $12 million per year. As noted above, the impact to net earnings related to the interest rate swaps and floating rate notes payable and funding agreements will be significantly offset by corresponding changes in investment income associated with our floating rate investments.
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
Equity Price Risk
At September 30, 2023, a 10% decrease in market prices, with all other variables held constant, would result in a net decrease in the fair value of our equity securities portfolio of approximately $72 million.

Credit Risk and Counterparty Risk
We are exposed to the risk that a counterparty will default on its contractual obligation resulting in financial loss. Our major source of credit risk arises predominantly in our insurance operations’ portfolios of debt and similar securities. The fair value of our fixed maturity portfolio totaled $37 billion at September 30, 2023. Our credit risk materializes primarily as impairment losses. We are exposed to occasional cyclical economic downturns, during which impairment losses may be significantly higher than the long-term historical average. This is offset by years where it expects the actual impairment losses to be substantially lower than the long-term average. Credit risk in the portfolio can also materialize as increased capital requirements as assets migrate into lower credit qualities over time. The effect of rating migration on our capital requirements is also dependent on the economic cycle and increased asset impairment levels may go hand in hand with increased asset related capital requirements.
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
In connection with the use of derivative instruments, we are exposed to counterparty credit risk-the risk that a counterparty fails to perform under the terms of the derivative contract. We have adopted a policy of only dealing with credit worthy counterparties and obtaining sufficient collateral where appropriate, as a means of attempting to mitigate the financial loss from defaults. The exposure and credit rating of the counterparties are continuously monitored and the aggregate value of transactions concluded is spread amongst different approved counterparties to limit the concentration in one counterparty. This policy allows for the purchase of derivative instruments from counterparties and/or clearinghouses that meet the required qualifications under the insurance laws of Iowa. We review the ratings of all the counterparties periodically. Collateral support documents are negotiated to further reduce the exposure when deemed necessary. See Note D - Derivative Financial Instruments in the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information regarding our exposure to credit loss.
We also have credit risk related to the ability of reinsurance counterparties to honor their obligations to pay the contract amounts under various agreements. To minimize the risk of credit loss on such contracts, we diversify exposures among many reinsurers and limit the amount of exposure to each based on credit rating. We also generally limit selection of counterparties with which to do new transactions to those with an “A-” credit rating or above from at least one of the major rating agencies and/or that are appropriately collateralized and provide credit for reinsurance. When exceptions are made to that principle, we ensure that collateral is obtained to mitigate risk of loss. The following tables present our reinsurance recoverable balances and financial strength ratings for our five largest reinsurance recoverable balances as of September 30, 2023:

	September 30, 2023
(Dollars in millions)	Financial Strength Rating
Parent Company/Principal Reinsurers	Reinsurance Recoverable	AM Best	S&P	Fitch	Moody's
Aspida Life Re Ltd	$5,326	A-	not rated	not rated	not rated
Wilton Re	1,126	A+	not rated	A	not rated
Somerset Reinsurance Ltd	535	A-	BBB+	not rated	not rated
Canada Life Reinsurance Co.	104	A+	not rated	not rated	not rated
Security Life of Denver	84	not rated	not rated	A-	Baa1
In the normal course of business, certain reinsurance recoverables are subject to reviews by the reinsurers. We are not aware of any material disputes arising from these reviews or other communications with the counterparties as of September 30, 2023 that would require an allowance for uncollectible amounts.

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
Concentrations of Financial Instruments
Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations - Investment Portfolio - Investment Industry Concentrations included in Item 2 of Part I of this Quarterly Report on Form 10-Q regarding the top ten industry categories of our fixed maturity and equity securities including the fair value and percent of total fixed maturity and equity securities fair value as of September 30, 2023 and December 31, 2022.
Refer to Note C - Investments in the Condensed Consolidated Financial Statements included in Part I - Item 1 of this Quarterly Report on Form 10-Q for our underlying investment concentrations that exceed 10% of shareholders equity as of September 30, 2023.
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
.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation was performed under the supervision and with participation of the Company’s management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of September 30, 2023, the Company’s disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
As of September 30, 2023, current economic conditions, including higher interest rates, have not adversely affected our business, results of operations and financial condition. However, we cannot predict if it will impact our business, results of operations and financial condition in the future for the forgoing reasons. Higher interest rates have decreased the fair value of our investment security portfolio as of September 30, 2023 and December 31, 2022, primarily our fixed maturity securities, resulting in our AOCI being a loss of $3.0 billion and $2.8 billion, respectively. See “Quantitative and Qualitative Disclosure about Market Risk” in this Quarterly Report on Form 10-Q for a more detailed discussion of interest rate risk.
Equity market volatility could negatively impact our business.
The estimated cost of providing guaranteed minimum withdrawal benefit riders associated with our annuity products incorporates various assumptions about the overall performance of equity markets over certain time periods. Periods of significant and sustained downturns in equity markets or increased equity volatility could result in an increase in the valuation of the MRBs or contractholder funds liabilities associated with such products, resulting in a reduction in our revenues and net income.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
On March 21, 2023, F&G’s Board of Directors approved a new three-year stock repurchase program, effective March 21, 2023, under which the Company may repurchase up to $25 million of F&G common stock. The Company believes the share repurchase program is an efficient means of returning cash to shareholders when we consider the shares to be undervalued.
On November 7, 2023, the Company announced that its Board of Directors has increased the Company’s share repurchase authorization by $25 million to an aggregate of $50 million. This brings the total remaining authorization of F&G common stock that may yet to be purchased under the program from approximately $7 million at September 30, 2023 to approximately $32 million.
Purchases may be made from time to time by the Company in the open market at prevailing market prices or through privately negotiated transactions or accelerated share repurchase transactions through November 6, 2026. All purchases are currently planned to be held as Treasury Stock. The extent to which the Company repurchases its shares, and the timing of such purchases, will depend upon a variety of factors, including market conditions, regulatory requirements and other considerations, as determined by the Company.

The following table summarizes repurchases of equity securities by F&G during the three months ended September 30, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
07/1/2023- 07/31/2023	81,566	$23.77	81,566	$7
08/1/2023 - 08/31/2023	—	—	—	7
09/1/2023 - 09/30/2023	—	—	—	7
Total	81,566	$23.77	81,566	$7

(a)As of the last day of the applicable month, in millions.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
101 *
The following financial information from the Company’s Quarterly Report on Form 10-Q for the three-month period ended September 30, 2023 is formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the unaudited Condensed Consolidated Statements of Equity, (v) the unaudited Condensed Consolidated Statements of Cash Flows, and (vi) notes to these unaudited condensed consolidated financial statements, and (vii) the Cover Page to the Company’s Quarterly Report on Form 10-Q.

104 *
The cover page from the Company’s Quarterly Report on Form 10-Q for the nine-month period ended September 30, 2023 is formatted in Inline XBRL (Extensible Business Reporting Language) and contained in Exhibit 101.

*    Filed herewith
†    Indicates management contract or compensatory plan or agreement.

Signatures
Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

F&G Annuities & Life, Inc. (Registrant)

Date:	November 8, 2023	By:	/s/ Wendy J.B. Young
Chief Financial Officer
(on behalf of the Registrant and as Principal Financial Officer)