Form 10-K
period 2023-12-31
F&G Annuities & Life, Inc.
filed 2024-02-29
CIK 1934850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

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
(515) 330-3340
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001 per share	FG	New York Stock Exchange
7.950% Senior Notes due 2053	FGN	New York Stock Exchange
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report    Yes  ☒   No

If the company’s securities are registered under Section 12(b), indicate by check mark whether the company’s financial statements included in the Form 10-K reflect the correction of an error to previously issued financial statements.     Yes  ☐   No ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the company’s executive officers during the relevant recovery period pursuant to Rule 10D-1(b) under the Exchange Act.     Yes     No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐   No ☒

The aggregate market value of the shares of F&G common stock held by non-affiliates of the registrant as of June 30, 2023 was $408,596,553 based on the closing price of $24.78 as reported by The New York Stock Exchange.

The registrant had outstanding 126,281,183 shares of common stock as of January 31, 2024.

DOCUMENTS INCORPORATED BY REFERENCE
None.

Portions of the registrant’s definitive proxy statement to be filed in connection with the Annual Meeting of Shareholders, which will be filed no later than 120 days after December 31, 2023, are incorporated by reference into Part III of this Annual Report on Form 10-K.

F&G ANNUITIES & LIFE, INC.
FORM 10-K

Introductory Note
The following describes the business of F&G Annuities & Life, Inc. and its subsidiaries. Except where otherwise noted in this Annual Report on Form 10-K, all references to “we,” “us,” “our,” the “Company,” or “F&G” are to F&G Annuities & Life, Inc. and its subsidiaries, taken together.
Statement Regarding Forward-Looking Information
Certain statements included in this Annual Report on Form 10-K and the documents incorporated into this document by reference are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements include statements about our plans and objectives, including our future financial condition, anticipated capital expenditures, anticipated distributions, and our belief that we have the liquidity and capital resources necessary to meet our known obligations.
This Annual Report on Form 10-K and other materials that F&G has filed or will file with the Securities and Exchange Commission (the “SEC”) contains information that includes or is based upon forward-looking statements that are intended to enhance the reader’s ability to assess our future financial and business performance.
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
•security breaches or other disruptions in our information technology infrastructure;
•our exposure to unidentified or unanticipated risk not adequately addressed by our risk management policies and procedures;
•the impact on our business of natural and man-made catastrophes, pandemics, and malicious and terrorist acts;

•our ability to compete in a highly competitive industry;
•our ability to attract and retain national marketing organizations and independent agents;
•our subsidiaries’ ability to pay dividends to us; and
•the other factors discussed in “Risk Factors” of this Annual Report on Form 10-K
Consequently, any forward-looking statements should be regarded solely as F&G’s current plans, estimates and beliefs and are based on management’s beliefs and assumptions about the businesses in which F&G competes, global and domestic economic conditions and other factors. F&G does not intend, and will not undertake any obligation, to update any forward-looking statements to reflect future events or circumstances or changed assumptions after the date of such statements.
You should review carefully the section captioned “Risk Factors” in this Annual Report on Form 10-K to better understand the risks and uncertainties inherent in our business and underlying any forward-looking statements.
Risk Factor Summary
Risks Related to Our Business
•Our debt instruments may restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.
•Our ability to grow depends in large part upon the continued availability of capital.
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
•We have recorded goodwill as a result of past acquisitions, and adverse events affecting the value of our reporting unit could cause the balance to become impaired, requiring write-downs that would reduce our operating income.
•If we are unable to attract and retain national marketing organizations and independent agents, sales of our products may be reduced.
•We operate in a highly competitive industry, which could limit our ability to gain or maintain our position in the industry and could materially adversely affect our business, financial condition and results of operations.
•Concentration in certain states for the distribution of our products may subject us to losses attributable to economic downturns or catastrophes in those states.
•Concentration in one or more of our products may subject us to greater volatility of sales if such products experienced a significant decrease in sales.
•We are subject to the credit risk of our counterparties, including companies with whom we have reinsurance agreements or from whom we have purchased options.
•Our business could be interrupted or compromised if we experience difficulties arising from outsourcing relationships.
•The loss of key personnel could negatively affect our financial results and impair our ability to implement our business strategy.
•Our risk management policies and procedures may not capture unidentified or unanticipated risk, which could negatively affect our business or result in losses.

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
•Security breaches like the recent MOVEit incident and other disruptions to our information technology infrastructure could compromise Company, consumer and customer information, interfere with our operations, cause us to incur significant costs for remediation and enhancement of our IT systems and expose us to legal liability, all of which could have a substantial negative impact on our business and reputation.
•Advancements in Artificial Intelligence, Machine Learning, and Large Language Models (“AI/ML/LLM”) pose risks and challenges.
•The new and emerging types of AI and their uses are very early stage in the industry and may be subject to many uncertain future developments and regulations.
•We rely on our investment management or advisory agreements (“IMA”) with Blackstone ISG-I Advisors LLC (“BIS”) and other investment managers and sub-managers for the management of portions of certain of our life insurance companies’ investment portfolios.
•We have a long-term contractual relationship with BIS that limits our ability to terminate this relationship or retain another investment manager without BIS’s consent.
•The historical performance of BIS, or any other asset manager we engage, should not be considered as indicative of the future results of our investment portfolio, our future results or any returns expected on our common stock.
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
•Our investments are subject to geopolitical risk. The on-going conflicts in Russia, Ukraine and Israel could heighten and expand to peripheral countries in the regions, which may adversely affect our business, financial condition, results of operations and cash flows.
•Our investments are subject to market risks that could be heightened during periods of extreme volatility or disruption in financial and credit markets.
•Our investments are subject to credit risks of the underlying issuer, borrower, or physical collateral which can change over time with the credit cycle.
•Interest rate fluctuations could adversely affect our business, financial condition, liquidity and results of operations.
•Equity market volatility could negatively impact our business.
•We are exposed to liquidity risk as a result of our other risks.
•Our business could be materially and adversely affected by the occurrence of a catastrophe, including natural or man-made disasters.

Legal, Regulatory and Tax Risks
•Our business is highly regulated and subject to numerous legal restrictions and regulations.
•Our business is subject to government regulation in each of the jurisdictions in which we conduct business and regulators have broad administrative and discretionary authority over our business and business practices.
•Our business in the United States is regulated by the NAIC, which continues to consider reforms including relating to cybersecurity regulations, best interest standards, RBC and life insurance reserves.

•Current and emerging developments relating to market conduct standards for the financial industry emerging from the U. S. Department of Labor’s (“DOL”) implementation of the “fiduciary rule” may over time materially affect our business.
•Our regulation in Bermuda and the Cayman Islands may limit or curtail our activities, and changes to existing regulations may affect our ability to continue to offer our existing products and services, or new products and services.
•The SECURE Act of 2022 may impact our business and the markets in which we compete.
•The amount of statutory capital that our insurance subsidiaries have and the amount of statutory capital that they must hold to maintain their financial strength ratings and meet other requirements can vary significantly from time to time due to a number of factors outside of our control.
•Changes in federal or state tax laws may affect sales of our products and profitability.
•Changes in tax law may increase our future tax liabilities and related compliance costs.
•We may be the target of future litigation, law enforcement investigations or increased scrutiny which may negatively affect our operations or financial strength or reduce profitability.
•We may not be able to protect our intellectual property and may be subject to infringement claims.
Risks Relating to our Indebtedness and Financing
•We are a holding company and depend on distributions from our subsidiaries for cash.

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
•Certain of our directors may have actual or potential conflicts of interest because of their FNF equity ownership or their current or former FNF positions.
•Provisions in our amended and restated certificate of incorporation and bylaws, and of Delaware law, may prevent or delay an acquisition of us, which could decrease the trading price of our common stock.
•We are a “controlled company” within the meaning of the New York Stock Exchange (“NYSE”) rules and, as a result, we qualify for, and rely on, exemptions from certain corporate governance requirements.
•FNF or F&G may fail to perform under various transaction agreements that were executed as part of the separation and distribution, or we may fail to have necessary systems and services in place when certain of the transaction agreements expire.
•In connection with the separation and distribution, FNF has agreed to indemnify us for certain liabilities and we have agreed to indemnify FNF for certain liabilities. If we are required to pay under these indemnities to FNF, our financial results could be negatively impacted. FNF’s indemnification of us may not be sufficient to hold us harmless from the full amount of all liabilities that will be allocated to us, and FNF may not be able to satisfy its indemnification obligations in the future.
•We may have received better terms from unaffiliated third parties than the terms we received in our agreements with FNF.
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

Risks Related to Our Common Stock
•Our stock price may fluctuate significantly.
•If we are unable to implement and maintain the effectiveness of our internal control over financial reporting, our investors may lose confidence in the accuracy and completeness of our financial reports, which could adversely affect our stock price.
•Substantial sales of our common stock may occur which could cause our stock price to be volatile and to decline.
•We cannot guarantee the timing, amount or payment of dividends on our common stock in the future.
•Your percentage of ownership in F&G may be diluted in the future.

Part I
Item 1. Business
Overview
Founded in 1959, F&G is a leading provider of insurance solutions serving retail annuity and life customers as well as institutional clients. Our mission is to help people turn their aspirations into reality and, as of December 31, 2023, F&G has approximately 677,000 policyholders who count on the safety and protection our fixed annuity and life insurance products provide.
Through our insurance subsidiaries, including Fidelity & Guaranty Life Insurance Company (“FGL Insurance”) and Fidelity & Guaranty Life Insurance Company of New York (“FGL NY Insurance”), we market a broad portfolio of annuities, including fixed indexed annuities (“FIAs”) and multi-year guarantee annuities (“MYGAs”), pension risk transfer (“PRT”) solutions, as well as indexed universal life (“IUL”) insurance and institutional funding agreements. In February 2024, we entered one of the fastest growing segments of the annuity space by marketing registered index-linked annuities (“RILAs”).
We were acquired on June 1, 2020, by Fidelity National Financial, Inc. (“FNF”). We have benefited from financial strength ratings upgrades since the acquisition; S&P and Fitch upgraded us to A- in June 2020, Moody’s upgraded to A3 in July 2023, and A.M. Best upgraded us to A in January 2024. These upgrades, valued by our distribution partners, positioned us to quickly expand our business in our existing channels and gain access to new markets. Gross sales increased from $4.5 billion for the full year 2020 to $13.2 billion in 2023 and did so profitably. With our success in expanding distribution under FNF’s ownership, we have grown assets under management (“AUM”) from $26.5 billion at the time of acquisition to $49.5 billion as of December 31, 2023. We now operate in and source significant premiums from three distinct retail channels and two institutional markets versus a single channel prior to the acquisition by FNF in June 2020. For a discussion of the five distinct channels, see “We Play in Large and Growing Markets” and “Our Retail Distribution Channels” within this section of the Annual Report on Form 10-K.
We believe the strength of our balance sheet provides confidence to our policyholders and business partners and positions us for continued growth. Our invested assets comprise what we believe to be a highly rated and well diversified portfolio. As of December 31, 2023, 95% of our fixed maturity securities were rated under criteria of the National Association of Insurance Commissioners (the “NAIC”) as NAIC 1 or NAIC 2, the two highest credit rating designations of the NAIC. These assets are managed against what we believe to be prudently underwritten liabilities. We have in-force liabilities of $47.3 billion at December 31, 2023, with a liability duration of approximately 5 years, well matched to our assets. For the year ended December 31, 2023, Net losses totaled $58 million, we produced adjusted net earnings (“ANE”) of $335 million, and we had an adjusted return on assets (“ROA”) of 72 basis points. Adjusted net earnings included $405 million of investment income from alternative investments and $51 million of significant expense items. Alternative investments investment income based on management’s long-term expected return of approximately 10% was $558 million.

We are focused on growing our inforce liabilities and AUM, driven by sales of attractively priced liabilities, including fixed indexed annuities, fixed rate annuities, registered indexed-linked annuities, indexed universal life, funding agreements, and pension risk transfer. We have plenty of momentum to continue to deliver sustainable asset growth from our retail and pension risk transfer growth strategies, and ongoing margin expansion from enhanced investment margin opportunities, operational scale benefits and fee-based earnings from accretive flow reinsurance. We are also well positioned to diversify our earnings given the strong growth of our middle market life insurance business and owned distribution strategies over time.

As of December 31, 2023, we had $3.1 billion of total F&G equity and $5.1 billion of total F&G shareholders’ equity excluding accumulated other comprehensive earnings (loss) (“AOCI”). FGL Insurance’s estimated U.S. RBC ratio was approximately 451% as of December 31, 2023, as compared to 442% and 451% as of December 31, 2022 and December 31, 2021, respectively. FGL Insurance expects to maintain its U.S. risk-based capital (“RBC”) ratio at or above our target of 400%. Going forward, we intend to fund our continued growth through strong and growing statutory earnings, reinsurance programs, and unused debt capacity.
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
Our Strategy
Through a diversification growth strategy, F&G has demonstrated profitable, compound annual growth rates in gross sales of 50% and AUM of 23% for the four-year period 2019 to 2023 and, more recently, annual increases in gross sales of 17% and AUM of 14% for the year ended December 31, 2023 as compared to the year ended December 31, 2022. We have expanded our business in our traditional channels, and entered new markets. With this strategy, we will continue to deliver stable ROA, excluding short-term mark-to-market effects, driven by asset growth and increasing margins from scale as well as expansion into higher-margin, less capital-intensive products. We are positioned to accomplish our goals through the following areas of strategic focus:
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
•Driving margin expansion and improved returns. We are pursuing strategies to continue to grow earnings, while generating significant positive net cash flow and diversifying into “capital light” flow reinsurance and accretive owned distribution to generate higher return on equity.
Our Competitive Advantages
Our business model is strong and positions us to capitalize on the growth prospects in our addressable markets.
•Trusted by distributors. We have long-standing relationships with a broad range of distributors representing nearly 112,000 independent agents and financial advisors, and built on our reputation for transparency and a consistently competitive product portfolio. We offer fixed annuities and life insurance products through a network of approximately 21 leading banks and broker dealers and approximately 280 Independent Marketing Organizations (“IMO”) that provide back-office support for thousands of independent insurance agents.
•Winning in high-growth markets. The U.S. retirement and middle markets are growing, and we are both well-established and well-positioned for continued growth. Our strategic alignment with our distribution partners allows us to reach a diverse, growing and underserved middle market demographic in both our retail and institutional channels.
•Durable investment management edge. Our strategic partnership with Blackstone provides a sustained competitive advantage for our business. Our liability profile and risk appetite drives our investment strategy. F&G’s investment and risk offices set strategic asset allocation and risk limits. Blackstone is responsible for idea generation and security selection. Blackstone’s capabilities expand our investment universe to new asset classes and their origination capabilities provide incremental spread. Our high quality, diversified investment portfolio is well positioned to withstand macroeconomic headwinds and continues to perform well. We have enhanced the return while improving the credit quality of our portfolio, and credit related impairments remain low, averaging 5 basis points over the past 3 years, below our pricing assumption.
•Clean and profitable in-force book. As a life insurer, we generate spread earnings based on our assets under management and over the lifetime of the liabilities in place. Our disciplined new business underwriting process provides us with stable liabilities, primarily in products that reset annually, which has allowed us to achieve consistently attractive lifetime returns. Approximately 93% of our $33.0 billion fixed indexed and fixed rate annuities account value are surrender-charge protected and our asset and liability cash flows are well matched.
•Track record of attracting top talent. F&G’s management team and nearly 1,200 employees have a record of long-term success and have delivered impressive results in the last few years. Our commitment to our cultural values is the cornerstone of our success, whereby F&G is a company of individuals who believe in the power of partnerships, encourage innovation and creativity, and are transparent about decisions while delivering on their commitments. This is borne out by consistently being recognized as an employer of choice as well as an involuntary turnover rate that is well below that of other financial services companies. We believe our flexible, employee-centric work approach positions us as an employer of choice.
•Clear governance structure. We have a disciplined approach for considering new lines of business to enter, the appropriate product/channel mix for achieving our targeted new business profitability, and the management of our capital and in-force liabilities. Further, we target and pursue opportunities that leverage our strengths.
We Play in Large and Growing Markets
We are in the midst of an age wave, with 10,000 Baby Boomers retiring each day through 2029. Today’s retirees face unique challenges: guaranteed income traditionally provided by pensions is going away, requiring many retirees to rely solely on their personal assets; for many, Social Security income is not enough. Today’s retirees must plan for a retirement that could last 25 to 30 years, weathering the ups and downs of the markets along the way. Insurance solutions can simplify retirement planning through features that generate more accumulation than traditional fixed income vehicles and generate more (and guaranteed) retirement income than traditional strategies.
The U.S. retirement market opportunity is vast and includes the $777 billion U.S. consumer savings market and the $326 billion retail life and annuities market. While insured products are designed to effectively serve the needs of retirees, annuities and life insurance solutions continue to be underutilized. We believe middle market consumers, in particular, lack the guidance they need and want and can benefit greatly from insurance solutions.
Retail. Until recently, F&G distributed our flagship annuity and life insurance products solely through our longstanding IMO relationships. In mid-2020, we expanded into the bank and broker dealer channels to broaden our reach and capture share of the personal savings and CDs markets. Our entry into these channels was successful, resulting in $1 billion in new business within the first ten months. Annuity sales through the bank and broker dealer channels were $4.9 billion and $3.6 billion for the full year ended December 31, 2023 and 2022, respectively. The approximate 21 banks and broker dealers we work with account for 51% of all annuity sales. In these retail markets F&G ranks: (i) 6th and 10th in FIA sales in the IMO and bank channels and 8th in FIA industry sales; (ii) 9th and 4th in MYGA sales in the broker dealer and bank channels and 9th in MYGA industry sales; and (iii) 5th in IUL sales in the IMO channel, 3rd in the number of IUL policies sold and 6th in IUL industry sales, in each case, for the third quarter of 2023, as sourced from Wink’s Sales and Market Report.
We successfully expanded into new retail channels and diversified our annuity distribution, yet not at the expense of our traditional IMO channel. We grew our IMO channel sales by 6% and 11% during the years ended December 31, 2023, and December 31, 2022, respectively.
We continue to invest in our life insurance business, focusing our approach to meet the needs of the underserved middle market which we reach largely through Network Marketing Groups (“NMGs”). The middle market segment was the largest in 2022, at 46% of households. NMGs are unique and growing, recruiting members of diverse communities for careers in insurance and penetrating cultural segments. NMGs have proven to be one of our most cost-efficient distribution channels, in large part because they tend to work with a smaller number of strategic product providers. This has allowed us to build deep and lasting relationships with both the NMGs and the agents. Since 2019, largely due to our NMG strategy, F&G’s IUL sales growth has far outpaced the industry, with a three-year combined annual growth rate of 49.5% compared to the industry’s 4.9%. This makes F&G the fastest growing IUL company of the top 20 IUL sellers in the market. Untapped opportunities remain in this channel, particularly among younger and more diverse demographics. In the United States, 41% of adults reported a need for life insurance or more coverage, which equates to approximately 101 million adults with a life insurance gap. Hispanics, the second largest ethnic group behind Caucasians, have the largest uninsured population among adults at 39% representing significant opportunity for us to serve this market.
Owned Distribution. With industry consolidation of independent agent distribution underway, we believe we are uniquely positioned to partner as a distribution consolidator. In October 2021, we purchased a 30% minority ownership stake in Freedom Equity Group (“FEG”). FEG is a nearly 4,000 agent strong NMG that focuses on cultural markets including Mexican-American, Hmong, Laotian, Filipino, Burmese, Congolese-American, Samoan, African-American, Thai and Vietnamese. We also purchased a 49% minority ownership stake in Syncis Holdings, LLC, an NMG, in January 2023. Syncis is an approximately 1,200 agent NMG that focuses on cultural markets including Korean, African-American, and Persian. We continued to consolidate in the distribution space in 2023 with the purchase of a 30% minority ownership stake in Quility Holdings, LLC (“Quility”), a leading insurtech company that offers a frictionless experience for insurance agents, insurance distribution companies and the clients they serve, and the purchase of a 40% minority ownership stake in DCMT Worldwide, LLC (“DCMT”), who distributes life insurance and annuity products through a network of over 1,000 agents. In January 2024, we purchased a 70% majority ownership stake in Roar Joint Venture, LLC (“Roar”), a wholeseller of annuities and life insurance products to financial institutions and the broker-dealer community.
Institutional. In 2021, F&G entered two institutional business lines to further diversify our sources of revenue. Our competitive asset management advantage through Blackstone allows us to have very competitive offerings in our spread lending products as well as in the PRT market, while still meeting our internal pricing targets.
•In addition to our funding agreement business with the Federal Home Loan Bank of Atlanta, (“FHLB”), we now offer the proven ability to originate Funding Agreement Backed Notes (“FABN”), a $176 billion market. Our FABN Program (the “FABN Program”) offers funding agreements to institutional clients by means of capital markets transactions through investment banks. Together, this business line has generated $2.3 billion in sales for F&G in 2021, its year of inception of FABN, $1.4 billion in sales for the year ended December 31, 2022, and $1.3 billion in sales for the year ended December 31, 2023.
•We also offer PRT solutions to a $40 billion (of $2 trillion total defined benefit plan assets) market. We launched our PRT business by building an experienced team with access to brokers and institutional consultants for distribution. We expect our opportunity to continue to grow as employers shift away from traditional defined benefit pension plans and seek to de-risk frozen pension plans. This line of business generated $1.1 billion in sales for F&G in 2021, its year of inception, $1.4 billion in sales for the year ended December 31, 2022, and $2.0 billion in sales for the year ended December 31, 2023.

We Have Meaningfully Diversified Our Business
With the addition of the retail bank and broker dealer channels and our success in entering the PRT and funding agreement institutional markets, F&G has diversified our product and distribution capabilities from one primary channel to now five, and from one primary product to now six with our recent entrance into the RILA markets. We completed this expansion over a four-year period and, combined with organic growth in our core IMO channel, increased gross sales by 238%, from $3.9 billion in 2019 to $13.2 billion in 2023.
We have reinforced our earnings engine in addition to driving top-line growth. We have acquired and retained customers through the years, growing AUM from $26.5 billion at the time of FNF’s acquisition to $49.5 billion as of December 31, 2023. Profitable growth in AUM is the most important driver of F&G’s earnings and our ability to return capital to shareholders.
Our Financial Goals
Our competitive advantages – product and channel diversification, as well as our strategic partnership with Blackstone – enable us to address a greater share of the markets in which we play. Further, the strength of our distribution partner relationships and pension risk transfer growth strategy has allowed the Company to achieve profitable double digit sales growth. The launch of our RILA product in early 2024 will further boost our sales growth as we enter a large and fast-growing market. We also expect to deliver ongoing margin expansion from enhanced investment margin opportunities, effectively managing our operating expenses while scaling our organization over time and driving fee-based earnings from accretive flow reinsurance. Lastly, we continue to diversify and enhance our earnings power as we execute on our own distribution strategy. Our ownership stakes generate a higher margin earnings stream at a lower cost of capital, which we expect to be accretive to our returns over time.

The Products We Offer
F&G’s expertise in annuities, life insurance, pension risk transfer solutions and funding agreements will allow us to continue to introduce innovative products and solutions designed to meet customers’ changing needs. We work hand-in-hand with our distributors and institutional advisors to devise the most suitable solutions for the ever-changing market. Our retail annuities serve as a retirement and savings tool on which our customers rely for principal protection and predictable income streams. In addition, our life insurance products provide our customers with a complementary product that allows them to build on their savings and provide a payment to their designated beneficiaries upon the policyholder’s death. Our most popular products are FIAs that tie contractual returns to specific market indices, such as the S&P 500 Index. Our customers value our FIAs, which provide a portion of the gains of an underlying market index, while also providing principal protection. We believe this principal protection fills the need for middle-income Americans who must save for retirement but who want to limit the risk of decline in their savings. As noted above, in 2021, we launched into two institutional markets to originate FABN and PRT transactions. These markets leverage our existing team's spread-based capabilities as well as our strategic partnership with Blackstone.
For the year ended December 31, 2023, FIAs generated approximately 36% of our gross sales. The remaining 64% of sales were primarily generated from fixed rate annuities (39%), funding agreements (9%), PRT sales (15%) and IUL (1%). We invest the proceeds primarily in fixed income securities. We also use options and futures that hedge the index credit of our FIA and IUL liabilities by replicating the market index returns to our policyholders. We invest predominantly in options on the S&P 500 Index. The majority of our products allow for active management to achieve targeted lifetime returns. In addition, our annuity contracts generally either cannot be surrendered or include surrender charges that discourage early redemptions.
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
We purchase derivatives consisting predominantly of over-the-counter options and, to a lesser degree, futures contracts (specifically for FIA contracts) on the equity indices underlying the applicable policy such as the S&P 500. These derivatives are used to fund the index credits due to policyholders under the FIA and IUL contracts based upon policyholders’ contract elections. The down-side risk to F&G is limited to the cost of the options because if the value of the options decreases there is no index credit. The cost of the hedge is included in the pricing of the product and can be reset on an annual basis for each policy based on market conditions. The majority of all such call options are one-year options purchased to match the funding requirements underlying the FIA/IUL contracts. On the anniversary dates of the FIA/IUL contracts, the market index used to compute the annual index credit under the contracts is reset. At such time, we purchase new call options to fund the next index credit. We manage the cost of these purchases through the terms of our FIA/IUL contracts, which permit us to change caps or participation rates, subject to certain guaranteed minimums on each contract’s anniversary date. The change in the fair value of the options and futures contracts is generally designed to offset the equity market related change in the fair value of the FIA/IUL contract’s related reserve liability. The options and futures contracts are marked to fair value with the change in fair value included as a component of “Recognized gains and (losses), net” in our Consolidated Statements of Operations. The change in fair value of the options and futures contracts includes the gains and losses recognized at the expiration of the instrument’s term or upon early termination and the changes in fair value of open positions. Generally accepted accounting principles (“GAAP”) accounting of the reserve liability for products with embedded derivatives such as FIA creates additional volatility beyond the accounting for the options and the futures.
The contract holder account value of a FIA contract is equal to the sum of deposits paid, premium bonuses, if any, (described below), and index credits based on the change in the relevant market index (subject to a cap, spread and/or a participation rate) less any fees for riders and any withdrawals taken to-date. Caps (a maximum rate that may be credited) generally range from 1% to 5% when measured annually and 1% to 3% when measured monthly, spreads (a credited rate determined by deducting a specific rate from the index return) generally range from 0% to 3% when measured annually, and participation rates (a credited rate equal to a percentage of index return) generally range from 100% to 180% of the performance of the applicable market index. The cap, spread and participation rate can typically be reset annually and in some instances every two to five years. Certain riders provide a variety of benefits, such as the ability to increase their cap, lifetime income or additional liquidity for a set fee. As this fee is fixed, the contract holder may lose principal if the index credits received do not exceed the amount of such fee.
Approximately 39% of the FIA sales for the year ended December 31, 2023, involved “premium bonuses” or vesting bonuses. Premium bonuses increase the initial annuity deposit by a specified rate of 2%. The vesting bonuses, which range from 1% to 15%, increase the initial annuity deposit liability but are subject to adjustment for unvested amounts in the event of surrender by the policyholder prior to the end of the vesting period. We made compensating adjustments in the commission paid to the agent or the surrender charges on the policy to offset the premium bonus.
Approximately 48% of our FIA contracts were issued with a guaranteed minimum withdrawal benefit (“GMWB”) rider for the year ended December 31, 2023. With this rider, a contract owner can elect to receive guaranteed payments for life from the FIA contract without requiring the owner to annuitize the FIA contract value. The amount of the income benefit available is determined by the growth in the policy’s benefit base value as defined in the FIA contract rider. Typically, this accumulates for 10 years based on a guaranteed rate of 3% to 8%. Guaranteed withdrawal payments may be stopped and restarted at the election of the contract owner. Some of the FIA contract riders that we offer include an additional death benefit or an increase in benefit amounts under chronic health conditions. Rider fees range from 0% to 1%. Unlike a variable annuity, policyholder values do not decline with market movements.
Deferred Annuities – Fixed Rate Annuities. Fixed rate annuities are typically single deposit contracts and include annual reset and multi-year rate guaranteed policies. Fixed rate annual reset annuities issued by us have an annual interest rate (the “crediting rate”) that is guaranteed for the first policy year. After the first policy year, we have the discretionary ability to change the crediting rate once annually to any rate at or above a guaranteed minimum rate. MYGAs are similar to fixed rate annual reset annuities except that the initial crediting rate is guaranteed for a specified number of years before it may be changed at our discretion. As of December 31, 2023, crediting rates on outstanding (i) single-year guaranteed annuities generally ranged from 1% to 6% and (ii) MYGA ranged from 1% to 5%. The average crediting rate on all outstanding fixed rate annuities at December 31, 2023 was 5%.
Deferred Annuities - Registered Index-Linked Annuities (“RILA”) – In early 2024, we entered into the RILA markets. RILAs are similar to FIAs in offering the policyholder the opportunity for tax-deferred growth based in part on the performance of a market index. Compared to an FIA, RILAs have the potential for higher returns but also have the potential for risk of loss to principal and related earnings. RILAs provide the ability for the policyholder to participate in the positive performance of certain market indices during a term, limited by a cap or adjusted for a participation rate. Negative performance of the market indices during a term can result in negative policyholder returns, with downside protection typically provided in the form of either a “buffer” or a “floor” to limit the policyholder’s exposure to market loss. A “buffer” is protection from negative exposure up to a certain percentage, typically 10 or 20 percent. A “floor” is protection from negative exposure less than a stated percentage (i.e., the policyholder risks exposure of loss up to the “floor,” but is protected against any loss in excess of this amount).
Withdrawal Options for Deferred Annuities. After the first year following the issuance of a deferred annuity policy holders of deferred annuities are typically permitted penalty-free withdrawals up to a contractually specified amount. The penalty-free withdrawal amount is typically 10% of the prior year account value for FIAs and is typically up to accumulated interest for fixed rate annuities, subject to certain restrictions. Withdrawals in excess of allowable penalty-free amounts are assessed a surrender charge if such withdrawals are made during the penalty period of the deferred annuity policy. The penalty period typically ranges from seven to fourteen years for FIAs and three to ten years for fixed rate annuities. This surrender charge initially ranges from 9% to 15% of the contract value for FIAs and is 9% of the contract value for fixed rate annuities and generally decreases by approximately one to two percentage points per year during the penalty period. The average surrender charge was 7% for our FIAs and 7% for our fixed rate annuities as of December 31, 2023. A market value adjustment (“MVA”) will also apply in most states to any withdrawal that incurs a surrender charge, subject to certain exceptions. The MVA is based on a formula that accounts for changes in interest rates since contract issuance. Generally, if interest rates have risen, the MVA will decrease surrender value, whereas if rates have fallen, it will increase surrender value. MVAs are included on all policies, if allowed (for FIAs since 2015 and for a longer time for fixed rate annuities). At December 31, 2023, approximately 78% of our business included an MVA feature.
The following table summarizes our deferred annuity account values and surrender charge protection as of December 31, 2023 (dollars in millions):

SURRENDER CHARGE EXPIRATION BY YEAR	Fixed Rate and Fixed Indexed Annuities Account Value	Percent of Total	Weighted Average Surrender Charge
Out of surrender charge	$2,346	7%	—%
2024	1,573	5%	4%
2025-2027	7,579	23%	6%
2028-2029	6,075	18%	7%
2030-2031	6,784	21%	8%
Thereafter	8,610	26%	11%
Total	$32,967	100%	7.31%

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
Single Premium Immediate Annuities. We have previously sold single premium immediate annuities (“SPIA”), which provide a series of periodic payments for a fixed period of time or for the life of the policyholder, according to the policyholder’s choice at the time of issue. The amounts, frequency and length of time of the payments are fixed at the outset of the annuity contract. SPIAs are often purchased by persons at or near retirement age who desire a steady stream of payments over a future period of years. Existing policyholders may elect to surrender their contract and use the proceeds to purchase a supplementary contract which functions as a SPIA.
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
Funding Agreements. As defined by the Iowa Insurance Division (“IID”), a funding agreement is an agreement for an insurer to accept and accumulate funds and to make one or more payments at future dates in amounts that are not based on mortality or morbidity contingencies of the person to whom the funding agreement is issued. In essence, funding agreement providers are agreeing to a defined stream of future payments in exchange for a single upfront premium. This type of business is sometimes referred to as spread lending, as funding agreement providers invest upfront premiums with the intent to earn an investment spread on the funds prior to making agreed upon maturity and interest payments. The structure of the payments can take several forms but are commonly a fixed or variable interest payment with a single maturity principal re-payment.
F&G currently utilizes two forms of funding agreement offerings. The first is through the issuance of collateralized funding agreements with the FHLB. This enables spread-based income without longevity or mortality exposure given the certainty in liability profile. Funding agreements through the FHLB are flexible in their format and the ability to issue during broad windows, as long as sufficient eligible collateral has been deposited with the bank. F&G and it’s predecessors have been entering into funding agreements with the FHLB since at least 2004.

In June 2021, we established a FABN Program, which is a medium term note program under which funding agreements are issued to a special-purpose trust that issues marketable notes. The notes are underwritten and marketed by major investment banks’ broker-dealer operations and are sold to institutional investors. These FABN offerings are more limited regarding timing of issuance, but do not require collateralization as with the FHLB. The maximum aggregate principal amount permitted to be outstanding at any one time under the FABN Program is currently $5.0 billion. As of December 31, 2023, we had approximately $2.6 billion outstanding under the FABN Program.
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
Our PRT products are comparable to income annuities, as we generally receive a single, upfront premium in exchange for paying a guaranteed stream of future income payments which are typically fixed in nature but may vary in duration based on participant mortality experience. These products primarily create earnings through spread income. In each transaction FGL Insurance and/or FGL NY Insurance issues a group annuity contract to discharge pension plan liabilities from a pension plan sponsor, either through a separate account or through a general account guarantee. Certificate holders covered under a group annuity contract have a guaranteed benefit from the insurance company.
We entered the PRT solutions business by building a team of experienced professionals, then working with brokers and institutional consultants for distribution. As of December 31, 2023, we had completed PRT transactions that represented pension obligations of $4.5 billion.
Reinsurance philosophy/arrangements. Our insurance subsidiaries cede insurance to other insurance companies. We use reinsurance to diversify risks and earnings, to manage loss exposures, to enhance our capital position, and to manage new business volume. The effects of certain reinsurance agreements are not accounted for as reinsurance as they do not reinsure insurance contracts, or they do not transfer the risks of the reinsured policies.
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
We monitor the credit risk related to the ability of our reinsurers to honor their obligations under various agreements. To minimize the risk of credit loss on such contracts, we generally diversify our exposures among many reinsurers and limit the amount of exposure to each based on financial strength ratings, which are reviewed annually. We are able to further manage risk with various forms of collateral or collateral arrangements, including secured trusts, funds withheld arrangements and irrevocable letters of credit.
Please refer to Note E - Reinsurance to our Consolidated Financial Statements included in Part II - Item 8 of this Annual Report on Form 10-K for further discussion on reinsurance, reinsurance recoverables for our largest reinsurers and credit risk and counterparty risk.
Please refer to “Risk Factors” for additional details regarding credit risk related to reinsurance agreements. A description of significant ceded reinsurance transactions appears below.
Wilton Reinsurance Transaction. Almost all of the life insurance policies in force issued before March 1, 2010, except for the return of premium benefits on term life insurance products, are subject to a reinsurance arrangement with Wilton Reassurance Company (“Wilton Re”). Pursuant to the agreed upon terms, Wilton Re purchased through a 100% quota share reinsurance agreement certain FGL Insurance life insurance policies that are subject to redundant reserves, reported on a statutory basis, under Regulation XXX and Guideline AXXX, as well as another block of FGL Insurance’s in-force traditional, universal life and IUL insurance policies. The effects of this agreement are accounted for as reinsurance as the ceded policies qualify as insurance products and because the agreement satisfies the risk transfer requirements for GAAP.
Hannover Reinsurance Transaction. Originally effective January 1, 2017, FGL Insurance has a reinsurance agreement with Hannover Life Reassurance Company of America (“Hannover Re”), an unaffiliated reinsurer, to reinsure an in-force block of FGL Insurance’s FIA and fixed rate deferred annuity contracts with GMWB and Guaranteed Minimum Death Benefit (“GMDB”) guarantees. In accordance with the terms of this agreement, FGL Insurance cedes 70% net retention of secondary guarantee payments in excess of account value for GMWB and death benefits in excess of account value for GMDB guarantees. The effects of this agreement are not accounted for as reinsurance as it does not satisfy the risk transfer requirements for GAAP; therefore, deposit accounting is applied and FGL insurance applies the right of offset in the reinsurance agreement.
Kubera Reinsurance Transaction. FGL Insurance has a reinsurance agreement with Kubera Insurance (SAC) Ltd. (“Kubera”), an unaffiliated reinsurer, to cede a quota share of certain FIA statutory reserves on a coinsurance funds withheld basis, net of applicable existing reinsurance. The effects of this agreement are not accounted for as reinsurance as it does not satisfy the risk transfer requirements for GAAP; therefore, deposit accounting is applied and FGL Insurance applies the right of offset in the reinsurance agreement.

To enhance Kubera's ability to pay its obligations under the amended reinsurance agreement, F&G entered into a Variable Note Purchase Agreement (the “NPA”), whereby F&G agreed to fund a note to Kubera to be used to ultimately settle with F&G, with principal increases up to a maximum amount of $300 million, to the extent a potential funding shortfall (treaty assets are less than the total funding requirement) is projected relative to the business ceded to Kubera from F&G as part of the amended reinsurance agreement. The potential funding shortfall will be determined quarterly and, among other items, is impacted by the market value of the assets in the funds withheld account related to the reinsurance agreement and Kubera's capital as calculated on a Bermuda regulatory basis. The NPA matures on November 30, 2071. Based on the current level of the treaty assets and projections that these policies will be profitable over the lifetime of the agreement, we do not expect significant fundings to occur under the NPA. As of December 31, 2023 and December 31, 2022, the amount funded under the NPA was insignificant.
Kubera & Somerset Reinsurance Transactions. FGL Insurance entered into a reinsurance agreement with Kubera, effective December 31, 2018, to cede certain fixed rate annuity (including MYGA) GAAP and statutory reserves on a coinsurance funds withheld basis, net of applicable existing reinsurance. Effective October 31, 2021, this agreement was novated from Kubera to Somerset Reinsurance Ltd. (“Somerset”), a certified third-party reinsurer. Effective December 1, 2023, FGL Insurance executed an additional coinsurance funds withheld agreement with Somerset to cede certain flow MYGA business written effective on or after December 1, 2023. As the policies ceded to Somerset are investment contracts, there is no significant insurance risk present and the reinsurance agreements are accounted for as separate investment contracts.
Everlake Reinsurance Transaction. Effective September 1, 2023, FGL Insurance executed a coinsurance agreement with Everlake Life Insurance Company (“Everlake”), an unaffiliated reinsurer to cede, on a quota share basis, certain flow MYGA business written effective on or after September 1, 2023. As the policies ceded to Everlake are investment contracts, there is no significant insurance risk present and the effects of this agreement are accounted for as a separate investment contract.
Aspida Reinsurance Transaction. FGL Insurance has a reinsurance agreement with ASPIDA Life Re Ltd. (“Aspida Re”), an unaffiliated reinsurer, to cede certain flow MYGA business, on a funds withheld coinsurance basis, net of applicable existing reinsurance, written effective on or after January 15, 2021. As the policies ceded to Aspida Re are investment contracts, there is no significant insurance risk present and therefore the reinsurance agreement is accounted for as a separate investment contract.
New Re Reinsurance Transaction. Effective December 31, 2022, FGL Insurance entered into an indemnity reinsurance agreement with New Reinsurance Company Ltd., an unaffiliated reinsurer and wholly owned subsidiary of Münchener Rückversicherungs-Gesellschaft Aktiengesellschaft in München (d/b/a Munich Re), to cede certain FIA policies. Effective July 1, 2023, this agreement was amended to reinsure additional FIA products. The coinsurance quota share is only applicable to the base contract benefits under the FIA policies. The yearly renewable term is applicable to the waiver of surrender charges and return of premium. The effects of this agreement are not accounted for as reinsurance as it does not satisfy the risk transfer requirements for GAAP; therefore, deposit accounting is applied and FGL Insurance applies the right of offset in the reinsurance agreement.
The CARVM Facility. Life insurance companies operating in the United States must calculate required reserves for life and annuity policies based on statutory principles. The insurance divisions have adopted the methodology contained in the NAIC Valuation Manual as the prescribed methodology for the insurance industry. The industry has reduced or eliminated redundancies thereby increasing capital using a variety of techniques including reserve facilities.
F&G has a reinsurance treaty with Raven Reinsurance Company (“Raven Re”), its wholly owned captive reinsurance company, to cede the Commissioners Annuity Reserve Valuation Method (“CARVM”) liability for annuity benefits where surrender charges are waived related to certain FIA, DA and MYGA policies. In connection with the CARVM reinsurance agreement, FGL Insurance and Raven Re entered into an agreement with Nomura Bank International plc (“NBI”) to establish a reserve financing facility in the form of a letter of credit issued by NBI. The financing facility has $200 million available to draw on as of December 31, 2023. The amended facility may terminate earlier than the current termination date of October 1, 2027, in accordance with the terms of the reimbursement agreement. Under the terms of the reimbursement agreement, in the event the letter of credit is drawn upon, Raven Re is required to repay the amounts utilized, and FGAL is obligated to repay the amounts utilized if Raven Re fails to make the required reimbursement. Under the terms of the agreement, FGAL is also required to make a capital contribution to Raven Re in certain circumstances, including in the event that Raven Re’s statutory capital and surplus falls below defined levels. As of December 31, 2023 and December 31, 2022, no capital contributions were required to be made due to these conditions. As this letter of credit is provided by an unaffiliated financial institution, Raven Re is permitted to carry the letter of credit as an admitted asset on the Raven Re statutory balance sheet.
GMWB/GWP Reinsurance Transaction. Effective December 31, 2023, FGL Insurance recaptured its reinsurance arrangement with Canada Life Assurance Company (“Canada Life”) United States Branch covering FIA policies with GMWB and guaranteed withdrawal payment (“GWP”) features and entered into a reinsurance treaty with Corbeau Re, Inc. (“Corbeau Re”), its wholly owned captive reinsurance company, to cede certain FIA policies with GMWB and GWP. In accordance with the terms of this agreement, FGL Insurance cedes a 100% quota share of GMWB and GWP paid in excess of account value. In connection with the reinsurance agreement between FGL Insurance and Corbeau Re, Corbeau Re entered into an excess of loss reinsurance agreement (“XOL”) with Canada Life Barbados Branch to finance the portion of statutory reserves considered to be non-economic. The XOL matures on December 31, 2043, and provides for coverage on losses up to $1,500 million as of December 31, 2023. With Corbeau Re, non-economic reserves were financed through the maturity date of the XOL and statutory reserves are recorded for all risks expected to be incurred after the maturity date of the XOL. The XOL is not accounted for as reinsurance as it does not satisfy the risk transfer requirements for GAAP; therefore, deposit accounting is applied. Under the terms of the agreement, FGAL is required to make a capital contribution to Corbeau Re in certain circumstances, including in the event that Corbeau Re’s statutory capital and surplus falls below defined levels. As of December 31, 2023, no capital contributions were required to be made due to these conditions. Corbeau Re is permitted to account for the excess of loss reinsurance agreement from Canada Life as an admitted asset on the Corbeau Re statutory balance sheet.
PRT Reinsurance Transaction. Effective October 1, 2023, FGL Insurance recaptured a reinsurance agreement with its affiliate F&G Life Re Ltd. (“F&G Life Re”), a Bermuda reinsurer, covering a quota share of certain pension risk transfer group annuity contracts and entered into an agreement with its affiliate F&G Cayman Re Ltd. (“F&G Cayman Re”), a Cayman Islands reinsurer, to reinsure a quota share of certain pension risk transfer group annuity contracts (previously ceded to F&G Life Re) in addition to flow pension risk transfer group annuity contracts. Some of the contracts reinsured are held by FGL Insurance’s general account and others are held by a FGL Insurance separate account (which does not meet the GAAP definition of a separate account). Reinsurance of the general account contracts are maintained on a coinsurance funds withheld basis for the general account statutory reserves. Reinsurance of the separate account contracts are maintained on a modified coinsurance basis for the separate account statutory reserves and coinsurance basis for the general account statutory reserves supporting the separate account. In connection with the agreement, F&G Cayman Re entered into a financing agreement with Deutsche Bank AG (“DB”), operating out of its New York branch, whereby DB issued a letter of credit used to support the coinsured general account statutory reserves (generally considered to be the non-economic reserves).

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

We offer our products through a network of approximately 280 IMOs, representing nearly 102,000 agents. We believe that our relationships with these IMOs are strong. The average tenure of the Power Partners is approximately 20 years. We identify Power Partners as those who have demonstrated the ability to generate significant production for our business. We currently have 41 Power Partners, comprised of 19 annuity IMOs and 22 life insurance IMOs.
We took a similar approach in launching products as a new entrant into the bank and broker dealer channels by partnering with one of the largest broker dealers in the industry. In 2020, F&G launched a set of fixed rate annuity and FIA products to banks and broker dealers and gained selling agreements with some of the largest banks and broker dealers in the United States. We offer our products through a network of approximately 21 banks and broker dealers, representing approximately 10,000 financial advisers. The financial advisers at our bank and broker dealer partners are able to offer their clients guaranteed rates of return, protected growth, and income for life through our Secure series of annuity products. We employ a hybrid distribution model in this channel, whereby some financial institutions partner directly with F&G and our sales team, and others work with an intermediary. As such, we partner with a select number of financial institution intermediaries who have expertise in the channel and maintain the appropriate field wholesaling forces to be successful in this channel. In 2023, the top 5 firms represented 78% of channel sales. Bank and broker dealers represented 51% of annuity sales for the year ended December 31, 2023.
The top five states for the distribution of F&G’s retail products in the year ended December 31, 2023 were Florida, California, Pennsylvania, Ohio and Texas, which together accounted for 38.5% of F&G’s retail sales.
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
FGL Insurance and certain other subsidiaries of F&G (other than FGL NY Insurance) are party to investment management agreements (“IMAs”) with Blackstone ISG-I Advisors LLC (“BIS”) pursuant to which BIS is appointed as investment manager of substantially all assets in the general and separate accounts of those entities (the “F&G Accounts”). MVB Management, LLC, (“MVB Management”), an entity that is 50% owned by BilCar, LLC (an affiliate of William Foley, the Executive Chairman and a director of the Company) (“BilCar”), receives a participation fee from BIS in connection with assets of F&G and its subsidiaries that are managed by BIS. BIS also receives services from MVB Management. Pursuant to the investment management agreements with BIS, BIS pays MVB Management a fee of approximately 7.5% of certain fees paid to BIS and its affiliates for AUM relating to new business generated after March 31, 2023 (“New AUM”) (15% prior to that date). In March 2023 BilCar waived its right to receive any portion of payments made by BIS to MVB in respect of such New AUM. Additionally, in March 2023 the Company entered into an agreement with BilCar to pay BilCar the fees that it would have received through MVB Management from BIS over the 10-year period ending March 31, 2033. BIS, in accordance with our IMAs, has delegated certain investment services to its affiliates, including Blackstone’s Credit, Real Estate Debt and Asset-Based Finance businesses, in each case, pursuant to separate sub-management agreements executed between BIS and each such affiliate. There are no specified minimum amounts of assets that we have agreed that BIS will manage; however, BIS has the right to manage (and receive fees based on) all assets in the F&G Accounts with limited exceptions. For certain asset classes, we continue to utilize specialized third-party investment managers. As of December 31, 2023, approximately 85% of our $52 billion investment portfolio was managed by BIS, with 14% managed by other third parties, and the remaining 1% internally managed. BIS, in accordance with our IMAs, has delegated certain investment services to its affiliates, including Blackstone’s Credit, Real Estate Debt and Asset-Based Finance businesses, in each case, pursuant to separate sub-management agreements executed between BIS and each such affiliate.

On March 10, 2023, the IMAs were amended such that, for assets under management as of March 31, 2023, BIS’s per annum management fees are as follows:

•for aggregate assets under management in the F&G Accounts up to $25 billion, 0.26% of such aggregate assets under management;
•for aggregate assets under management in the F&G Accounts above $25 billion and up to $34 billion, 0.24% of such aggregate assets under management; and
•for aggregate assets under management in the F&G Accounts above $34 billion, .12% of such aggregate assets under management.
In addition, the Sub-Manager Fee Agreement has been amended to provide for certain updates thereto, including, among other things, to reflect certain additional asset classes, certain revisions to the applicable sub-manager fee rates in respect of certain existing asset classes and certain revisions to the applicable sub-manager fee rates in respect of assets under management relating to new business of the Company and its subsidiaries generated after March 31, 2023. For the avoidance of doubt, there will be no management fee payable under the IMAs with respect to New AUM.
Aggregate fees paid to BIS were $194 million, $155 million and $132 million for the years ended December 31, 2023, 2022 and 2021, respectively.
F&G has a robust governance process and framework to manage the investment portfolio. While BIS is primarily responsible for security selection, F&G makes all investment strategy decisions and sets risk parameters. All major decisions need to be reviewed and approved by the F&G Investment Committee, and new investment asset classes go through an internal risk assessment process at F&G to ensure the investments are suitable for an insurance company balance sheet. We define risk tolerance across a wide range of factors, including credit risk, liquidity risk, concentration (issuer and sector) risk, and caps on specific asset classes, which in turn establish conservative risk thresholds. Also, F&G has flexibility to use other asset management partners through our flow reinsurance platform over time.

F&G, along with BIS, continually monitors portfolio allocations and holdings to optimize the portfolio profile. F&G has undertaken several programs to take advantage of the credit cycle and market conditions or to undertake prudent risk management in anticipation of an unfavorable economic environment. We have also added several new asset classes to the investment portfolio to further enhance diversification.
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
The initial term of the side letter expires in 2029 and will automatically renew for successive two-year terms unless F&G terminates the side letter. Prior to June 1, 2029, we and FNF may only terminate the side letter for cause. Cause is generally limited to circumstances where BIS is legally unable to manage our assets, if BIS fails to offer us “most favored nations” rights with respect to certain products it may issue to third parties, or where BIS has acted with gross negligence, willful misconduct or reckless disregard of its obligations under the investment management agreements. In addition, at the expiration of the initial term of the side letter in 2029, or at the end of any renewal term, we may with prior notice terminate the side letter for unsatisfactory long-term performance by BIS based on underperformance. If we provide any such notice, the termination would not become effective for one year from the date of termination given in the notice, during which time BIS may seek to cure the events giving arise to the termination notice.
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
Our investment portfolio consists of fixed-rate high-quality fixed maturities, including publicly and privately issued corporate bonds, municipal and other government bonds, asset-backed securities (“ABS”), residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”), commercial mortgage loans (“CMLs”), residential mortgage loans (“RMLs”), limited partnership investments, and other investments. We also maintain holdings in floating rate, and less rate-sensitive investments, including collateralized loan obligations (“CLO”), non-agency RMBS, and various types of ABS. It is our expectation that our investment portfolio will broaden in scope and diversity to include other asset classes held by life and annuity insurance writers. We also have a small amount of equity holdings required as part of our funding arrangements with the FHLB.
Over the year, we have hedged a portion of the existing floating rate asset exposure in the portfolio. In addition to hedging the existing floating-rate assets, subject to the broader macro and interest rate environment, we will also look to hedge a significant share of new purchases of floating-rate assets.
The portfolio also has exposure to U.S. dollar denominated emerging market bonds, highly rated preferred stocks and hybrids. We currently maintain a well-matched asset/liability profile (asset duration, including cash and cash equivalents, of 5.2 years vs. liability duration of 4.7 years).
Please refer to Note C - Investments in the Consolidated Financial Statements and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investment Portfolio” in this Annual Report on Form 10-K for additional information about our investment portfolio.
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
Our most significant risks are governed through holding company governance committees and overall by the Enterprise Risk Management Committee (“ERMC”). Our most significant risks such as credit risk, liquidity risk, and policyholder behavior associated with interest rate risk have established risk limits associated with our risk appetite statements. These include investment limits by asset class, ratings and issuer. Liquidity risk is managed through frequent forecasting of sources and uses of cash and managed to our Liquidity Policy. Asset liability management procedures and limits protect the Company, within limits, against significant changes in interest rates. In addition, the risks are stressed as part of our scenario testing process to identify areas requiring mitigation plans based on the macroeconomic environment. Risk limits, risk appetite and scenario testing results of the stresses are discussed with stakeholders such as the F&G ERMC, the Board of Directors (“Board”) and Audit Committee (“AC”) of F&G, regulators and rating agencies.
The responsibility for monitoring, evaluating and responding to risk embedded across the organization: first assigned to our management and employees, second to those occupying specialist functions, such as legal compliance and risk teams, and third to those occupying supervisory functions, such as internal audit and the board of directors.
Operations/Outsourcing
We believe we have designed an efficient corporate platform which enables us to be highly scalable with volume over time and allows us to onboard incremental business with low incremental fixed operating cost. As a result, we believe we should be able to convert a significant portion of incremental net investment income from additional invested assets and liabilities into operating income.
We outsource the following functions to third-party service providers:
•new business administration (data entry and policy issue only);
•service of existing policies;
•underwriting administration of life insurance applications;
•call centers;
•information technology development and maintenance;
•certain investment accounting and custody; and
•co-located data centers and hosting of financial systems.
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
As of the date of this Annual Report on Form 10-K, A.M. Best, Fitch, Moody’s, and S&P had issued credit ratings, financial strength ratings and/or outlook statements regarding us, as listed below. Credit ratings represent the opinions of rating agencies regarding an entity’s ability to repay its indebtedness. Financial strength ratings represent the opinions of rating agencies regarding the ability of an insurance company to meet its financial obligations under an insurance policy and generally involve quantitative and qualitative evaluations by rating agencies of a company’s financial condition and operating performance. Generally, rating agencies base their financial strength ratings upon information furnished to them by the insurer and upon their own investigations, studies and assumptions. Financial strength ratings are based upon factors of concern to policyholders, agents and intermediaries and are not directed toward the protection of investors. Credit and financial strength ratings are not recommendations to buy, sell or hold securities and they may be revised or revoked at any time at the sole discretion of the rating organization.
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
The rating organizations may take various actions, positive or negative. Such actions are beyond our control, and we cannot predict what these actions may be and the timing thereof.

	A.M. Best	S&P	Fitch	Moody’s
Holding Company & Security Ratings
F&G Annuities & Life, Inc.
Issuer Credit / Default Rating	Not Rated	BBB-	BBB	Ba1
Outlook		Stable	Stable	Stable
Senior Unsecured Notes	Not Rated	BBB-	BBB-	Not Rated
CF Bermuda Holdings Limited
Issuer Credit / Default Rating	Not Rated	BBB-	BBB	Baa3
Outlook		Stable	Stable	Stable
Fidelity & Guaranty Life Holdings, Inc.
Issuer Credit / Default Rating	BBB	BBB-	BBB	Not Rated
Outlook	Stable	Stable	Stable
Senior Unsecured Notes (2025 maturity) (a)	BBB	BBB	BBB	Baa2
Outlook	Stable			Stable
Operating Subsidiary Ratings
Fidelity & Guaranty Life Insurance Company
Financial Strength Rating	A	A-	A-	A3
Outlook	Stable	Stable	Stable	Stable
Fidelity & Guaranty Life Insurance Company of New York
Financial Strength Rating	A	A-	A-	Not Rated
Outlook	Stable	Stable	Stable
F&G Life Re Ltd
Financial Strength Rating	Not Rated	A-	A-	A3
Outlook		Stable	Stable	Stable
F&G Cayman Re Ltd
Financial Strength Rating	Not Rated	Not Rated	A-	Not Rated
Outlook			Stable

(a) Explicitly guaranteed by parent Fidelity National Financial, Inc. upon acquisition of F&G on June 1, 2020
A.M. Best, S&P, Fitch and Moody’s review their ratings of insurance companies from time to time. There can be no assurance that any particular rating will continue for any given period of time or that it will not be changed or withdrawn entirely if, in their judgment, circumstances so warrant. While the degree to which ratings adjustments will affect sales and persistency is unknown, we believe if our ratings were to be negatively adjusted for any reason, we could experience a material decline in the sales of our products and the persistency of our existing business. See “Risk Factors” in this Annual Report on Form 10-K.
Potential Impact of a Ratings Downgrade. We are required to maintain minimum ratings as a matter of routine practice as part of our over-the-counter derivatives agreements on International Swap and Derivative Association

(“ISDA”) forms. Under some ISDA agreements, we have agreed to maintain certain financial strength ratings. Please refer to Note D - Derivative Financial Instruments to the Consolidated Financial Statements in this Annual Report on Form 10-K for disclosure around our requirement to maintain minimum ratings.
If the insurance subsidiaries held net short positions against a counterparty, and the subsidiaries’ financial strength ratings were below the levels required in the ISDA agreement with the counterparty, the counterparty would demand immediate further collateralization, which could negatively impact overall liquidity. Based on the fair value of our derivatives as of December 31, 2023, we hold no net short positions against a counterparty; therefore, there is currently no potential exposure for us to post collateral.
A downgrade of the financial strength rating of one of our principal insurance subsidiaries could affect our competitive position in the insurance industry and make it more difficult for us to market our products, as potential customers may select companies with higher financial strength ratings. A downgrade of the financial strength rating could also impact our borrowing costs.
Regulation of F&G
U.S. Regulatory Overview
FGL Insurance, FGL NY Insurance, Raven Re and Corbeau Re are subject to comprehensive regulation and supervision in their domiciles, Iowa, New York, Vermont and Vermont, respectively, and in each state in which they do business. FGL Insurance does business throughout the United States and Puerto Rico, except for New York. FGL NY Insurance only does business in New York. Raven Re is a special purpose captive reinsurance company that only provides reinsurance to FGL Insurance under the CARVM Treaty. Corbeau Re, a wholly owned captive reinsurance company, reinsures certain of FGL Insurance’s FIA policies with GMWB and GWP. FGL Insurance’s principal insurance regulatory authority is the IID; however, state insurance departments throughout the United States also monitor FGL Insurance’s insurance operations as a licensed insurer. The New York State Department of Financial Services (“NYDFS”) regulates the operations of FGL NY Insurance. The purpose of these regulations is primarily to protect insurers’ policyholders and beneficiaries and not their general creditors and shareholders of those insurers or of their holding companies. Many of the laws and regulations to which FGL Insurance and FGL NY Insurance are subject are regularly re-examined and existing or future laws and regulations may become more restrictive or otherwise adversely affect their operations.
Generally, insurance products underwritten by, and rates used by, FGL Insurance and FGL NY Insurance must be approved by the insurance regulators in each state or territory in which they are sold. In addition, insurance products may also be subject to the Employee Retirement Income Security Act of 1974 (“ERISA”).
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
Financial Regulation
State insurance laws and regulations require FGL Insurance, FGL NY Insurance, Raven Re and Corbeau Re to file reports, including financial statements, with state insurance departments in each state in which they do business, and their operations and accounts are subject to examination by those departments at any time. FGL Insurance, FGL NY Insurance, Raven Re and Corbeau Re prepare statutory financial statements in accordance with accounting practices and procedures prescribed or permitted by these departments.
The NAIC has approved a series of statutory accounting principles and various model regulations that have been adopted, in some cases with certain modifications, by all state insurance departments. These statutory principles are subject to ongoing change and modification. Moreover, compliance with any particular regulator’s interpretation of a legal or accounting issue may not result in compliance with another regulator’s interpretation of the same issue, particularly when compliance is judged in hindsight. Any particular regulator’s interpretation of a legal or accounting issue may change over time to FGL Insurance’s, FGL NY Insurance’s, Raven Re’s or Corbeau Re’s detriment, or changes to the overall legal or market environment, even absent any change of interpretation by a particular regulator, may cause FGL Insurance, FGL NY Insurance, Raven Re and Corbeau Re to change their views regarding the actions they need to take from a legal risk management perspective, which could necessitate changes to FGL Insurance’s, FGL NY Insurance’s, Raven Re’s or Corbeau Re’s practices that may, in some cases, limit their ability to grow and improve profitability.
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
The IID last completed a routine examination of FGL Insurance for the five year period ending 2017 and found no material deficiencies and proposed no adjustments to the financial statements as filed. The IID is currently in the process of executing an exam for the five year period ending 2022. Results of the most recent examination have not been finalized.
The NYDFS last completed a routine financial examination of FGL NY Insurance for the five year period ended December 31, 2017, and found no material deficiencies and proposed no adjustments to the financial statements as filed. The NYDFS is currently in the process of executing an exam for the five year period ending 2022. Results of the most recent examination have not been finalized.
The Vermont Department of Financial Regulation completed a routine financial examination of Raven Re for the five year period ending December 31, 2017, and found no material deficiencies and proposed no adjustments to the financial statements as filed. An examination for the five year period ending 2022 will be executed during the 2024 calendar year.
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
In 2023, FGL Insurance did not pay extraordinary dividends to FGLH. FGL Insurance’s maximum ordinary dividend capacity for 2024 is $0.
Any payment of dividends by FGL Insurance is subject to the regulatory restrictions described above and the approval of such payment by the board of directors of FGL Insurance, which must consider various factors, including general economic and business conditions, tax considerations, FGL Insurance’s strategic plans, financial results and condition, FGL Insurance’s expansion plans, any contractual, legal or regulatory restrictions on the payment of dividends and its effect on RBC and such other factors the board of directors of FGL Insurance considers relevant. For example, payments of dividends could reduce FGL Insurance’s RBC and financial condition and lead to a reduction in FGL Insurance’s financial strength rating. See "Risk Factors—Risks Relating to Our Business—A financial strength ratings downgrade, potential downgrade, or any other negative action by a rating agency could increase our cost of capital, making it challenging to grow our business, and could hinder our ability to participate in certain market segments, thereby adversely affecting our results of operations and our financial condition” in this Annual Report on Form 10-K.
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
It is desirable to maintain an RBC ratio in excess of the minimum requirements in order to maintain or improve financial strength ratings. FGL Insurance’s estimated U.S. RBC ratio was approximately 451% as of December 31, 2023. See “Risk Factors — Risks Related to Our Business — A financial strength ratings downgrade, potential downgrade, or any other negative action by a rating agency could increase our cost of capital, making it challenging to grow our business, and could hinder our ability to participate in certain market segments, thereby adversely affecting our results of operations and our financial condition” in this Annual Report on Form 10-K.
See “Bermuda Regulatory Overview — ECR and Bermuda Solvency Capital Requirements” for a discussion of Bermuda regulatory requirements that impact F&G Life Re.
Insurance Regulatory Information System Tests
The NAIC has developed a set of financial relationships or tests known as the Insurance Regulatory Information System (“IRIS”) to assist state regulators in monitoring the financial condition of U.S. insurance companies and identifying companies that require special attention or action by insurance regulatory authorities. A ratio falling outside the prescribed “usual range” is not considered a failing result. Rather, unusual values are viewed as part of the regulatory early monitoring system. In many cases, it is not unusual for financially sound companies to have one or more ratios that fall outside the usual range. Insurance companies generally submit data annually to the NAIC, which in turn analyzes the data using prescribed financial data ratios, each with defined “usual ranges”. Generally, regulators will begin to investigate or monitor an insurance company if its ratios fall outside the usual ranges for four or more of the ratios. IRIS consists of a statistical phase and an analytical phase whereby financial examiners review insurers’ annual statements and financial ratios. The statistical phase consists of 12 key financial ratios based on year-end data that are generated from the NAIC database annually; each ratio has a “usual range” of results.
As of December 31, 2023, FGL Insurance, FGL NY Insurance, Raven Re and Corbeau Re had four, one, two and three ratios outside the usual range, respectively. The IRIS ratios for net income to total income (including realized capital gains and losses), total affiliated investments to capital and surplus, change in premium and change in product mix for FGL Insurance were outside the usual range. The IRIS ratio for change in reserving ratio for FGL NY Insurance was outside the usual range. The IRIS ratios for adequacy of investment income and change in premium for Raven Re were outside the usual range. The IRIS ratios for net income to total income (including realized capital gains and losses), adequacy of investment income and surplus relief - Over $5 million capital and surplus for Corbeau Re were outside the usual range.
In all instances in prior years, regulators have been satisfied upon follow-up that no regulatory action was required. FGL Insurance, FGL NY Insurance, Raven Re and Corbeau Re are not currently subject to regulatory restrictions based on these ratios.
Group Capital Calculation
The NAIC developed a group capital calculation tool using an RBC methodology for all entities within the insurance holding company system, including non-U.S. entities. In December 2020, the NAIC adopted the Group Capital Calculation Template and Instructions, as well as amendments to the Model Holding Company Act and Regulation. The amendments implement the annual filing requirement for the group capital calculation but will not become effective until adopted by state legislatures or regulatory agencies. Legislation was introduced in New York in May 2022 that would require a group capital calculation. FNF’s lead regulator, which is also the Company’s lead regulator for this purpose, has not yet adopted a requirement for group capital.
Insurance Reserves
State insurance laws require insurers to analyze the adequacy of reserves. Following the implementation of principle-based reserving for life insurance products, the NAIC is now developing a principle-based reserving framework for fixed annuity products. The respective appointed actuaries for FGL Insurance, FGL NY Insurance, Raven Re and Corbeau Re must each submit an opinion on an annual basis that their respective reserves, when considered in light of the respective assets FGL Insurance, FGL NY Insurance, Raven Re and Corbeau Re hold with respect to those reserves, make adequate provision for the contractual obligations and related expenses of FGL Insurance, FGL NY Insurance, Raven Re and Corbeau Re. FGL Insurance, FGL NY Insurance, Raven Re and Corbeau Re have filed all of the required opinions with the insurance departments in the states in which they do business.
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
Most states, including Iowa and New York, have insurance laws that require regulatory approval of a direct or indirect change of control of an insurer or an insurer’s holding company. Such laws prevent any person from acquiring control, directly or indirectly, of F&G, FGL US Holdings Inc. (“FGL US Holdings”), CF Bermuda Holdings Limited (“CF Bermuda”), FGLH, FGL Insurance or FGL NY Insurance or certain of their affiliates unless that person has filed a statement with specified information with the insurance regulators and has obtained their prior approval. In addition, investors deemed to have a direct or indirect controlling interest are required to make regulatory filings and respond to regulatory inquiries. Under most states’ statutes, including those of Iowa and New York, acquiring 10% or more of the voting stock of an insurance company or its parent company is presumptively considered a change of control, although such presumption may be rebutted. In addition, the insurance laws of Iowa and New York permit a determination of control in circumstances where the thresholds for the presumption of control have not been crossed. Similar laws apply to a direct or indirect change of ownership of Raven Re and Corbeau Re. Any person who is deemed to acquire control over F&G, FNF, FGL US Holdings, CF Bermuda, FGLH, FGL Insurance, FGL NY Insurance, Raven Re, Corbeau Re or certain of their affiliates including any person who acquires 10% or more of our or FNF’s voting securities of FGL Insurance, FGL NY Insurance or certain of their affiliates, without the prior approval of the insurance regulators of Iowa and New York, will be in violation of those states’ laws and may be subject to injunctive action requiring the disposition or seizure of those securities by the relevant insurance regulator or prohibiting the voting of those securities and to other actions determined by the relevant insurance regulator.
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
Market Conduct Regulation
State insurance laws and regulations include numerous provisions governing the marketplace activities of insurers, including provisions governing the form and content of disclosure to consumers, illustrations, advertising, sales and complaint process practices. State regulatory authorities generally enforce these provisions through periodic market conduct examinations. In addition, FGL Insurance and FGL NY Insurance must file, and in many jurisdictions and for some lines of business obtain regulatory approval for, rates and forms relating to the insurance written in the jurisdictions in which they operate. FGL Insurance is currently the subject of two ongoing market conduct examinations in various states. Market conduct examinations can result in monetary fines or remediation and generally require FGL Insurance to devote significant resources to the management of such examinations. FGL Insurance does not believe that any of the current market conduct examinations it is subject to will result in any fines or remediation orders that will be material to its business.
Regulation of Investments
FGL Insurance, FGL NY Insurance, Raven Re and Corbeau Re are subject to state laws and regulations that require diversification of their investment portfolios and limit the amount of investments in certain asset categories, such as below investment grade fixed income securities, equity, real estate, other equity investments and derivatives. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as either non-admitted assets for purposes of measuring surplus or as not qualified as an asset held for reserve purposes and, in some instances, would require divestiture or replacement of such non-qualifying investments. We believe that the investment portfolios of FGL Insurance, FGL NY Insurance, Raven Re and Corbeau Re as of December 31, 2023, complied in all material respects with such regulations.
In 2023, the NAIC released new regulations the define a residual interest. All the Company’s impacted insurance subsidiaries have complied with the new regulations. Beginning January 1, 2025, these investments will be subject to a new accounting model, which the Company is currently in the process of implementing. Also in 2023, the NAIC released new regulations that define the criteria for investments that can be classified as a bond, which the Company is currently in the process of implementing for all of its impacted insurance subsidiaries. See “Risk Factors — Risks Related to Our Business — Increased regulation or scrutiny of alternative investment advisers, arrangements with such investment advisers and investment activities may affect BIS’s or, if engaged, any other asset manager’s ability to manage our investment portfolio or impact of the reputation of our business” in this Annual Report on Form 10-K.

On December 7, 2021, the NAIC assigned to its Macroprudential Working Group, the evaluation of a list of “Regulatory Considerations Applicable (But Not Exclusive) to Private Equity (PE) Owned Insurers.” Included within this list is the consideration of material increases in privately structured securities (both by affiliated and non-affiliated asset managers), which the NAIC says introduces other sources of risk or increases traditional credit risk, such as complexity risk and illiquidity risk. As a result, the NAIC has issued several clarifying revisions to the guidance and disclosure requirements for related party and affiliated securities and continues to consider additional proposals and disclosure requirements.
In addition, the NAIC continues to refine its application of RBC factors for certain investments.
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
In December 2020, the Department of Labor (“DOL”) issued its final version of an investment advice rule replacing the previous “Fiduciary Rule” that had been challenged by industry participants and vacated in March 2018 by the United States Fifth Circuit Court of Appeals. The new investment advice rule reinstates the five-part test for determining whether a person is considered a fiduciary for purposes of ERISA and the Code and sets forth a new prohibited transaction exemption (“PTE”) referred to as PTE 2020-02. The rule’s preamble also contains the DOL’s reinterpretation of elements of the five-part test that appears to encompass more insurance agents selling individual retirement account (“IRA”) products and withdraws the agency’s longstanding position that rollover recommendations out of employer plans are not subject to ERISA. The new rule took effect on February 16, 2021.
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
On November 2, 2023, following previous attempts to expand fiduciary regulation for advisers, the DOL released a proposed rule (the “New Fiduciary Rule”) to significantly broaden the definition of “fiduciary” under ERISA. Among other requirements, if finalized in its proposed form, the New Fiduciary Rule provides that any person will be an investment advice fiduciary if they provide investment advice or make an investment recommendation to a retirement investor ( i.e., a plan, plan fiduciary, plan participant or beneficiary, IRA, IRA owner or beneficiary, or IRA fiduciary) for a fee or other compensation, and the person provides the advice or makes the recommendation on a regular basis as part of their business and the recommendation is provided under circumstances indicating that the recommendation is based on the particular needs or individual investor circumstances of the retirement investor. Unlike the current ERISA standard, the New Fiduciary Rule would subject non-discretionary investment advice to retirement plans and accounts to the prudent-person “best interest” standard that has historically been reserved for investment advisors with discretionary authority or control over ERISA plan assets. If the New Fiduciary Rule is adopted in its present form, certain of the Company’s agents would likely be considered fiduciaries for purposes of ERISA and the Internal Revenue Code—subjecting the Company, and the insurance industry on the whole, to greater regulatory risk.
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
Corporate Alternative Minimum Tax

The Inflation Reduction Act of 2022 (the “Inflation Reduction Act”) was signed into law on August 16, 2022. Among other changes, the Inflation Reduction Act introduced a 15% corporate alternative minimum tax (“CAMT”) on adjusted financial statement income and a 1% excise tax on treasury stock repurchases. These provisions were effective January 1, 2023. For purposes of calculating the adjusted financial statement income, the Company is included in the controlled group of FNF, its parent company. Though the Company is subject to the minimum tax, the Company does not expect to be in a perpetual CAMT position. The life companies will join the consolidated tax return group with FNF and file a life/non-life consolidated return once the five-year waiting period has completed in 2026, which should strengthen that position as FNF is not anticipating owing CAMT on its future returns. For the year ended December 31, 2023, the Company was subject to CAMT, but there is no impact to total tax. A CAMT credit carryforward was created and is expected to be able to be utilized in future years.
Climate Risk
On November 15, 2021, NYDFS issued final Guidance for New York Domestic Insurers on Managing the Financial Risks from Climate Change, detailing NYDFS’s expectations related to domestic insurers' management of the financial risks from climate change. These guidelines are applicable to FGL NY Insurance and became effective in 2022. Under the guidelines, climate change risk must be specifically included in an insurance group's enterprise risk management function.
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
Bermuda Regulatory Overview
F&G Life Re is a Bermuda exempted company incorporated under the Companies Act, 1981, as amended (the “Bermuda Companies Act”) and registered as a Class E insurer under the Insurance Act 1978, as amended, and its related regulations (the “Bermuda Insurance Act”). F&G Life Re is regulated by the Bermuda Monetary Authority (“BMA”).
The Bermuda Insurance Act provides that no person may carry on an insurance business in or from within Bermuda unless registered as an insurer under the Bermuda Insurance Act by the BMA. In deciding whether to grant registration, the BMA has broad discretion to act as it thinks fit in the public interest. The BMA is required by the Bermuda Insurance Act to determine whether the applicant is a fit and proper body to be engaged in the insurance business and, in particular, whether it has, or has available to it, adequate knowledge and expertise. The registration of an applicant as an insurer is subject to the insurer complying with the terms of its registration and such other conditions as the BMA may impose at any time. In addition, the Bermuda Insurance Act requires BMA approval of increases in control or dispositions of control of an insurance company.
Effective January 1, 2015, Bermuda was placed on the NAIC’s List of Qualified Jurisdictions, which makes Bermuda-domiciled reinsurers that meet certain criteria to qualify as a certified reinsurer eligible for reduced reinsurance collateral requirements under the NAIC’s Credit for Reinsurance Model Law and Regulations as adopted by various states. F&G Life Re has not applied for a determination to be designated as a certified reinsurer in any state.
Bermuda has been awarded full equivalence for commercial insurers under Europe’s Solvency II regime applicable to insurance companies, which regime came into effect on January 1, 2016.
Effective January 1, 2020, Bermuda was granted NAIC Reciprocal Jurisdiction status, which makes Bermuda domiciled reinsurers that satisfy certain conditions eligible to be designated as a reciprocal jurisdiction reinsurer. Under the NAIC’s Credit for Reinsurance Model Law and Regulations which has been adopted by all states, a ceding insurer may take credit for reinsurance ceded to a reciprocal jurisdiction reinsurer without posting collateral. F&G Life Re has not applied for a determination to be designated a reciprocal jurisdiction reinsurer in any state.
All insurers are required to implement corporate governance policies and processes as the BMA considers appropriate given the nature, size, complexity and risk profile of the insurer and all insurers, on an annual basis, are required to deliver a declaration to the BMA confirming whether or not they meet the minimum criteria for registration under the Bermuda Insurance Act.
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
The Bermuda Insurance Act imposes solvency and liquidity standards on Bermuda insurance companies, as well as auditing and reporting requirements. Certain significant aspects of the Bermuda insurance regulatory framework are set forth below.
Minimum Solvency Margin. The Bermuda Insurance Act provides that the value of the assets of an insurer must exceed the value of its liabilities by an amount greater than its prescribed minimum solvency margin.
The minimum solvency margin that must be maintained by a Class E insurer is the greater of: (i) $8,000,000; (ii) 2% of first $500,000,000 of assets plus 1.5% of assets above $500,000,000; and (iii) 25% of that insurer’s enhanced capital requirement (“ECR”). An insurer may file an application under the Bermuda Insurance Act to waive the aforementioned requirements.
ECR and Bermuda Solvency Capital Requirements (“BSCR”). Class E insurers are required to maintain available capital and surplus at a level equal to or in excess of the applicable ECR, which is established by reference to either the applicable BSCR model or an approved internal capital model. Furthermore, to enable the BMA to better assess the quality of the insurer’s capital resources, a Class E insurer is required to disclose the makeup of its capital in accordance with its 3-tiered capital system. An insurer may file an application under the Bermuda Insurance Act to have the aforementioned ECR requirements waived.
Restrictions on Dividends and Distributions. In addition to the requirements under the Bermuda Companies Act (as discussed below), the Bermuda Insurance Act limits the maximum amount of annual dividends and distributions that may be paid or distributed by F&G Life Re without prior regulatory approval.
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
Furthermore, as a Class E insurer, F&G Life Re must not declare or pay a dividend in any financial year which would exceed 25% of its total capital and statutory surplus, as set out in its previous year’s financial statements, unless at least seven days before payment of such dividend F&G Life Re files with the BMA an affidavit signed by at least two directors of F&G Life Re and its principal representative under the Bermuda Insurance Act stating that, in the opinion of those signing, declaration of such dividend has not caused the insurer to fail to meet its relevant margins.
The Bermuda Companies Act also limits F&G Life Re’s ability to pay dividends and make distributions to its shareholders. F&G Life Re is not permitted to declare or pay a dividend, or make a distribution out of its contributed surplus, if it is, or would after the payment be, unable to pay its liabilities as they become due or if the realizable value of its assets would be less than its liabilities.
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
Bermuda Corporate Income Tax
The Corporate Income Tax (“CIT”) Act of 2023 was passed in Bermuda on December 27, 2023. The CIT Act will commence on January 1, 2025 and will apply a statutory rate of 15% to the taxable income or loss of Bermuda tax resident entities and permanent establishments. F&G Life Re, a 953(d) company with no or minimal US permanent tax differences, is not expected to owe any Bermuda CIT due to the foreign tax credit. The deferred tax asset recorded for the year ended December 31, 2023 of $24 million has a full valuation allowance. As a result, there is no material impact to the financial statements.
Cayman Islands Regulatory Overview
F&G Cayman Re Ltd. (“F&G Cayman Re”) is a Cayman Islands exempted company incorporated under the Companies Act, (2023 Revision) as amended, (the “Cayman Islands Companies Act”) and licensed as a Class D insurer in the Cayman Islands under the Insurance Act, 2010 as amended and its related regulations (the “Cayman Islands Insurance Act”). F&G Cayman Re is regulated by the Cayman Islands Monetary Authority (“CIMA”).
The Cayman Islands Insurance Act provides that no person may carry on an insurance business in or from within the Cayman Islands unless licensed under the Cayman Islands Insurance Act. CIMA has broad discretion in its consideration of whether to grant a license and must act in the public interest. CIMA is required by the Cayman Islands Insurance Act to determine whether an applicant is a fit and proper body to be engaged in insurance business. A licensed insurer must comply with the terms of its license and such other conditions as CIMA may impose at any time. In addition, the Cayman Islands Insurance Act requires CIMA approval of increases in control or dispositions of control of an insurance company.
All insurers are required to implement corporate governance policies as CIMA considers appropriate given the nature, size, complexity and risk profile of the insurer. All insurers are also required to comply with the CIMA's Rules and Statements of Guidance as applicable to insurers which is a codification of best practices provided by CIMA, and to submit annually to CIMA audited financial statements and a declaration of compliance confirming it complies with the Cayman Islands Insurance Act.
Capital Requirements. The Cayman Islands Insurance Act provides that an insurer must maintain a minimum capital requirement based on its license class. For a Class D insurer, the minimum capital requirement is $50,000,000. In addition, an insurer must maintain a minimum margin of solvency at a level equal to or in excess of the total prescribed capital requirement which is established by reference to either the applicable prescribed capital requirements based on license class or an internal capital model approved by CIMA. Notwithstanding the minimum capital requirements, CIMA may set an enhanced prescribed capital requirement in respect of any insurer. CIMA may also, for class B, C and D insurers, exclude from the calculations assets that it deems inappropriate.
CIMA utilizes a risk-based approach to licensing and supervising insurers and to determining limitations and/or specific requirements. CIMA reviews on an ongoing basis, an insurer’s audited financial statements, actuarial valuation report and, as appropriate, meeting with senior management during onsite visits.
The Cayman Islands Insurance Act and regulations promulgated thereunder impose solvency and liquidity standards on Cayman Islands insurance companies, as well as auditing and reporting requirements.
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
Human Capital Resources
As of December 31, 2023, we had 1,165 full-time equivalent employees. None of our employees are subject to collective bargaining agreements. We believe that our relations with employees are generally good.
Talent Management

F&G embeds diversity, equity and inclusion into our culture and is embraced within our core values - Collaborative, Authentic, Dynamic and Empowered. These core values coupled with our competitive total rewards philosophy and flexible work environment provide an attractive employee value proposition. We recruit top talent to join our team and provide opportunities for personal and professional growth.

Our development programs are designed to provide opportunities for all employees to grow and develop. Development programs are aligned to the skills and behaviors defined in our F&G Competencies - Think Enterprise Wide, Leverage Data, Center Equity, Communicate with Courage, Be Accountable- and ensure our employees are developing skills that are critical to achieve business goals now and in the future.

Leadership Academy is our premiere leadership development program designed to develop the next level of leaders at F&G and enables cross-functional leaders to hone their leadership capability and network with colleagues from across the enterprise.

Employee engagement is measured annually through two surveys. Our strong engagement scores on the Energage Engagement Survey were rewarded with several “Top Places to Work” designations including Leadership, Innovation, Compensation & Benefits, Work-Life Flexibility and Financial Services Industry. We are honored to be a recipient of the “Top Workplaces USA” designation in 2023 and 2022 and a recipient of the “Top Workplaces Iowa” designation since 2018.

The Gallup Employee Engagement survey data is our key metric to support strategic decisions on engaging and retaining our talent. Initiatives such as our Employee Resource Groups and our Connection Week program are a few examples of programs that were identified based on our employee engagement data.

At F&G, we provide comprehensive benefits designed to meet the needs of our employees and demonstrate the value they bring to the organization. Employees are eligible to participate in our 401(k) savings plan, to which we make matching and annual nondiscretionary contributions. Employees are also eligible to participate in our Employee Stock Purchase Plan with a competitive match feature. We offer competitive health care benefit options for medical, dental and vision coverage, as well as a health savings account with an employer contribution. Other benefits offerings include health care and dependent care flexible spending accounts, employee assistance program, wellness reimbursements, charitable matching donations, and adoption assistance. To support a healthy work-life balance, all employees receive paid time off, holidays, volunteer time off and paid parental leave for new parents.

Employee retention is critical to the success of our business. Turnover is monitored and analyzed to ensure we are protecting our most valuable asset, our team members. Our turnover rates have been consistently below national and industry-specific benchmarks.
Our Approach to Environmental, Social, and Governance (“ESG”)
F&G’s products and services inherently provide a social good, and that sentiment of service also provides the foundation for F&G’s culture and guides business operations as well as interactions within our communities.

Governance - Board oversight

Our Company and our Board seek to address ESG issues to better serve our employees, business partners, and the communities impacted by our business. The F&G AC is responsible for overseeing the Company’s ESG risks. The AC Charter states that “The Committee shall review with management the Company’s policies and practices with respect to risk assessment and risk management, including with respect to … environmental, social, and governance risk, except with respect to those risks for which oversight has been assigned to other committees of the Board or retained by the Board.” The AC meets at least four times per year. Climate expertise resides on the Board and the AC. The AC receives updates from the Company’s Chief Risk Officer (“CRO”) on a quarterly basis regarding enterprise risk management (“ERM”) including an overview of current and emerging risks. Such risks may include climate risks as a subset of investment risks and an update on overall ESG-related matters. The CRO will continue to update the AC on F&G’s climate risk profile as risks and opportunities arise.

Management’s role in assessing and managing ESG-related risks and opportunities.

F&G’s management team leads ESG efforts with oversight from the AC, who reports the Company’s ESG progress and efforts to the Board.

F&G’s Chief Executive Officer (“CEO”) has the ultimate responsibility within management for governance-related matters at F&G. The CEO, CRO, General Counsel (“GC”), SVP Chief People Officer (“SVP-PO”), Deputy Chief Investment Officer (“D-CIO”), and Chief Financial Officer (“CFO”), SVP Investor & External Relations comprise the ESG Executive Steering Committee, which is responsible for making key enterprise decisions around strategy, capital and asset allocation, planning and budgeting, and developing human capital. The CRO chairs the ESG Executive Steering Committee. The D-CIO, GC and SVP-PO are responsible for assessing the recommendations made to the ESG Executive Steering Committee and providing effective input prior to agreeing on strategy, initiatives, or other courses of action. The Senior Vice President of Investor & External Relations and the CFO are consulted for input prior to final approval of actions. The ultimate decision rests with the CEO.

F&G has an ESG working group that is comprised of functional and business-level management responsible for performing any underlying analysis, research, documentation, and implementation supporting the ESG Executive Steering Committee efforts. This group may spin up sub-working groups or task forces to address specific activities. For example, a targeted group was formed to assist with a pilot climate stress scenario analysis performed in 2023.

Additional governance committees

The AC and ESG Executive Steering Committee utilize and rely on other groups and committees within F&G beyond the ESG working group to ensure all risks and opportunities related to ESG are addressed appropriately.

The ERMC is an enterprise committee, consisting of C-suite level executives including the CEO, CFO, CRO, and Chief Investment Officer, who are responsible for reviewing risks and associated strategy across the business. The ESG risks are included in the overall F&G Risk Register that is the basis for quarterly risk assessments. The overall risk posture of the organization is updated in the quarterly ERM dashboard report. The development of an enterprise-ESG program, including climate-risks, is included in F&G’s 2023 Own Risk and Solvency Assessment (“ORSA”) summary report, and articulates the responsibility for actively monitoring and focusing resources on ESG-related activities.

The Investment Committee provides oversight of investments held, approves new asset classes, and reviews investment managers and mandates. The Investment Committee also oversees the relationships with F&G’s Asset Management companies, which includes assessing their ESG policies and practices for consistency with F&G’s missions and vision.

The Diversity, Equity and Inclusion (“DEI”) Advisory Council (“Council”) is an ongoing cross functional group that includes the CEO & President. The Council was established to help create a comprehensive DEI strategy, objectives, and success metrics for DEI. The Council provides advice, guidance, and championship for the DEI strategy execution, and helps to ensure a high-functioning interaction model for the Council, Employee Resource Groups (“ERG”), Human Resources, Communications, and the business lines. The Council reports initiatives and progress up through the Management Committee as needed.

Strategy

F&G’s product solutions provide social good by supporting clients to achieve their retirement goals and to improve their financial lives, while protecting against unforeseen events through life insurance policies. This sentiment of service provides the foundation for F&G’s culture and guides business operations as well as interactions within our communities.

Through the underlying ESG investment policies of F&G’s asset management partners, the investment portfolio supporting the current range of products offered by F&G considers climate-related risks and the transition to a low carbon economy. As long-term investors, F&G understands the energy transition will be gradual, and the focus should be on investment outcomes that will support our fiduciary duty to our clients and the investment goals of our clients.

F&G completed a qualitative assessment of climate risks and opportunities in 2023 with input from the ESG Executive Steering Committee and ESG working group. The assessment identified potential impacts of climate change on the F&G businesses and financial plans over short-, medium-, and long-term time horizons. Generally, short term is defined as present and 1 – 5 years in the future, medium-term is 5- 10 years in the future, and long-term is 10-30 years in the future.

The assessment also identified the risks applicable to F&G based on physical presence, products sold, and credit/counterparty risk. The identified risks were added to the enterprise risk register for inclusion in the quarterly self-assessment and annual risk assessment processes. Most risks can be addressed more acutely in the short and medium term, as well as integrated into long-term planning.

Impact of pending and passed legislation

Developments in national, state, and international regulations related to climate risk are increasing. Business emissions are categorized into Scope 1, 2 and 3 emissions and account for both direct and indirect emitted gases (“GHG”). Scope 1 emissions are GHGs released directly from the business. Scope 2 emissions are indirect GHGs released from the energy purchased by an organization. Scope 3 emissions are also indirect GHG emissions, accounting for upstream and downstream emissions of a product or service and emissions across a business value chain. Additional compilation of data is required for disclosure requirements of scope 1 & 2 emissions, which impacts operational processes, although not material in cost. Moreover, F&G is diligently working to identify and gather the appropriate data for Scope 3 emissions.

F&G provides information on ESG efforts to its investor, client, and employee stakeholders through the State Climate Survey, client and investor surveys, and internal communications. While there is interest in F&G’s efforts, demand for changes to F&G products has not changed as a result of information provided.

Capital expenditures related to climate change

Current expenditures related specifically to climate change have been minimal. F&G added an ESG module to the Governance, Risk, and Compliance application to maintain risk information and metrics related to ESG efforts. Future expenditures will likely increase as F&G moves forward with plans for ongoing scenario analysis and data stores to facilitate the calculation of Scope 3 emissions.

Operational sustainability and workforce flexibility

F&G aims to reduce the company’s environmental footprint through a variety of sustainable and environmentally sound programs within its LEED-certified headquarters building in Des Moines, Iowa. F&G also promotes flexible work from home arrangements which reduce commute time, greenhouse gas emissions, and paper usage.

F&G is committed to providing employees with the opportunities and flexibility they need to succeed, as well as ensuring a culture of belonging and inclusion by:
•Providing well rounded benefits that support employees diverse needs such as, domestic partner medical coverage, gender dysphoria services, $50k lifetime maximum for infertility services ($35k is United Health Care standard), travel & lodging reimbursement for services rendered out-of-state due to state law, Employee Assistance Program including 6 free counseling sessions per person per incident per year, in addition to other emotional health solutions, $10k in adoption assistance benefit, parental leave benefits, flexible PTO and wellness reimbursements.
•Supporting employee training, developing and educating through LinkedIn learning with a wide array of topics (e.g., Using Gender inclusive language, Fueling your Company Culture, Inclusive Leadership, Unconscious Bias, etc.), tuition reimbursement, and manager and leadership training.
•Hosting educational and developmental events such as, a Mental Awareness and Racial Equity Master Class, a Mental Health panel, and a panel on Neurodiversity.
•Growing the share of people of color in leadership roles (VP+) from 2022 to 2023; F&G’s management committee (C-suite) is comprised of 40% female leadership.
•Recognized for several Cultural Excellence Awards in 2022 and 2023 through Energage, for excellence in 1) Compensation and Benefits, 2) Leadership, 3) Work-Life Flexibility, 4) Innovation, 5) Appreciation, and 6) Employee Wellbeing.

Diversity and inclusion

Specific diversity and inclusion programs and organizations supported by F&G include:
•The International Association of Black Actuaries and The Organization of Latino Actuaries, both of which F&G employees are members of and serve as a network for potential new hires.
•Women Lead Change, an organization dedicated to the development, advancement and promotion of women, their organizations, and impact on the economy and future workforce.
•Capitol City Pride, which brings together members of Iowa’s LGBTQ+ community, allies and businesses.
•Enabling our employee-led Council’s work in creating awareness and support around important topics such as mental health awareness, including the launch of ERGs. ERGs are a safe space for employees of similar identity/affinity to network, grow, voice, engage, and help the organization build a culture of inclusion and belonging. They are forums that deliver intentional, impactful and powerful programming for the benefit of members. Our ERGs launched in 2023 include Women’s Empowerment, Wellness, PRIDE, F&G Ultimate Network (“F.U.N”), and Community Impact, and in early 2024, we launched two new ERGs, Black Originators, Leaders and Doers (“BOLD”) and Asian Pacific Islander Alliance (“APIA”).

Community engagement

F&G focuses its community engagement and charitable giving to support essential needs such as food insecurity and housing. In recent years, F&G has won multiple awards for its corporate support and employee involvement with United Way, including Outstanding Corporate/Foundation Philanthropist for 2023 from the Association of Fundraising Professionals Central Iowa Chapter. Other community investments include:
•Serving as founding partner of the American Council of Life Insurer’s Impact Investments Initiative to make housing affordable and sustainable in underserved communities.
•Fostering partnerships in the Des Moines community with the Iowa Food Bank and Polk County Housing Trust.
•Offering company-wide volunteer events for employees to make an impact locally with organizations such as Rebuilding Together.
•Providing employees with 32 hours of paid time off per year for volunteering.
•Supporting dozens of other community organizations identified by F&G employees in support of essential needs within the community where they live and work.

Investment Portfolio climate scenario analysis

F&G conducted a one-time pilot scenario analysis exercise with the advisory support of Baringa using BlackRock’s Aladdin Climate technology (incorporating Baringa’s industry-leading Climate Change Scenario Model). This analysis included an overall scenario analysis on the investment portfolio and assessed the transition risks by asset class and sector for the portfolio using different climate scenarios. The overall scenario analysis covered multiple industry-recognized scenarios, including a 2°C or lower scenario. The pilot run scenario included nine sectors of the global economy in three countries, representing a cross-section of F&G’s physical and transition risk exposures across 21 securities. These securities were a high-level representation of F&G’s public asset ownership and real estate assets. The selection captured high-carbon positions to better understand those risks.

Three scenarios (orderly, disorderly, and hot house) were used in the assessment to evaluate expected risk under forward-looking climate scenarios. Orderly and Disorderly scenarios include transition and physical risk while Hot House captured physical risk only. Network for Greening the Financial System scenarios were leveraged for transition risk and Intergovernmental Panel on Climate Change scenarios were used for physical risk.

The Orderly scenario reflects an aggressive introduction of carbon pricing from 2030, which directly and negatively impacts the financials of those companies and sectors which are more carbon intensive. After the initial value decline, there is stabilization from 2030 onwards as the grid decarbonizes rapidly (reducing Scope 2 emissions for most companies).

The Disorderly scenario follows a similar profile to the Orderly scenario but there is little movement until 2030 when the delayed transition starts. At this point the value decline is very steep but flattens from 2035 onwards. Both Order and Disorderly arrive at a similar impact in 2050 by reaching net zero. In contrast, there is no transition risk in the Hot House scenario. In this scenario the only driver of value change is the impact of physical risks disrupting operations and/or causing damage to physical assets owned by individual companies. The impact is lower than the transition risk scenarios as physical risk becomes more significant in the modeling only after 2050, past the end point of the current scenario analysis.

For the pilot portfolio temperature alignment was calculated, aligning F&G’s pilot portfolio with a warming trajectory through 2050. The analysis also included an assessment of physical risk of three commercial properties held in the F&G portfolio. The evaluation included electricity and gas expenditures, outdoor labor costs, vulnerability to rising sea levels, and weather-related catastrophes.

The overall results of the pilot scenario analysis indicated larger impacts under the Orderly and Disorderly scenarios by 2050, as expected, highlighting energy-intensive industries. Utilities saw larger variability between the issuers, while energy and airlines saw more uniform impacts. Automobile manufacturers saw the largest impact and variability, while financials and structured products had smaller impacts.

F&G plans to use climate scenario analysis with the intention of expanding its assessments and looking for opportunities to better incorporate its investment and enterprise risk process over the next few years. The pilot results will aid in developing a comprehensive strategy related to climate risk, which includes a plan to conduct an overall scenario analysis on the investment portfolio and to assess transition risk by asset class and sector for the portfolio using different climate scenarios.

Risk Management

F&G’s ERM policy defines the approach to risk identification, risk assessment, and risk response. The ERMC owns the ERM Policy and is responsible for reviewing and approving the policy on an annual basis. Updates to the policy are determined by the ERM leadership team.

The ERM process includes a risk appetite statement which outlines the level of acceptable risk in the pursuit of overall financial and strategic objectives. Risk appetite statements and risk tolerances are linked to the strategic objectives set out in the corporate plan and are stressed using a variety of multifactor scenarios. Qualitative and quantitative approaches are used to manage risk appetite and are monitored as part of the strategy and planning process.

Risks are defined in the risk taxonomy, based on International Organization for Standardization (“ISO”) 31000, and captured in a risk library. The taxonomy includes four parent categories: Operational, Governance/Strategy, Product/Distribution, and Investments. These four parent categories are broken down further into 31 sub-categories (IMO/Agent Servicing, Business Continuity/Disaster Recovery, Third-Party Administration/Outsourcing, Fraud, Human Resources/People, Policy Administration, IT Systems, Information Security, Accounting and Financial Reporting, Actuarial and Governance Operations, Project Management, Model Risk, Compliance, Capital Management, Risk Management, Business Strategy, Corporate Governance, Marketing/Communications, ESG, Legal/Litigation, Regulatory Environment, Reputation, Pricing and Product Design, Product Governance, In-force Performance Management, Distribution, Asset Liability Management (“ALM”), Investment Guidelines and Compliance, Credit, Foreign Exchange, and Liquidity Risk). The library identifies risk ownership, corresponding risk limits, and high-level controls for monitoring, reporting, and mitigating material risks.

Risks are identified via ongoing discussions between ERM and the business partners, as well as through monitoring of industry groups and publications. New and emerging risks are reviewed at the ERMC and added to the risk register. Each quarter, ERM works with the risk owners to assess the impact and likelihood of each risk in the register to determine the inherent risk rating, and then apply a control assurance rating to identify the residual risk rating. The rating scales are three by three (low, medium, high). The quarterly self-assessment results are reported in the ERM dashboard to the ERMC. The dashboard reflects the residual risk ratings at the sub-category level for the Enterprise, and the direction the risk is trending (increasing, decreasing, stable).

F&G monitors risks via an annual risk assessment, the quarterly risk self-assessments, quarterly ERMC meetings, monthly Investment Committee meetings, monthly Capital Committee meetings, and ad hoc analysis. The overall risk posture of the organization is updated in the ERMC meeting report that includes a CRO assessment, emerging risks, ERM dashboard, market risk discussion, stress testing results, and risk appetite measures.

The development of an enterprise ESG program, including climate risks, is included in F&G’s 2023 ORSA summary report, and articulates the Management Committee’s responsibility for actively monitoring and focusing resources on ESG-related activities. Overall climate risk was deemed to be minimal by the ESG Steering Committee during a qualitative review of risks and opportunities based on the insurance-related products sold by F&G. As a life insurance and annuities company, physical climate risks that are material risks for property and casualty insurers are less impactful. Climate-related underwriting risk (mortality/morbidity) is monitored within the overall risk framework, although it is not considered material to F&G’s overall business.

F&G recognizes the rapidly evolving regulatory environment on climate-related risks and opportunities and has a regulatory monitoring process. The ongoing monitoring of ESG-related regulations is included in the overall regulatory monitoring process overseen by the Legal Department. Any new regulation passed related to ESG is entered into the Comply On Demand Enterprise system and assigned to subject matter experts for review. If policy or procedure changes are required, the implementation of those changes is monitored through this system.

Climate risks will be identified and assessed in accordance with the ERM Policy and managed through the ERM framework. The framework utilizes the three lines of defense model: Business/Operational Management, the ERM function (Risk Management), and Internal Audit.

The 1st line of defense develops and implements mitigation activities for risks in business activities and provides monitoring and reporting of such risks on an ongoing basis; the 2nd line of defense challenges and supports the 1st line of defense, while helping to identify activities to mitigate risks and advise on risk management activities. The 3rd line of defense provides management with independent, objective assurance of the overall effectiveness, and efficiency of the design and operation of internal controls.

The framework and process alignment includes utilization of committee structure to identify, assess, and prioritize risk to ensure both senior management and the board of directors understand and can manage the risk profile. Any changes in business trends as a result of climate change would be identified through Risk Management interaction with the 1st line of defense discussions and risk assessments. No material or significant changes due to climate change have been identified to date.

Investment risk is one of the largest sources of risk to the company, and the Deputy CRO - Investments with the Deputy Chief Investment Officer are responsible for integrating ESG, including understanding and managing climate-related risks, into F&G’s investment process. Our primary asset manager generally considers material ESG factors a key part of evaluating new investments. By considering applicable ESG factors in the investment process, they aim to identify and address material investment risks and opportunities. They also continuously monitor ESG related risks throughout the investment holding period and engage on certain focus areas such as Climate Risk, Diversity & Inclusion and good Corporate Governance.

Metrics and Targets

F&G is evaluating how climate-related metrics can be leveraged to better understand the potential risks and opportunities to our business. F&G anticipates conducting an expanded quantitative analysis of the investment portfolio, as well as considering other metrics and proactive contributions to reduce uncertainty, filling data gaps, and working with investment managers and other stakeholders to collect additional data about climate risks.

F&G anticipates gathering Scope 1 and Scope 2 emissions in the coming year for additional office locations in New York, Bermuda and Cayman. F&G is also evaluating industry developments related to the available frameworks and methodologies to quantify and collect emissions to better understand our scope 3 emissions footprint.

F&G’s existing risk management framework includes various metrics to manage risks across the investment portfolio. F&G is currently assessing the development of climate-related targets to improve the existing risk management framework. Efforts will continue to develop and enhance key policies and statements to reflect our ongoing commitment to mitigating climate-related risk, including climate scenario analysis, and F&G will continue to monitor risks and opportunities related to our climate risk assessment.

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

Item 1A. Risk Factors
You should carefully consider the following risks and other information in this Annual Report on Form 10-K in evaluating F&G and our common stock. The occurrence of any of the following risks could materially and adversely affect our business, financial condition, prospects, results of operations and cash flows. In such case, the trading price of F&G’s common stock could decline, and you could lose all or part of your investment.
The risk factors generally have been separated into the following 6 groups: risks related to our business; risks related to economic conditions and market conditions; legal, regulatory and tax risks; risks relating to our indebtedness and financing; risks related to the separation and distribution and our status as a subsidiary of FNF; and risks related to our common stock. However, these risks are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also materially affect our business, financial condition, results of operations and prospects.
Risks Related to Our Business
Our debt instruments may restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.
At December 31, 2023, we had outstanding (i) $345 million in aggregate principal of our 7.95% Senior Notes due 2053 (the “7.95% F&G Notes”), (ii) $500 million in aggregate principal of our 7.40% Senior Notes due 2028 (the “7.40% F&G Notes”), (iii) $365 million of borrowings under an unsecured revolving credit agreement with Bank of America, N.A., as administrative agent, the lenders ( the “Lenders”) and guarantors party there-to and the other parties there-to (the “Credit Agreement”) and (iv) $550 million in aggregate principal of our 5.50% Senior Notes due 2025 (the “5.50% F&G Notes”).
The Credit Agreement imposes operating and financial restrictions, including financial covenants, and the Credit Agreement and the indentures governing the 7.95% F&G Notes, the 7.40% F&G Notes and the 5.50% F&G Notes impose limitations. As a result of these restrictions, covenants and limitations, we may be limited in how we conduct our business, and we may be unable to raise additional debt or equity financing to compete effectively or take advantage of new business opportunities. We do not believe these restrictions, covenants or limitations will have a material impact on the Company’s current or future operations. However, our failure to comply with the restrictive covenants in existing or future debt instruments could result in an event of default, which, if not cured or waived, could result in our being required to repay outstanding indebtedness before their due date. If we are forced to refinance indebtedness on less favorable terms or are unable to refinance at all, our results of operations and financial condition could be materially adversely affected.

Our ability to grow depends in large part upon the continued availability of capital.
Our long-term strategic capital requirements will depend on many factors, including our accumulated statutory earnings and the relationship between our statutory capital and surplus and various elements of required capital. To support long-term capital requirements, we may need to increase or maintain statutory capital and surplus of our insurance subsidiaries through financing which could include debt, equity, financing arrangements or other surplus relief transactions. On June 24, 2022, FNF capitalized $400 million of intercompany indebtedness into common stock of F&G. FNF is not obligated to, may choose not to, or may not be able to provide financing or make capital contributions to us now or in the future. Consequently, financings, if available at all, may be available only on terms that are not favorable to us. Under a note purchase agreement with Kubera Insurance (SAC) Ltd. (“Kubera”), in which we are a noteholder, and capital keep-well agreements with our reinsurance subsidiary F&G Cayman Re Ltd. (“F&G Cayman Re”), there is an obligation to provide financing to the extent of a funding shortfall on a reserve note facility. Adverse market conditions have affected and continue to affect the availability and cost of capital from external sources. If we cannot maintain adequate capital for our insurance subsidiaries, or if we are obligated to provide capital contributions in the event of funding shortfalls, we may be required to limit growth in sales of new policies which could materially adversely affect our business, operations and financial condition.

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
Various nationally recognized rating agencies review the financial performance and condition of insurers, including our insurance subsidiaries, and publish their financial strength ratings as indicators of an insurer’s ability to meet policyholder and contract holder obligations. These ratings are important to maintaining public confidence in our products, our ability to market our products and our competitive position. Downgrades, unfavorable changes in rating methodology or other negative action by a rating agency could have a material adverse effect on us in many ways, including the following:
•adversely affecting relationships with distributors, independent marketing organizations (“IMO”) and sales agents, which could result in reduction of sales;
•increasing the number or amount of policy lapses or surrenders and withdrawals of funds;
•requiring a reduction in prices for our subsidiaries’ insurance products and services in order to remain competitive;
•excluding us from participating in the PRT business or FABN issuances;
•adversely affecting our ability to obtain reinsurance at a reasonable price, on reasonable terms or at all;
•requiring us to collateralize reserves, balances or obligations under certain reinsurance agreements. In the event of a withdrawal or downgrade of our S&P issuer credit rating to BB or lower, we are required to fund a note issued by a reinsurance counterparty up to $300 million. As of December 31, 2023, the amount funded under the note agreement was insignificant; and
•limiting our ability to hedge index risk inherent in the products offered due to Additional Termination Event (“ATE”) provisions in our International Swap and Derivative Association (“ISDA”)/Credit Support Annex (“CSA”), which could allow counterparties to opt not to trade with us should our rating fall below a certain threshold. As of December 31, 2023, our ratings exceeded the ATE threshold in our ISDA/CSAs.

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
The determination of current expected credit loss varies by investment type and is based upon our periodic evaluation and assessment of known and inherent risks associated with the respective asset class. Our management considers a wide range of factors about the instrument issuer (e.g., operations of the issuer and future earnings potential) and uses their best judgment in evaluating the cause of the decline in the estimated fair value of the instrument and in assessing the prospects for recovery. In addition, we conduct various quantitative credit screens on the investment portfolio to create a credit watchlist. The credit watchlist investments are then further analyzed by our portfolio managers for likelihood of loss of contractual principal and interest. Our portfolio managers also maintain a credit spotlight for investments that do not meet the quantitative screens. These investments have been identified as requiring a higher level of review and monitoring due to idiosyncratic risk. Such evaluations and assessments require significant judgment and are revised as conditions change and new information becomes available. Additional impairments may need to be taken in the future, and the ultimate loss may exceed management’s current estimate of impairment amounts.
The value and performance of certain of our assets are dependent upon the performance of collateral underlying these investments. It is possible the collateral will not meet performance expectations leading to adverse changes in the cash flows on our holdings of these types of securities.
See Note C - Investments to the Consolidated Financial Statements, including the notes thereto, in this Annual Report on Form 10-K for additional information about our investment portfolio.
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
Current accounting rules require that goodwill be assessed for impairment annually or more frequently if changes in events or circumstances indicate that the fair value of our reporting unit may be less than its carrying value. Factors that may be considered a change in circumstance indicating the carrying value of goodwill may not be recoverable include, but are not limited to, significant underperformance relative to historical or projected future operating results, divestitures, and negative industry or economic trends. Evaluating this asset’s recoverability requires us to make estimates and assumptions to estimate the fair value of our reporting unit. For the years ended December 31, 2023, and 2022, no goodwill impairment charge was recorded. However, if there is an adverse event affecting the value of our reporting unit in the future, the carrying amount of our goodwill may no longer be recoverable, and we may be required to record an impairment charge, which would have a negative impact on our results of operations and financial condition. We will continue to monitor our operating results and the impact of the economy to determine if there is an impairment of goodwill in future periods.
If we are unable to attract and retain national marketing organizations and independent agents, sales of our products may be reduced.
We must attract and retain our network of IMOs and independent agents to sell our products. Insurance companies compete vigorously for productive agents. We compete with private equity investments as well as other life insurance companies for marketers and agents primarily on the basis of our financial position, support services, compensation and product features. If we are unable to attract and retain a sufficient number of marketers and agents to sell our products, our ability to compete and our revenues would suffer.
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
For the year ended December 31, 2023, our top five states for the distribution of our products were Florida, California, Pennsylvania, Ohio and Texas, which together accounted for 38.5% of our premiums. Any adverse economic developments or catastrophes in these states could have an adverse impact on our business.
Concentration in one or more of our products may subject us to greater volatility of sales if such products experienced a significant decrease in sales.
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
With the addition of the retail bank and broker dealer channels and our success in entering the PRT and funding agreement institutional markets, F&G has diversified our product and distribution capabilities from one primary channel to now five, and from one primary product to now six with our recent entrance into the RILA markets.

We are subject to the credit risk of our counterparties, including companies with whom we have reinsurance agreements or from whom we have purchased options.
We cede material amounts of insurance to other insurance companies through reinsurance. Accordingly, we bear credit risk with respect to our reinsurers. The failure, insolvency, inability or unwillingness of any reinsurer to pay under the terms of reinsurance agreements with us could materially adversely affect our business, financial condition, liquidity and results of operations. We regularly monitor the credit rating and performance of our reinsurance parties. ASPIDA Life Re Ltd. (“Aspida Re”), Wilton Reassurance Company (“Wilton Re”), Somerset Reinsurance Ltd. (“Somerset”) and Everlake Life Insurance Company (“Everlake”) represent our largest third-party reinsurance counterparty exposures. As of December 31, 2023, the net amount recoverable from Aspida Re, Wilton Re, Somerset and Everlake were $6,128 million, $1,092 million, $716 million and $509 million, respectively. The risk of non-performance is mitigated with various forms of collateral or collateral arrangements, including secured trusts, funds withheld accounts and irrevocable letters of credit.
We are also exposed to credit loss in the event of non-performance by our counterparties on options. We seek to reduce the risk associated with such agreements by purchasing such options from large, well-established financial institutions, and by holding collateral. There can be no assurance we will not suffer losses in the event of counterparty non-performance. Several of our derivative counterparty ISDA agreements contain additional termination event triggers based on a downgrade of FGL Insurance. These triggers would give these counterparties the option to terminate our options, which could lead to losses if occurring at an inopportune time.
Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional details on credit risk and counterparty risk.
Our business could be interrupted or compromised if we experience difficulties arising from outsourcing relationships.
If we do not maintain an effective outsourcing strategy or third-party providers do not perform as contracted, we may experience operational difficulties, increased costs and a loss of business that could have a material adverse effect on our results of operations. If there is a delay in our third-party providers’ introduction of our new products or if our third-party providers are unable to service our customers appropriately, we may experience a loss of business that could have a material adverse effect on our business, financial condition and results of operations. We have a formal vendor management program that follows a continuous lifecycle for all third-party providers. The lifecycle includes an initial risk assessment for new relationships to determine risk tier; vendor due diligence depending on the risk tier; contract management to effectively address all terms, conditions, duties and obligations, risks/issues identified; ongoing monitoring and management to ensure compliance with contract provisions and service level agreements; and termination/offboarding to ensure appropriate communication and any other requirements such as destruction of data.

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

Security breaches like the recent MOVEit incident and other disruptions to our information technology infrastructure could compromise Company, consumer and customer information, interfere with our operations, cause us to incur significant costs for remediation and enhancement of our IT systems and expose us to legal liability, all of which could have a substantial negative impact on our business and reputation.

In the ordinary course of business, we collect, process, transmit and store sensitive data, including intellectual property, proprietary business information and personally identifiable information. The secure operation of our information technology systems, and of the processing and maintenance of this information, is critical to our business operations and strategy. Despite our substantial investment in physical and technological security measures, our information technology infrastructure (or those of our third-party vendors and other service providers) are potentially vulnerable to unauthorized access to data or breaches of confidential information.

In June 2023, we were notified that PBI Research Services (“PBI”), a third-party vendor to F&G, was the victim of the security incident associated with the MOVEit file transfer system. PBI provides services to F&G and other companies in the insurance industry, including services to satisfy certain regulatory obligations related to identifying the deaths of insured persons that may trigger the payment of certain insurance benefits. It was widely reported that numerous organizations around the world, including Fortune 500 companies, governmental agencies, and non-governmental organizations, were affected by a zero-day vulnerability in the MOVEit file transfer system. This vulnerability resulted in access to PBI’s instance of the MOVEit system and acquisition of certain data within the MOVEit system by an unauthorized third party. The incident did not affect any F&G systems, including any of F&G’s financial systems. In addition, the incident did not affect F&G’s ability to serve its customers.

Because our products and services involve the storage and transmission of personal information of consumers, we will continue to routinely be the target of attempted cyber and other security threats by outside third parties. Our increased dependence on third parties to store our data systems may also subject us to further cyber threats. In addition, a significant number of our employees continue to work from home and we believe this will continue into 2024 and future years. The remote work environment puts greater demands on our technological systems, puts us at greater risk of cybersecurity incidents and adds complexity to our programs that are designed to protect private data.

While we currently maintain cybersecurity insurance, such insurance may not be sufficient in type or amount to cover us against claims related to cybersecurity breaches or attacks, failures or other data security-related incidents, and we cannot be certain that cyber insurance will continue to be available to us on economically reasonable terms, or at all, or that an insurer will not deny coverage as to any future claim. The successful assertion of one or more claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductibles, could materially and adversely affect our financial condition, results of operations and cash flows.
Advancements in Artificial Intelligence, Machine Learning, and Large Language Models (“AI/ML/LLM”) pose risks and challenges.
State regulators and the NAIC are evaluating existing regulatory frameworks for insurance industry wide use of AI/ML/LLM. On November 14, 2023, the Colorado Division of Insurance’s AI insurance regulations went into effect, making Colorado the first state in the nation to adopt regulations specifically aimed at insurance regulations. Generally, regulators are concerned about bias and discrimination resulting from the use of AI/ML/LLM in algorithms and predictive models that are directly or indirectly used by insurance companies. They want to ensure that consumers understand the insurance products that they are buying, insurance products are accessible and fairly priced without reference to criteria that could be regarded as discriminatory, and individual consumer data is adequately protected and kept private. These concerns could lead to development of or modifications to model laws, regulations, handbooks, and regulatory guidance. The resulting guidance and control requirements may prove to be onerous to implement in a timely manner.

The new and emerging types of AI and their uses are very early stage in the industry and may be subject to many uncertain future developments and regulations.
Regulatory agencies are evaluating existing regulatory frameworks for insurance industry wide use of AI. New AI algorithms and predictive models may be used by insurance companies in selling insurance products to consumers. However, the use of new artificial intelligence models may make insurance companies more susceptible to potential bias, discrimination, and data breaches. These concerns could lead to development of new, or modifications to, laws and regulations pertaining to the use of Artificial Intelligence by insurance companies, or the broader financial services sector, that may prove to be onerous for companies to implement in a timely manner.
The use of artificial intelligence and machine learning technologies, including generative artificial intelligence, has increased rapidly with increasing complexity and changes in the nature of the technology. Our potential uses of generative artificial intelligence may be subject to various risks including flaws or limitations in the large language models or training datasets that may result in biased or inaccurate results, ethical considerations, and the ability to safely deploy and implement governance and controls for such systems. Laws and regulations related to artificial intelligence are evolving, and there is uncertainty as to potential adoption of new laws and regulations and the application of existing laws and regulations to use of artificial intelligence, which may restrict or impose burdensome and costly requirements on our ability to use artificial intelligence. In addition, there has been considerable patent and other intellectual property development activity in the artificial intelligence industry, which has resulted in litigation based on allegations of infringement or other violations of intellectual property rights. We may receive claims from third parties, including our competitors, alleging that our use of artificial intelligence technology infringes on or violates such third party's intellectual property rights. Adverse consequences of these risks related to artificial intelligence could undermine the decisions, predictions or analysis such technologies produce and subject us to competitive harm, legal liability, heightened regulatory scrutiny and brand or reputational harm.
Our ability to adopt new technologies may be inhibited by the emergence of industry-wide standards, a changing legislative and regulatory environment, an inability to develop appropriate governance and controls, a lack of internal product and engineering expertise, resistance to change from consumers, or lack of appropriate change management processes or the complexity of our systems. In addition, our adoption of new technologies and our introduction of new products and services may expose us to new or enhanced risks, particularly in areas where we have less experience or our existing governance and control systems may be insufficient, which could require us to make substantial expenditures or subject us to legal liability, heightened regulatory scrutiny and brand or reputational harm.
We rely on our investment management advisory agreements (“IMA”) with Blackstone ISG-I Advisors LLC (“BIS”) and other investment managers and sub-managers for the management of portions of certain of our life insurance companies’ investment portfolios.
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

Each of our subsidiaries that is party to an IMA with BIS may terminate such agreement upon 30 days’ notice. BIS may also terminate any IMA upon 30 days’ notice. However, we and FNF have agreed in the omnibus termination side letter to cause our insurance company subsidiaries to engage BIS as an investment manager. The initial term of this side letter expires on June 1, 2029, and contains an automatic renewal provision which provides for successive two-year terms thereafter. Prior to June 1, 2029, we and FNF may only terminate the side letter for cause. Cause is generally limited to circumstances where BIS is legally unable to manage our assets, if BIS fails to offer us “most favored nations” rights with respect to certain products it may issue to third parties, or where BIS has acted with gross negligence, willful misconduct or reckless disregard of its obligations. In addition, at the expiration of the initial term of the side letter in 2029, or at the end of any renewal term, we may, with prior notice, terminate the side letter for unsatisfactory long-term performance by BIS based on underperformance. If we provide any such notice, the termination will not become effective for one year, during which time BIS may seek to cure the events giving arise to our termination right. If one of our subsidiaries were to terminate an IMA or take other actions that we have agreed will not be taken under the omnibus termination side letter, we and FNF may be in breach of our respective obligations to BIS under such side letter.
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
The regulatory environment for investment managers is evolving, and changes in the regulation of investment managers may adversely affect the ability of BIS to effect transactions that utilize leverage or pursue their strategies in managing our investment portfolio. BIS, in conjunction with its investment managers, continuously monitors the ongoing regulatory conversations. In addition, the securities and futures markets are subject to comprehensive statutes, regulations and margin requirements. The SEC, other regulators and self-regulatory organizations and exchanges are authorized to take extraordinary actions in the event of market emergencies. Due to our reliance on these relationships in particular to manage a significant portion of our investment portfolio, any regulatory action or enforcement against BIS could have an adverse effect on our financial condition.
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
As of December 31, 2023, current economic conditions, including high inflation rates, have not adversely affected our business, results of operations and financial condition. However, we cannot predict if it will impact our business, results of operations and financial condition in the future for the forgoing reasons.
Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Trends and Conditions” for additional details on economic conditions and market conditions that may impact our business.
Our investments are subject to geopolitical risk. The on-going conflicts in Russia, Ukraine and Israel could heighten and expand to peripheral countries in the regions, which may adversely affect our business, financial condition, results of operations and cash flows.
While we have no exposure to investments in Russia or Ukraine, we have de minimis exposure in Israel and the surrounding regions. If the conflicts and their inflationary impact leads to a wider recession or other restrictive actions by the United States and/or other countries, our investments could suffer losses, which could have a negative impact on our financial results.
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
The ongoing armed conflicts in and around Israel may negatively impact the business environment, both within and outside of Israel, including due to reluctance of foreign investors to invest or transact business, as well as to increased currency fluctuations, downgrades in credit rating, increased interest rates, increased volatility in security markets, and other changes in macroeconomic conditions. To the extent that any of these negative developments do occur, they may have an adverse effect on our business, results of operations and financial condition.

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

The value of our mortgage-backed securities and our commercial and residential mortgage loan investments depends in part on the financial condition of the borrowers and tenants for the properties underlying those investments, as well as general and specific economic trends affecting the overall default rate. We are also subject to the risk that cash flows resulting from the payments on pools of mortgages that serve as collateral underlying the mortgage-backed securities we own may differ from our expectations in timing or size. Historically, we have not experienced material credit losses; however, any event reducing the estimated fair value of these securities, other than on a temporary basis, could have an adverse effect on our business, results of operations, liquidity and financial condition.
We also maintain holdings in floating rate, and less rate-sensitive investments, including senior tranches of collateralized loan obligations (“CLOs”) and directly originated senior secured loans. If realized collateral loss and recoveries differ materially from our assumptions, returns on these assets could be lower than our expectation.
We invest in asset-backed securities (“ABS”) (traditional and specialty finance) and asset-backed and consumer whole loans. Consumer balance sheets are healthy and underwriting standards have become more conservative following the Global Financial Crisis. However, high inflation rates have been a headwind for consumers, and efforts by the Federal Reserve to stem inflation could induce a recession which would have an adverse impact on consumers and potentially increase delinquencies to a higher level than what is assumed in our underwriting.
Interest rate fluctuations could adversely affect our business, financial condition, liquidity and results of operations.
Interest rate risk is a significant market risk for us, as our business involves issuing interest rate sensitive obligations backed primarily by investments in fixed income assets. As of December 31, 2023, we also maintained approximately 21% of the assets in our investment portfolio in floating rate investments. During the year ended December 31, 2023, we executed some variable interest rate credit agreements, floating rate funding agreements and pay-float and receive-fixed interest rate swaps to reduce market risks from interest rate changes on our earnings associated with our floating rate investments. All of these assets are subject to an element of market risk from changes in interest rates.
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
Since March 2022, the Federal Reserve has increased the Federal Funds (“Fed Funds”) rate 11 times from approximately 0% to approximately 5.50% before pausing in the latter half of 2023, and market rates have risen during that time. During periods of increasing interest rates, we may offer higher crediting rates on interest-sensitive products, such as universal life insurance and fixed annuities, and we may increase crediting rates on in-force products to keep these products competitive. We may be required to accept lower spread income (the difference between the returns we earn on our investments and the amounts we credit to contract holders), thus reducing our profitability, as returns on our portfolio of invested assets may not increase as quickly as current interest rates. Rapidly rising interest rates may also expose us to the risk of financial disintermediation, which is an increase in policy surrenders, withdrawals and requests for policy loans as customers seek to achieve higher returns elsewhere, requiring us to liquidate assets in an unrealized loss position. If we experience unexpected withdrawal activity, we could exhaust our liquid assets and be forced to liquidate other less liquid assets such as limited partnership investments. We may have difficulty selling these investments in a timely manner and/or be forced to sell them for less than we otherwise would have been able to realize, which could have a material adverse effect on our business, financial condition or operating results. We have developed and maintain ALM programs and procedures that are, we believe, designed to mitigate interest rate risk by matching asset cash flows to expected liability cash flows, and robust inflows provide additional opportunities to allocate in force assets in support of news business, further mitigating potential losses due to disintermediation risk. In addition, we assess surrender charges on withdrawals in excess of allowable penalty-free amounts that occur during the surrender charge period. The significant new business written in recent years strengthens the surrender charge protection since the surrender charges are highest in the early years of a policy. There can be no assurance that actual withdrawals, contract benefits, and maturities will match our estimates. Despite our efforts to reduce the impact of rising interest rates, we may be required to sell assets to raise the cash necessary to respond to an increase in surrenders, withdrawals and loans, thereby realizing capital losses on the assets sold.

Liabilities that are held on our balance sheet at fair value, including embedded derivatives on our FIA and IUL business and market risk benefits (“MRB”) on our FIA and fixed rate annuity business, are sensitive to fluctuations in interest rates. Decreases in interest rates generally would have the impact of increasing the value of these liabilities, which will result in a reduction in our net income. Liabilities for future policy benefits (“FPB”) are valued using locked-in discount rates, and any changes in interest rates since the inception of those contracts are reflected in other comprehensive income (“OCI”). Decreases in interest rates would result in a reduction in our OCI. In addition, certain statutory capital and reserve requirements are based on formulas or models that consider interest rates and a prolonged period of low interest rates may increase the statutory capital we are required to hold as well as the amount of assets we must maintain to support statutory reserves.
As of December 31, 2023, current economic conditions, including higher interest rates, have not adversely affected our business, results of operations and financial condition. However, we cannot predict if it will impact our business, results of operations and financial condition in the future for the forgoing reasons. Higher interest rates have decreased the fair value of our investment security portfolio, primarily our fixed maturity securities, as of December 31, 2023, and December 31, 2022, resulting in our AOCI being a loss of $2.0 billion and $2.8 billion, respectively. See “Quantitative and Qualitative Disclosure about Market Risk” in this Annual Report on Form 10-K for a more detailed discussion of interest rate risk.
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
•Kubera NPA: we issued a variable note purchase agreement to Kubera for which we may be liable to fund any shortfall in Kubera’s ability to pay its obligations under the amended reinsurance agreement with FGL Insurance, assuring such principal up to $300 million is timely paid.
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
•we could experience long-term interruptions in the services provided by our significant vendors due to the effects of catastrophic events;
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
Please refer to “Business-Regulation of F&G” included in this Annual Report on Form 10-K for additional details on the impact of regulations on our business.
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
Our business in the United States is regulated by the NAIC, which continues to consider reforms including relating to cybersecurity regulations, best interest standards, RBC and life insurance reserves.
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
Current and emerging developments relating to market conduct standards for the financial industry emerging from the Department of Labor’s (“DOL”) implementation of the “fiduciary rule” may over time materially affect our business.
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
On November 2, 2023, following previous attempts to expand fiduciary regulation for advisers, the DOL released a proposed rule, the New Fiduciary Rule, to significantly broaden the definition of “fiduciary” under ERISA. Among other requirements, if finalized in its proposed form, the New Fiduciary Rule provides that any person will be an investment advice fiduciary if they provide investment advice or make an investment recommendation to a retirement investor ( i.e., a plan, plan fiduciary, plan participant or beneficiary, IRA, IRA owner or beneficiary, or IRA fiduciary) for a fee or other compensation, and the person provides the advice or makes the recommendation on a regular basis as part of their business and the recommendation is provided under circumstances indicating that the recommendation is based on the particular needs or individual investor circumstances of the retirement investor. Unlike the current ERISA standard, the New Fiduciary Rule would subject non-discretionary investment advice to retirement plans and accounts to the prudent-person “best interest” standard that has historically been reserved for investment advisors with discretionary authority or control over ERISA plan assets. If the New Fiduciary Rule is adopted in its present form, certain of the Company’s agents would likely be considered fiduciaries for purposes of ERISA and the Internal Revenue Code—subjecting the Company, and the insurance industry on the whole, to greater regulatory risk.

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
Our reinsurance subsidiary, F&G Life Re Ltd. (“F&G Life Re”), is registered in Bermuda under the Bermuda Insurance Act 1978, as amended, (the “Bermuda Insurance Act”) and is subject to the rules and regulations promulgated thereunder. The BMA has sought regulatory equivalency, which enables Bermuda’s commercial insurers to transact business with the European Union (“EU”) on a “level playing field.” In connection with its initial efforts to achieve equivalency under the EU’s Directive (2009/138/EC) (“Solvency II”), the BMA implemented and imposed additional requirements on the companies it regulates. Effective 1 January 2015, Bermuda was placed on the NAIC’s List of Qualified Jurisdictions, which makes Bermuda-domiciled reinsurers that meet certain criteria to qualify as a certified reinsurer eligible for reduced reinsurance collateral requirements under the NAIC’s Credit for Reinsurance Model Law and Regulations as adopted by various states. F&G Life Re has not applied for a determination to be designated as a certified reinsurer in any state. The European Commission in 2016 granted Bermuda’s commercial insurers full equivalency in all areas of Solvency II for an indefinite period of time. Effective 1 January 2020, Bermuda was granted NAIC Reciprocal Jurisdiction status, which makes Bermuda domiciled reinsurers that satisfy certain conditions eligible to be designated as a reciprocal jurisdiction reinsurer. Under the NAIC’s Credit for Reinsurance Model Law and Regulations, which has been adopted by all states, a ceding insurer may take credit for reinsurance ceded to a reciprocal jurisdiction reinsurer without posting any collateral. F&G Life Re has not applied for determination to be designated a reciprocal jurisdiction reinsurer in any state.
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
We, like other financial services companies, are involved in litigation and arbitration in the ordinary course of business. For further discussion on litigation and regulatory investigation risk, see Note N - Commitments and Contingencies to the Consolidated Financial Statements included in this Annual Report on Form 10-K.
From time to time, we receive inquiries and requests for information from state insurance departments, attorneys general and other regulatory agencies about various matters relating to our business. Sometimes these take the form of civil investigative demands or subpoenas. We cooperate with all such inquiries, and we have responded to or are currently responding to inquiries from multiple governmental agencies. Various governmental entities are studying the insurance product, market, pricing, and business practices, and potential regulatory and legislative changes, which may materially affect our business and operations. From time to time, we are assessed fines for violations of regulations or other matters or enter into settlements with such authorities, which may require us to pay fines or claims or take other actions.
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
The historical information about us in this Annual Report on Form 10-K includes periods where we operated as a wholly owned subsidiary of FNF or as a stand-alone public company. Our historical financial information and summary historical financial information included in this Annual Report on Form 10-K is derived from the Consolidated Financial Statements and the accounting records of F&G and FNF. Accordingly, the historical financial information for periods prior to the separation and distribution included in this Annual Report on Form 10-K does not necessarily reflect the financial condition, results of operations or cash flows that we would have achieved as a separate, publicly traded company during the periods presented, or those that we will achieve in the future, including:
•The ongoing cost of capital for our business may be higher than our access to FNF’s cost of capital prior to the separation and distribution.
•Our historical financial information for periods prior the separation and distribution does not reflect the debt or the associated interest expense that we have incurred in connection with the separation and distribution or expect to incur in the future.
Other changes may occur in our cost structure, management, financing and business operations as a result of operating as a company separate from FNF. For additional information about the past financial performance of our business and the basis of presentation of the Consolidated Financial Statements and summary historical financial information of our business, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical financial statements and accompanying notes included elsewhere in this Annual Report on Form 10-K.
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
Our amended and restated certificate of incorporation and our amended and restated bylaws include a number of provisions that may discourage, delay or prevent a change in our management or control. These provisions not only could have a negative impact on the trading price of our common stock but could also allow FNF to delay or prevent a corporate transaction of which the public shareholders approve.
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

We are a “controlled company” within the meaning of the New York Stock Exchange (“NYSE”) rules and, as a result, we qualify for, and rely on, exemptions from certain corporate governance requirements.
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
In connection with the separation and distribution, we and FNF entered into the separation and distribution agreement. In connection with the separation, F&G also entered into various ancillary agreements to effect the separation and provide a framework for its relationship with FNF after the separation and distribution, such as a corporate services agreement (the “Corporate Services Agreement”), a reverse corporate services agreement (the “Reverse Corporate Services Agreement”), a tax sharing agreement (the “Tax Sharing Agreement”) and other agreements entered into in connection therewith (collectively with a Separation and Distribution Agreement, the “Transaction Agreements”). The Transaction Agreements determine the allocation of assets, rights and liabilities between the companies following the separation and distribution and include indemnifications related to liabilities and obligations. The Corporate Services Agreement provides for the performance of certain services by FNF for the benefit of us for a limited period of time after the separation and distribution. The reverse services agreement provides for the performance of certain services by us for the benefit of FNF for a limited period of time after the separation and distribution. We rely on FNF to satisfy its obligations under the Transaction Agreements. If FNF is unable to satisfy its obligations under the Transaction Agreements, including its indemnification obligations, we could incur operational difficulties or losses. Upon expiration of the Corporate Services Agreement, the services that are covered thereunder will have to be provided internally or by third parties. If we do not have agreements with other providers for these services once certain Transaction Agreements expire or terminate, we may not be able to operate our business effectively, which may have a material adverse effect on our business, financial condition or operating results.

In connection with the separation and distribution, FNF has agreed to indemnify us for certain liabilities, and we have agreed to indemnify FNF for certain liabilities. If we are required to pay under these indemnities to FNF, our financial results could be negatively impacted. FNF’s indemnification of us may not be sufficient to hold us harmless from the full amount of all liabilities that will be allocated to us, and FNF may not be able to satisfy its indemnification obligations in the future.
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
Our amended and restated bylaws provide that unless the Board otherwise determines, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of us, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer, shareholder, employee or agent of ours to either of us or our shareholders, (iii) any action asserting a claim against us or any director, officer, shareholder, employee or agent of ours arising out of or relating to any provision of the DGCL or our amended and restated certificate of incorporation or bylaws, or (iv) any action asserting a claim against us or any director, officer, shareholder, employee or agent of ours governed by the internal affairs doctrine, in all cases subject to the court having subject matter jurisdiction and personal jurisdiction over an indispensable party named as a defendant. The amended and restated bylaws further provide that the federal district courts of the United States of America shall, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act of 1933 (the “Securities Act”). Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Therefore, there is uncertainty as to whether a court will enforce the exclusive forum provision with respect to claims arising under the Securities Act. Notwithstanding the foregoing, the exclusive forum provision does not apply to any actions arising under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. These exclusive forum provisions may limit our shareholders’ ability, or make it more costly, to bring a claim in a judicial forum that they find favorable for such disputes and may discourage these types of lawsuits. Alternatively, if a court were to find the exclusive forum provisions inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions.
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
•changes in industry conditions;
•changes in regulatory and other dynamics; and
•the other factors described in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K.
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk Management and Strategy Disclosure

The Company’s Information Security team is responsible for executing the Company’s enterprise-wide cybersecurity strategy, which is based upon the Center for Internet Security’s best practice controls, including providing subject matter expertise, accountability, and oversight in the areas of policy and standards development, security architecture, engineering, and development practices, third-party IT and Security risk, compliance with industry, state, and federal regulations, and security education, awareness, and training. The Information Security program is managed and overseen by a full-time Chief Information Security Officer (“CISO”) with over 25 years in information technology leadership, service management, operations, information security, risk management, and regulatory compliance.
The CISO reports to the Company’s Chief Information Officer (“CIO”), who is an executive of the Company and oversees all of the Company’s information technology efforts. The Company’s CIO has over 32 years of information technology leadership experience within the insurance and financial services industries. The CIO provides regular updates to senior leadership, including reports to the Board on a periodic basis.

In conjunction with CIO senior leadership updates and periodic reports to the Board, the Company’s ERM team also provides updates on the Company’s cyber risk and threats, status of key projects improving the Company’s security posture, and efforts reducing the company’s attack surface.

In addition, a cybersecurity working group reviews the status of the Company’s cybersecurity environment monthly with the senior managers of various departments including Information Technology, Information Security, ERM, Internal Audit, and Compliance. Based on the information received, the working group generates monthly reports and updates key stakeholders across the enterprise.
To mitigate information and cybersecurity risks, the Company utilizes external firms to perform supplemental annual vulnerability and penetration testing to objectively assess and identify potential improvements to the Company’s security posture. Findings from such testing are tracked, prioritized, remediated, and reported accordingly. The Company also leverages a third-party to perform 24x7 Security Operations Center monitoring of its information assets. The Company has processes in-place to risk assess through initial due diligence, monitor throughout the third-party service provider lifecycle, and periodically re-evaluate the technology and security risks associated with the usage of third-party service providers. Additionally, the Company maintains cyber insurance coverage to reduce potential financial losses that may stem from security incidents.
See Item 1A - Risk Factors for discussion of material risks faced by the Company, including risks related to cybersecurity.
Governance Disclosure
As set forth in the Company’s charter, our Audit Committee, comprised of fully independent directors, is responsible for reviewing with management of the Company, the Company’s policies and practices with respect to risk assessment and risk management, including cybersecurity risk. The CRO reports information and cybersecurity risks through the CRO Risk Assessment Report, a copy of which is provided to the Audit Committee and the Board every quarter.
F&G has adopted a “three lines of defense” governance model for information and cybersecurity risk management. The CISO is the first line of defense providing frontline business, operational, and technology controls and capabilities to protect against information and cybersecurity risks and responding to cyber incidents and data breaches. The information security team under the CISO is responsible for overseeing infrastructure defense and security controls, managing access controls, performing vulnerability assessments, facilitating independent external penetration testing, assessing third-party or vendor information security, implementing employee awareness and training programs, and handling security incident management.
F&G's ERM department serves as the Company’s second line of defense and considers Information Security risk alongside other company risks. ERM facilitates the quarterly risk self-assessment with the CISO and the CIO to identify and assess information and cybersecurity risks, evaluates the likelihood and impact of potential risk events to Information Assets, and assesses mitigation offered by the control environment to determine residual risk. The assessment results are presented at quarterly Operational Risk Sub-Committee (“ORSC”) and ERMC meetings. ERM, jointly with the Information Security professionals, annually conducts a Cybersecurity Risk Assessment based on critical security controls set forth by the Center for Internet Security. The assessment is reported to the CRO, CISO and CIO.
The Company’s Internal Audit department serves as the third line of defense and independently assures the effectiveness of the Company’s management of information and cybersecurity risk.
As an added layer of defense, the Company has an incident response team in place to evaluate information and cybersecurity incidents on an on-going basis. Based on materiality, a security incident may be escalated to the Corporate Crisis Management Team (“CCMT”) for risk mitigation and recovery actions. In 2023, the Company’s data was subject to the MoveIt security incident pertaining to a third-party vendor of the Company. The Company activated its crisis management protocols to adequately manage the investigation, impact, and response to this incident. The incident was reported to the Audit Committee of the Board and disclosed to regulatory authorities.

Item 2. Properties
Our headquarters are in leased facilities at 801 Grand Avenue, in Des Moines, Iowa. We also have leased space in Hamilton, Bermuda; George Town, Cayman Islands; and New York, New York. We believe our existing facilities are suitable and adequate for our present purposes and will be sufficient for us to conduct our operations.
Item 3. Legal Proceedings
See discussion of legal proceedings in Note N - Commitment and Contingencies to the Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K, which is incorporated by reference into this Item 3 of Part I.
Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Market Information
On December 1, 2022, FNF announced completion of the distribution to FNF shareholders, on a pro rata basis, of approximately 15% of the common stock of its subsidiary, F&G. Effective December 1, 2022, F&G commenced “regular-way” trading of its common stock on the New York Stock Exchange (“NYSE”) under the symbol “FG”. FNF retains control of F&G through an approximate 85% equity ownership stake and continues to trade on the NYSE under the symbol “FNF”.
On January 31, 2024, the last reported sale price of our common stock on the NYSE was $44.84. We had approximately 6,432 shareholders of record of our Common Stock on January 31, 2024. This number does not include the stockholders for whom shares are held in a “nominee” or “street” name.
Refer to Note R - Employee Benefit Plans to our Consolidated Financial Statements included in this Annual Report on Form 10-K, which is incorporated by reference into this Item 5 of Part II, for further information on securities issued for employee stock compensation pursuant to our Omnibus Plan.
Information concerning securities authorized for issuance under our equity compensation plans will be included in the definitive proxy statement for our Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the close of the fiscal year pursuant to Regulation 14A.
Performance Graph
The graph and the table below compare the cumulative total shareholder return on our common stock against the cumulative total return on the S&P 500 Index and S&P 500 Life and Health Insurance Index. The graph assumes a $100 initial investment on December 1, 2022 (the date that our common stock commenced regular way trading on the New York Stock Exchange) with dividends reinvested over the periods indicated. The stock performance in this graph is not necessarily indicative of future stock performance.
*$100 invested on December 1, 2022 in stock or on November 30, 2022, in index, including reinvestment of dividends. Fiscal year ending December 31.

	12/1/2022	12/31/2022	3/31/2023	6/30/2023	9/30/2023	12/31/2023
F&G Annuities and Life, Inc.	$100.00	$104.60	$95.63	$132.00	$150.54	$247.92
S&P 500	100.00	94.24	101.30	110.16	106.55	119.01
S&P 500 Life & Health Insurance	100.00	94.94	81.17	84.91	91.45	99.35

Dividends on Ordinary Shares
On February 14, 2024, our Board of Directors declared a quarterly cash dividend of $0.21 per share, payable on March 29, 2024, to F&G common shareholders of record as of March 15, 2024. During the year ended December 31, 2023, we declared dividends on our common stock of $0.20 to $0.21 per share. On December 8, 2022, we announced that our Board of Directors declared an inaugural quarterly cash dividend of $0.20 per share of common stock pursuant to the previously announced dividend program. We intend to announce the record date and payment date for each dividend, subject to quarterly review and approval by our Board of Directors and any required regulatory approvals, following completion of the relevant fiscal quarter and with payment in the third month of each subsequent quarter, based on our view of the prevailing and prospective macroeconomic conditions, regulatory landscape and business performance. Generally, no dividends will be declared or paid on F&G common stock and no common stock can be acquired by F&G unless all preferred dividends are declared and paid on the outstanding FNF Preferred Stock. On February 14, 2024, our Board of Directors also declared a quarterly cash dividend of $0.8976 per share on the FNF Preferred Stock for the period from January 12, 2024 to and excluding April 15, 2024, to be paid on April 15, 2024, to FNF Preferred Stock record holders as of April 1, 2024.
Purchases of Equity Securities by the Issuer
On March 21, 2023, F&G’s Board of Directors approved a new three-year stock repurchase program, effective March 21, 2023, under which the Company may repurchase up to $25 million of F&G common stock. On November 7, 2023, the Company announced that its Board of Directors increased the Company’s share repurchase authorization by $25 million to an aggregate of $50 million, which brings the total remaining authorization of F&G common stock that may yet to be purchased under the program at December 31, 2023 to approximately $32 million. The Company believes the share repurchase program is an efficient means of returning cash to shareholders when we consider the shares to be undervalued.

Purchases may be made from time to time by the Company in the open market at prevailing market prices or through privately negotiated transactions or accelerated share repurchase transactions through November 6, 2026. All purchases are held as treasury stock. The extent to which the Company repurchases its shares, and the timing of such purchases, will depend upon a variety of factors, including market conditions, regulatory requirements and other considerations, as determined by the Company.

The following table summarizes repurchases of equity securities by F&G during the three months ended December 31, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (b)
10/1/2023 - 10/31/2023	—	$—	—	$32
11/1/2023 - 11/30/2023	—	—	—	32
12/1/2023 - 12/31/2023	—	—	—	32
Total	—	$—	—	$32

(a)On March 21, 2023 our Board of Directors approved the three year stock repurchase program, under which we may repurchase up to $25 million worth of F&G common stock. On November 7th, 2023 the repurchase program was amended to increase the aggregate repurchase authorization to $50 million. Purchases may be made through November 6, 2026.
(b)As of the last day of the applicable month, in millions.
Item 6. Reserved

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations for the years ended December 31, 2023, December 31, 2022 and December 31, 2021 should be read together with, and is qualified in its entirety by reference to, our Consolidated Financial Statements and related notes included elsewhere in this Annual Report on Form 10-K which have been prepared in accordance with GAAP. The following discussion may contain forward-looking statements based on assumptions we believe to be reasonable. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in “Risk Factors” and “Note Regarding Forward-Looking Statements.”
Overview
The following describes the business of F&G Annuities & Life, Inc. and its subsidiaries. Except where otherwise noted in this Report, all references to “we,” “us,” “our,” the “Company,” or “F&G” are to F&G Annuities & Life, Inc. and its subsidiaries, taken together.
For a description of our business see the discussion under “Business” in Item 1 of Part I of this Annual Report on Form 10-K, and Note A - Business and Summary of Significant Accounting Policies in Part II - Item 8 of this Annual Report on Form 10-K, which are incorporated by reference into this Item 7 of Part II of this Annual Report on Form 10-K.
F&G adopted Accounting Standards Update (“ASU”) 2018-12, Financial Services-Insurance (Topic 944), Targeted Improvements to the Accounting for Long-Duration Contracts (“ASU 2018-12”) on January 1, 2023, with a transition date of January 1, 2021, which is the earliest period presented in the annual December 31, 2023 Consolidated Financial Statements. We elected to adopt ASU 2018-12 using the full retrospective transition method and balances for liability for future policy benefits (“FPB”), deferred acquisition costs (“DAC”) and balances amortized on a basis consistent with DAC (value of business acquired (“VOBA”), deferred sales inducements (“DSI”), and unearned revenue liabilities (“URL”)), and market risk benefits (“MRB”) were adjusted to conform to ASU 2018-12 starting as of the FNF acquisition date, June 1, 2020 (the “FNF Acquisition Date”). The 2022 and 2021 financial information contained herein have been adjusted for our full retrospective adoption of this update. For more information, refer to Note A - Business and Summary of Significant Accounting Policies, Note F -Intangibles, Note G - Market Risk Benefits, Note H - Income Taxes, Note I - Contractholder Funds, Note J - Future Policy Benefits, Note K - Accounts Payable and Accrued Liabilities, Note P - ASU 2018-12 Transition and Note T - Recent Accounting Pronouncements in Part II - Item 8 of this Annual Report on Form 10-K.
Business Trends and Conditions
The following factors represent some of the key trends and uncertainties that have influenced the development of the Company and its historical financial performance, and we believe these key trends and uncertainties will continue to influence the business and financial performance of the Company in the future.
Market Conditions
Market volatility has affected, and may continue to affect, our business and financial performance in varying ways. Volatility can pressure sales and reduce demand as consumers hesitate to make financial decisions. To enhance the attractiveness and profitability of our products and services, we continually monitor the behavior of our customers, as evidenced by annuitization rates and lapse rates, which vary in response to changes in market conditions. See “Part I. Item 1A. Risk Factors” in this Annual Report on Form 10-K for further discussion of risk factors that could affect market conditions.
Interest Rate Environment
Some of our products include guaranteed minimum crediting rates, most notably our fixed rate annuities. As of December 31, 2023 and December 31, 2022, our reserves, net of reinsurance, and average crediting rate on our fixed rate annuities were $6 billion and 4%, respectively, and $6 billion and 3%, respectively. We are required to pay the guaranteed minimum crediting rates even if earnings on our investment portfolio decline, which would negatively impact earnings. In addition, we expect more policyholders to hold policies with comparatively high guaranteed rates for a longer period in a low interest rate environment. Conversely, a rise in average yield on our investment portfolio would increase earnings if the average interest rate we pay on our products does not rise correspondingly. Similarly, we expect that policyholders would be less likely to hold policies with existing guarantees as interest rates rise and the relative value of other new business offerings are increased, which would negatively impact our earnings and cash flows.
See “Quantitative and Qualitative Disclosure about Market Risk” and “Part I. Item 1A. Risk Factors” in this Annual Report on Form 10-K for a more detailed discussion of interest rate risk.
Aging of the U.S. Population
We believe that the aging of the U.S. population will increase the demand for our fixed index annuity (“FIA”) and indexed universal life (“IUL”) products. As the Baby Boomer generation prepares for retirement, we believe that demand for retirement savings, growth, and income products will grow. Over 10,000 people will turn 65 each day in the United States over the next 15 years, and according to the U.S. Census Bureau, the proportion of the U.S. population over the age of 65 is expected to grow from 18% in 2023 to 21% in 2035. The impact of this growth may be offset to some extent by asset outflows as an increasing percentage of the population begins withdrawing assets to convert their savings into income.
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
Critical Accounting Policies and Estimates
The accounting estimates described below are those we consider critical in preparing our Consolidated Financial Statements. Management is required to make estimates and assumptions that can affect the reported amounts of assets and liabilities and disclosures with respect to contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates. See Note A - Business and Summary of Significant Accounting Policies to our Consolidated Financial Statements included in Part II - Item 8 of this Annual Report for additional description of the significant accounting policies that have been followed in preparing our Consolidated Financial Statements.
Reserves for Future Policy Benefits and Certain Information on Contractholder Funds
The determination of FPB reserves is dependent on actuarial assumptions. The principal assumptions used to establish liabilities for FPBs are established at issue of the contract and include discount rates, mortality and cash surrender or policy lapse for our traditional life insurance products. The assumptions used require considerable judgment. We review policyholder behavior experience at least annually and update these assumptions when deemed necessary based on additional information that becomes available. Discount rate assumptions are updated at each reporting period and also incorporate changes in risk free rates and option market values. Changes in, or deviations from, the assumptions previously used can significantly affect our reserve levels and related results of operations in a positive or negative direction.
Mortality refers to the incidence of death on covered lives, which triggers contractual death benefit provisions. On our deferred annuities and life insurance products, these provisions may allow for lump sum payments, payments over a period of time, or spousal continuation of the contract. On our life-contingent immediate annuities (which includes life-contingent pension risk transfer (“PRT”) annuities), the death of a named annuitant or certificate holder may trigger the cessation or reduction of future life-contingent payments due, depending on the presence of a joint annuitant/certificate holder and any remaining guaranteed non-life contingent payment periods. We utilize a combination of internal and industry experience when setting our mortality assumptions.
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
Discount rates refer to the interest rates used to discount future cash flows to the current period to determine a present value. For liability for FPB reserves the discount rate used is based on the yield curve for A-rated corporate bonds as of the valuation date. Changes in the discount rates from the at-issue or at-purchase discount rates flow through other comprehensive income (“OCI”).
Our aggregate reserves for contractholder funds, FPBs and MRBs on a direct and net basis as of December 31, 2023 and December 31, 2022, are summarized as follows (in millions):

	As of December 31, 2023
	Direct	Deposit Asset/ Reinsurance Recoverable	Net
Fixed indexed annuities ("FIA")	$27,809	$(17)	$27,792
Fixed rate annuities	13,445	(7,521)	5,924
Single premium immediate annuities ("SPIA") and other	1,814	(115)	1,699
IUL and other life	3,828	(1,307)	2,521
Funding agreements	5,152	—	5,152
PRT	4,203	—	4,203
Total	$56,251	$(8,960)	$47,291

	As of December 31, 2022
	Direct	Deposit Asset/ Reinsurance Recoverable	Net
FIA	$24,704	$(16)	$24,688
Fixed rate annuities	9,360	(3,723)	5,637
SPIA and other	1,829	(118)	1,711
IUL and other life	3,486	(1,560)	1,926
Funding agreements	4,595	—	4,595
PRT	2,172	—	2,172
Total	$46,146	$(5,417)	$40,729
FIA and IUL products contain an embedded derivative; a feature that permits the holder to elect an interest rate return or an equity-index linked component, where interest credited to the contract is linked to the performance of various equity indices. The FIA/IUL embedded derivatives are valued at fair value and included in the liability for Contractholder funds in our Consolidated Balance Sheets with changes in fair value included as a component of Benefits and other changes in policy reserves in our Consolidated Statements of Operations.
For life-contingent immediate annuity policies, gross premiums received in excess of net premiums are deferred at initial recognition as a deferred profit liability (“DPL”). Gross premiums are measured using assumptions consistent with those used in the measurement of the related liability for FPBs.

Valuation of Fixed Maturity, Preferred and Equity Securities, and Derivatives
Our investments in fixed maturity securities have been designated as available-for-sale (“AFS”) and are carried at fair value, net of allowance for expected credit losses, with unrealized gains and losses included within accumulated other comprehensive earnings (loss) (“AOCI”), net of deferred income taxes. Our equity securities are carried at fair value with unrealized gains and losses included in net income (loss). Realized gains and losses on the sale of investments are determined on the basis of first-in first-out cost basis and are credited or charged to income on a trade date basis.
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
We validate external valuations at least quarterly through a combination of procedures that include the evaluation of methodologies used by the pricing services, comparisons to valuations from other independent pricing services, analytical reviews and performance analysis of the prices against trends, and maintenance of a securities watch list. See Note B - Fair Value of Financial Instruments and Note C - Investments to our Consolidated Financial Statements included in Part II - Item 8 of this Annual Report on Form 10-K.
The fair value of derivative assets and liabilities is based upon valuation pricing models or independent broker quotes and represents what we would expect to receive or pay at the balance sheet date if we canceled or exercised the derivative or entered into offsetting positions. Fair values for instruments utilizing valuation pricing models are determined internally using a conventional model and market observable inputs, including interest rates, yield curve volatilities and other factors. Credit risk related to the counterparty is considered when estimating the fair values of these derivatives. However, we are largely protected by collateral arrangements with counterparties when individual counterparty exposures exceed certain thresholds. The fair value of futures contracts (specifically for FIA contracts) at the balance sheet date represents the cumulative unsettled variation margin (open trade equity net of cash settlements). The fair value of an interest rate swap represents the change in projected interest rates between the reporting date and the date the interest rate swap was executed. The fair values of the embedded derivatives in our FIA and IUL contracts are derived using market value of options, use of current and budgeted option cost, swap rates, mortality rates, surrender rates, partial withdrawals, and non-performance spread. The discount rate used to determine the fair value of our FIA/IUL embedded derivative liabilities includes an adjustment to reflect the risk that these obligations will not be fulfilled (“non-performance risk”). For the years ended December 31, 2023 and December 31, 2022, our non-performance risk adjustment was based on the expected loss due to default in debt obligations for similarly rated financial companies. See Note B - Fair Value of Financial Instruments and Note D - Derivative Financial Instruments to our Consolidated Financial Statements included in Part II - Item 8 of this Annual Report on Form 10-K.
F&G cedes certain business on a coinsurance funds withheld basis. Investment results for the assets that support the coinsurance that are segregated within the funds withheld account are passed directly to the reinsurer pursuant to the contractual terms of the reinsurance arrangement, which creates embedded derivatives considered to be total return swaps. These total return swaps are not clearly and closely related to the underlying insurance contract and thus require bifurcation. The fair value of the total return swaps is based on the change in fair value of the underlying assets held in the funds withheld account. These embedded derivatives are reported in Prepaid expenses and other assets if in a net gain position, or Accounts payable and accrued liabilities, if in a net loss position on the Consolidated Balance Sheets. The related gains or losses are reported in Recognized gains and

(losses), net on the Consolidated Statements of Operations. See Note E - Reinsurance to our Consolidated Financial Statements included in Part II - Item 8 of this Annual Report on Form 10-K.
We categorize our fixed maturity securities, preferred securities, equity securities and derivatives into a three-level hierarchy based on the priority of the inputs to the valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the fair value measurement of the instrument. The following table presents the fair value of fixed maturity securities and equity securities by pricing source, hierarchy level and net asset value (“NAV”) as of December 31, 2023 and 2022.

	As of December 31, 2023
(Dollars in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	NAV	Total
Fixed maturity securities available-for-sale and equity securities:
Prices via third party pricing services	$586	$31,195	$895	$—	$32,676
Priced via independent broker quotations	—	—	8,290	—	8,290
Priced via other methods	—	—	—	59	59
Total	$586	$31,195	$9,185	$59	$41,025
% of Total	2%	76%	22%	—%	100%

	As of December 31, 2022
(Dollars in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	NAV	Total
Fixed maturity securities available-for-sale and equity securities:
Prices via third party pricing services	$427	$23,493	$1,234	$—	$25,154
Priced via independent broker quotations	—	—	6,840	—	6,840
Priced via other methods	—	—	—	47	47
Total	$427	$23,493	$8,074	$47	$32,041
% of Total	1%	74%	25%	—%	100%
Market Risk Benefits
MRBs are contracts or contract features that both provide protection to the contract holder from other-than-nominal capital market risk (equity, interest and foreign exchange risk) and expose the Company to other-than-nominal capital market risk. MRBs include certain contract features primarily on FIA contracts that provide minimum guarantees to policyholders, such as Guaranteed Minimum Death Benefit (“GMDBs”) and Guaranteed Minimum Withdrawal Benefits (“GMWBs”) and Guaranteed Minimum Accumulation Benefits (“GMAB”) riders. MRBs are measured at fair value using a risk neutral valuation method, which is based on current net amounts at risk, market data, internal and industry experience, and other factors.

The principal policyholder behavior assumptions used to calculate MRBs are established at issue of the contract and include mortality, contract full and partial surrenders, and utilization of the GMWB rider benefits. The assumptions used reflect a combination of internal experience, industry experience, and judgment. We review overall policyholder behavior experience at least annually and update these assumptions when deemed necessary based on additional information that becomes available. Changes in, or deviations from, the assumptions previously used can significantly affect our MRBs and related results of operations in a positive or negative direction. In the 4th quarter of 2023 the assumption for future mortality improvement was updated to a change in the industry future mortality improvement table. This change had an adverse effect on our MRB balances for the period. See Note G - Market Risk Benefits to our Consolidated Financial Statements included in Part II - Item 8 of this Annual Report on

Form 10-K for further information on the changes in MRB during the years ended December 31, 2023, 2022 and 2021.

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

Goodwill
As of December 31, 2023 and December 31, 2022, goodwill was $1,749 million. The goodwill was recorded in connection with the FNF Acquisition.
In evaluating the recoverability of goodwill, we first determined that based on the level at which the operating results are shared with and regularly reviewed by the Company’s Chief Operating Decision Maker, the Company is a single reporting unit. Next, we perform a qualitative analysis at the reporting unit level to determine whether there are any events or circumstances that would indicate it is more likely than not that the fair value of our recorded goodwill exceeds its carrying value. Based on the results of this analysis, an annual goodwill impairment test may be completed based on an analysis of the discounted future cash flows generated by the underlying assets. The process of determining whether or not goodwill is impaired or recoverable relies on projections of future cash flows, operating results and market conditions. Future cash flow estimates are based partly on projections of market conditions such as the volume and mix of refinance and purchase transactions and interest rates, which are beyond our control and are likely to fluctuate. While we believe that our estimates of future cash flows are reasonable, these estimates are not guarantees of future performance and are subject to risks and uncertainties that may cause actual results to differ from what is assumed in our impairment tests. Such analyses are particularly sensitive to changes in estimates of future cash flows and discount rates. Changes to these estimates might result in material changes in fair value and determination of the recoverability of goodwill, which may result in charges against earnings and a reduction in the carrying value of our goodwill in the future. We completed annual goodwill impairment analyses in the fourth quarter of each period presented using a September 30 measurement date. For the years ended December 31, 2023 and 2022, and we determined there were no events or circumstances that indicated that the carrying value exceeded the fair value.
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
For the year ended December 31, 2023, changes in market conditions, including changing interest rates, resulted in deferred tax assets related to the net unrealized capital losses in the Company’s investment portfolio. U.S. GAAP requires the evaluation of the recoverability of deferred tax assets and the establishment of a valuation allowance, if necessary, to reduce the deferred tax asset to an amount that is more likely than not to be realized. When assessing the need for valuation allowance on the unrealized capital loss deferred tax assets, we assert a tax planning strategy to hold the vast majority of underlying securities to recovery or maturity. Our ability to assert such a tax planning strategy is dependent upon factors such as the Company’s asset/liability matching process, overall investment strategy, projected future annuity product sales, and expected liquidity needs. In the event these estimates differ from our prior estimates due to the receipt of new information, we may be required to significantly change the income tax expense recorded in the Consolidated Financial Statements. This includes a further significant decline in value of assets incorporated into our tax planning strategies which could lead to an increase of our valuation allowance on deferred tax assets having an adverse effect on current and future results.
Refer to Note H - Income Taxes to our Consolidated Financial Statements included in this Annual Report on Form 10-K for details.
Business Overview
We are in three distinct retail channels and two institutional markets. Our three retail channels include agent-based Independent Marketing Organizations (“IMOs”), banks and broker dealers. We have deep, long-tenured relationships with our network of leading IMOs and their agents to serve the needs of the middle-income market and develop competitive annuity and life products to align with their evolving needs. Upon FNF’s acquisition of F&G on June 1, 2020 (the “FNF Acquisition), and F&G’s subsequent rating upgrades in mid-2020, we launched into banks and broker dealers. Further, in 2021, we launched into two institutional markets to originate Funding Agreement Backed Notes (“FABN”) and PRT transactions. The FABN Program offers funding agreements to institutional clients by means of capital markets transactions through investment banks. The funding agreements issued under the FABN Program are in addition to those issued to the Federal Home Loan Bank of Atlanta (“FHLB”). The PRT solutions business was launched by building an experienced team and then working with brokers and institutional consultants for distribution. These markets leverage our existing team's spread-based capabilities as well as our strategic partnership with Blackstone.
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
Key Components of Our Historical Results of Operations
Through our insurance subsidiaries, we issue a broad portfolio of deferred annuities (FIA and fixed rate annuities), IUL insurance, immediate annuities, funding agreements and PRT solutions. A deferred annuity is a type of contract that accumulates value on a tax deferred basis and typically begins making specified periodic or lump sum payments a certain number of years after the contract has been issued. IUL insurance is a complementary type of contract that accumulates value in a cash value account and provides a payment to designated beneficiaries upon the policyholder’s death. An immediate annuity is a type of contract that begins making specified payments within one annuity period (e.g., one month or one year) and typically makes payments of principal and interest earnings over a period of time. As defined by the Iowa Insurance Division (“IID”), a funding agreement is an agreement for an insurer to accept and accumulate funds and to make one or more payments at future dates in amounts that are not based on mortality or morbidity contingencies of the person to whom the funding agreement is issued. In essence, funding agreement providers issue fixed maturity contracts with fixed or floating interest rates in exchange for a single upfront premium. Our PRT products are comparable to income annuities, as we generally receive a single, upfront premium in exchange for paying a guaranteed stream of future income payments which are typically fixed in nature, but may vary in duration based on participant mortality experience.
Under GAAP, premium collections for deferred annuities (FIAs and fixed rate annuities), immediate annuities and PRT without life contingency, and deposits received for funding agreements are reported in the financial statements as deposit liabilities (i.e., contractholder funds) instead of as sales or revenues. Similarly, cash payments to customers are reported as decreases in the liability for contractholder funds and not as expenses. Sources of revenues for products accounted for as deposit liabilities are net investment income, surrender charges, cost of insurance and other charges deducted from contractholder funds (i.e., amortization of URL), and net realized gains (losses) on investments. Components of expenses for products accounted for as deposit liabilities are interest-sensitive and index product benefits (primarily interest credited to account balances or the hedging cost of providing index credits to the policyholder), amortization of VOBA, DAC and DSI, and other operating costs and expenses.
F&G hedges certain portions of its exposure to product related equity market risk by entering into derivative transactions. We purchase derivatives consisting predominantly of call options and, to a lesser degree, futures contracts (specifically for FIA contracts) on the equity indices underlying the applicable policy. These derivatives are used to offset the reserve impact of the index credits due to policyholders under the FIA and IUL contracts. The majority of all such call options are one-year options purchased to match the funding requirements underlying the FIA/IUL contracts. We attempt to manage the cost of these purchases through the terms of our FIA/IUL contracts, which permit us to change caps, spread, or participation rates on each policy's annual anniversary, subject to certain guaranteed minimums that must be maintained. The call options and futures contracts are marked to fair value with the change in fair value included as a component of net investment gains (losses). The change in fair value of the call options and futures contracts includes the gains and losses recognized at the expiration of the instruments’ terms or upon early termination and the changes in fair value of open positions. In addition, to reduce market risks from interest rate changes on our earnings associated with our floating rate investments, during the year ended December 31, 2023 we have executed pay-float and receive-fixed interest rate swaps.
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
Earnings from products accounted for as deposit liabilities are primarily generated from the excess of net investment income earned over the sum of interest credited to policyholders and the cost of hedging our risk on FIA/IUL policies. With respect to FIAs/IULs, which includes the expenses incurred to fund the index credits. Proceeds received upon expiration or early termination of call options purchased to fund annual index credits are recorded as part of the change in fair value of derivatives and are largely offset by an expense for index credits earned on annuity contractholder fund balances.
Our profitability depends in large part upon the amount of assets under management (“AUM”) (see “—Non-GAAP Financial Measures”), the excess of net investment income over the sum of interest credited to policyholders and the cost of hedging our risk on indexed product policies, earned on our average assets under management (“AAUM” — see “—Non-GAAP Financial Measures”), our ability to manage our expenses and the costs of acquiring new business (principally commissions to agents and bonuses credited to policyholders). As we grow AUM, earnings generally increase. AUM increases when cash inflows, which include sales, exceed cash outflows. Managing the excess of net investment income earned over the sum of interest credited to policyholders and the cost of hedging our risk on indexed product policies, involves the ability to maximize returns on our AUM and minimize risks such as interest rate changes and defaults or impairment of investments. It also includes our ability to manage interest rates credited to policyholders and costs of the options and futures purchased to fund the annual index credits on the FIA/IULs. We analyze returns on AAUM to measure our profitability.
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
Adjusted Return on Assets
Adjusted return on assets is calculated by dividing year-to-date annualized adjusted net earnings by year-to-date AAUM. Return on assets is comprised of net investment income, less cost of funds, and less expenses (including operating expenses, interest expense and income taxes) consistent with our adjusted net earnings definition and related adjustments. Cost of funds includes liability costs related to cost of crediting as well as other liability costs. Management considers this non-GAAP financial measure to be useful internally and to investors and analysts when assessing financial performance and profitability earned on AAUM.
Assets Under Management (“AUM”)
AUM is comprised of the following components and is reported net of reinsurance qualifying for risk transfer in accordance with GAAP:
(i) total invested assets at amortized cost, excluding investments in unconsolidated affiliates and derivatives;
(ii) investments in unconsolidated affiliates at carrying value;
(iii) related party loans and investments;
(iv) accrued investment income;
(v) the net payable/receivable for the purchase/sale of investments; and
(vi) cash and cash equivalents excluding derivative collateral at the end of the period.

Management considers this non-GAAP financial measure to be useful internally and to investors and analysts when assessing the size of our investment portfolio that is retained.

Average Assets Under Management (“AAUM”) YTD
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
Total Equity excluding AOCI
Total equity excluding AOCI is based on total equity excluding the effect of AOCI. Since AOCI fluctuates from quarter to quarter due to unrealized changes in the fair value of available for sale investments, changes in instrument-specific credit risk for market risk benefits and discount rate assumption changes for the future policy benefits, management considers this non-GAAP financial measure to provide useful supplemental information internally and to investors and analysts assessing the level of earned equity on total equity.
Yield on AAUM
Yield on AAUM is calculated by dividing annualized net investment income on an adjusted net earnings basis by AAUM. Management considers this non-GAAP financial measure to be useful internally and to investors and analysts when assessing the level of return earned on AAUM.

Results of Operations
The results of operations for the years ended December 31, 2023, 2022 and 2021 were as follows (in millions):

	Year ended
	December 31, 2023	December 31, 2022	December 31, 2021
Revenues:
Life insurance premiums and other fees	$2,413	$1,704	$1,407
Interest and investment income	2,211	1,655	1,852
Recognized gains and (losses), net	(124)	(1,010)	715
Total revenues	4,500	2,349	3,974
Benefits and expenses:
Benefits and other changes in policy reserves	3,553	1,126	1,932
Market risk benefit (gains) losses	95	(182)	(44)
Depreciation and amortization	412	324	271
Personnel costs	232	157	129
Other operating expenses	146	102	105
Interest expense	97	29	29
Total benefits and expenses	4,535	1,556	2,422

Earnings (loss) before income taxes	(35)	793	1,552
Income tax expense	23	158	320
Earnings (loss) from continuing operations	$(58)	$635	$1,232
Earnings from discontinued operations, net of tax	—	—	8
Net earnings (loss)	$(58)	$635	$1,240
The following table summarizes sales by product type (in millions) (see “Non-GAAP Financial Measures”):

	Year ended
	December 31, 2023	December 31, 2022	December 31, 2021
FIA	$4,699	$4,550	$4,310
Fixed rate annuities ("MYGA")	5,066	3,744	1,738
Total annuity	9,765	8,294	6,048
IUL	156	127	87
Funding agreements	1,256	1,443	2,310
PRT	1,976	1,390	1,147
Gross Sales	$13,153	$11,254	$9,592
Sales attributable to flow reinsurance to third parties	(3,915)	(2,248)	(869)
Net Sales	$9,238	$9,006	$8,723
•Total annuity sales increased during the years ended December 31, 2023 and 2022, reflecting F&G's productive and expanding retail distribution through independent agents, banks and broker dealers, enhanced product features and pricing actions taken to align to the macro environment.
•Funding agreements, reflecting FABN and FHLB agreements, were lower for the years ended December 31, 2023 and 2022, and are subject to fluctuation period to period based on economic conditions and the timing of entering the new agreements.
•PRT sales increased during the years ended December 31, 2023 and 2022, reflecting the robust PRT market. During the years ended December 31, 2023, we closed 9 pension risk transfer transactions. Since entering the pension risk transfer market in 2021 through December 31, 2022, we have closed 20 transactions involving more than 80,000 plan participants and resulting in over $4.5 billion cumulative plan transaction value from inception.

•Sales attributable to flow reinsurance to third parties were higher during the year ended December 31, 2023 compared to the year ended December 31, 2022, reflecting the higher level of MYGA sales, the addition of new reinsurers and changes in the percentages ceded during the periods.
Revenues
Life insurance premiums and other fees
Life insurance premiums and other fees primarily reflect premiums on life-contingent PRTs and traditional life insurance products, which are recognized as revenue when due from the policyholder, as well as policy rider fees primarily on FIA policies, the cost of insurance on IUL policies and surrender charges assessed against policy withdrawals in excess of the policyholder's allowable penalty-free amounts (up to 10% of the prior year's value, subject to certain limitations). The following table summarizes the Life insurance premiums and other fees, on the Consolidated Statements of Operations for the respective periods (in millions):

	Year ended
	December 31, 2023	December 31, 2022	December 31, 2021
Life-contingent pension risk transfer premiums	$1,964	$1,362	$1,147
Traditional life insurance premiums	19	15	18
Life-contingent immediate annuity premiums	24	18	13
Surrender charges	103	58	33
Policyholder fees and other income	303	251	196
Life insurance premiums and other fees	$2,413	$1,704	$1,407
•Life-contingent pension risk transfer premiums increased for the years ended December 31, 2023 and 2022, reflecting higher PRT sales.
•Surrender charges increased for the years ended December 31, 2023 and 2022 primarily reflecting increases in withdrawals from policyholders with surrender changes and market value adjustments (MVAs), primarily on our FIA policies. See “Item 1. Business – The Products We Offer – Withdrawal Option for Deferred Annuities”, in this Annual Report on Form 10-K for additional discussion on surrender charges and MVAs.
•Policyholder fees and other income increased for the years ended December 31, 2023 and 2022, primarily due to increased GMWB rider fees and cost of insurance charges, net of changes in URL on IUL policies from growth in business. GMWB rider fees are based on the policyholder's benefit base and are collected at the end of the policy year.
Interest and investment income
Below is a summary of interest and investment income (in millions):

	Year ended
	December 31, 2023	December 31, 2022	December 31, 2021
Fixed maturity securities, available-for-sale	$1,843	$1,431	$1,213
Equity securities	20	17	11
Preferred securities	41	49	47
Mortgage loans	229	186	131
Invested cash and short-term investments	76	33	7
Limited partnerships	229	110	589
Other investments	27	20	17
Gross investment income	2,465	1,846	2,015
Investment expense	(254)	(191)	(163)
Interest and investment income	$2,211	$1,655	$1,852

Interest and investment income is shown net of amounts attributable to certain funds withheld reinsurance agreements which is passed along to the reinsurer in accordance with the terms of these agreements. Interest and investment income attributable to these agreements, and thus excluded from the totals in the table above, was $339 million, $109 million and $53 million, for the years ended December 31, 2023, 2022 and 2021, respectively.

Our AAUM and yield on AAUM are summarized as follows (annualized) (dollars in millions) (see “Non-GAAP Financial Measures”):

	Year ended
	December 31, 2023	December 31, 2022	December 31, 2021
AAUM	$46,265	$40,069	$31,938
Yield on AAUM	4.78%	4.13%	5.80%
•AAUM was higher for the years ended December 31, 2023 and 2022, reflecting net new business asset flows, stable inforce retention and net debt proceeds.
•Interest and investment income was higher for the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily due to $258 million from invested asset growth, $192 million from returns on alternative investments and $106 million of all other rate impacts.
•Interest and investment income was lower for the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily driven by $686 million of lower returns on alternative investments due to decreases in fair value of these investments (primarily limited partnerships), partially offset by invested asset growth.
Recognized gains and (losses), net
Below is a summary of the major components included in recognized gains and losses, net (in millions):

	Year ended
	December 31, 2023	December 31, 2022	December 31, 2021
Net realized and unrealized (losses) gains on fixed maturity available-for-sale securities, equity securities and other invested assets	$(111)	$(461)	$57
Change in allowance for expected credit losses	(37)	(34)	4
Net realized and unrealized (losses) gains on certain derivatives instruments	147	(857)	615
Change in fair value of reinsurance related embedded derivatives	(128)	352	34
Change in fair value of other derivatives and embedded derivatives	5	(10)	5
Recognized gains and (losses), net	$(124)	$(1,010)	$715
Recognized gains and losses are shown net of amounts attributable to certain funds withheld reinsurance agreements which is passed along to the reinsurer in accordance with the terms of these agreements. Recognized gains and losses attributable to these agreements, and thus excluded from the totals in the table above, was $(123) million, $381 million and $15 million for the years ended December 31, 2023, 2022 and 2021, respectively.
•For the year ended December 31, 2023, net realized and unrealized gains (losses) on fixed maturity available-for-sale securities, equity securities and other invested assets is primarily the result of realized losses on fixed maturity available-for-sale securities, partially offset by mark-to-market gains on our equity securities and realized gains on other invested assets.
•For the year ended December 31, 2022, net realized and unrealized gains (losses) on fixed maturity available-for-sale securities, equity securities and other invested assets is primarily the result of realized losses on fixed maturity available-for-sale securities and mark-to-market losses on our equity securities.

•For the year ended December 31, 2021, net realized and unrealized gains (losses) on fixed maturity available-for-sale securities, equity securities and other invested assets is primarily the result of realized gains on fixed maturity available-for-sale securities, partially offset by mark-to-market losses on our equity securities.
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
During the year ended December 31, 2023, we began to utilize interest rate swaps to reduce market risks from interest rate changes on our earnings associated with our floating rate investments.

The components of the realized and unrealized gains (losses) on certain derivative instruments hedging our indexed annuity, universal life products and floating rate investments are summarized in the table below (dollars in millions):

	Year ended
	December 31, 2023	December 31, 2022	December 31, 2021
Call options:
Realized (losses) gains	$(216)	$(170)	$437
Change in unrealized (losses) gains	308	(692)	160
Futures contracts:
(Losses) gains on futures contracts expiration	7	(6)	9
Change in unrealized gains (losses)	2	(1)	(1)
Interest rate swaps	48	—	—
Foreign currency forward:
Gains on foreign currency forward	(2)	11	10
Total net change in fair value	$147	$(858)	$615

Annual Point-to-Point Change in S&P 500 Index during the periods	24%	(19)%	27%
Secured Overnight Financing Rates	5.38%	4.30%	0.05%
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

The average index credits to policyholders are as follows:

	Year ended
	December 31, 2023	December 31, 2022	December 31, 2021
Average Crediting Rate	1%	1%	5%
S&P 500 Index:
Point-to-point strategy	2%	1%	4%
Monthly average strategy	1%	2%	3%
Monthly point-to-point strategy	—%	—%	7%
3 year high water mark	8%	13%	16%
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
Benefits and expenses
Benefits and other changes in policy reserves
Below is a summary of the major components included in Benefits and other changes in policy reserves (in millions):

	Year ended
	December 31, 2023	December 31, 2022	December 31, 2021
PRT agreements	$2,016	$1,399	$1,161
FIA/IUL market related liability movements	588	(1,010)	(377)
Index credits, interest credited & bonuses	831	593	1,019
Other changes in policy reserves	118	144	129
Total benefits and other changes in policy reserves	$3,553	$1,126	$1,932
•PRT agreements increased for the years ended December 31, 2023 and 2022 reflecting higher pension risk transfer group annuity obligations.
•The FIA/IUL market related liability movements for all periods presented are mainly driven by changes in the equity markets, non-performance spreads, and risk-free rates during the respective periods. The change in risk free rates and non-performance spreads (decreased) increased the FIA market related liability by $106 million, $(656) million and $(74) million during the years ended December 31, 2023, 2022 and 2021, respectively. The remaining change in market value of the market related liability movements was driven by equity market impacts. See “Revenues - Recognized gains and (losses), net” above for summary and discussion of net unrealized gains (losses) on certain derivative instruments.

•Annually, typically in the third quarter, we review assumptions associated with reserves for policy benefits and product guarantees.

•During the third quarter and for the year ended December 31, 2023, based on increases in interest rates and pricing changes, we updated certain FIA assumptions used to calculate the fair value of the embedded derivative component within contractholder funds and also aligned reserves to actual policyholder behavior. These changes, taken together, resulted in an increase in total benefits and other changes in policy reserves of approximately $73 million.

•During the fourth quarter of 2022, based on increases in interest rates and pricing changes during 2022, we updated certain FIA assumptions used to calculate the fair value of the embedded derivative component within contractholder funds and the fair value of market risk benefits. These changes, taken together, resulted in an increase in contractholder funds and market risk benefits of approximately $99 million.

•During the third quarter of 2021, we implemented a new actuarial valuation system, and as a result, our third quarter 2021 assumption updates include model refinements and assumption updates resulting from the implementation. The system implementation and assumption review process included refinements in the calculation of the fair value of the embedded derivative component of our fixed indexed annuities. These changes, taken together, resulted in a decrease in contractholder funds and future policy reserves of approximately $435 million.

•Index credits, interest credited & bonuses for the year ended December 31, 2023 were higher compared to the year ended December 31, 2022, primarily reflecting higher index credits and interest credited on FIA and other policies as a result of market movement during the respective periods and higher interest credited associated with the growth in PRT agreements. Index credits, interest credited & bonuses for the year ended December 31, 2022 were lower compared with the year ended December 31, 2021, primarily reflecting lower index credits on FIA policies as a result of market movement during the respective periods. Refer to average policyholder index discussion above for details on drivers.
Market risk benefit (gains) losses
Below is a summary of market risk benefit (gains) losses (in millions):

	Year ended
	December 31, 2023	December 31, 2022	December 31, 2021
Market risk benefit (gains) losses	$95	$(182)	$(44)
•Market risk benefits (gains) losses is primarily driven by attributed fees collected, effects of market related movements (including changes in equity markets and risk-free rates), actual policyholder behavior as compared with expected and changes in assumptions during the periods.
▪Changes in market risk benefit (gains) losses for the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily reflect less favorable market related movements, a favorable GMWB utilization assumption change in 2022 (that did not recur in 2023) and higher attributed fees. These changes were partially offset by actual policyholder behavior for the year ended December 31, 2023 being more in line with expected, as compared to the year ended December 31, 2022, resulting in a favorable change to the market risk benefit (gains) losses.
▪Market risk benefit gains increased for the year ended December 31, 2022, compared with the year ended December 31, 2021, primarily reflecting favorable market related movements, primarily higher increases in risk free rates. In addition, the favorable impact of a GMWB utilization assumption change in 2022 was mostly offset by unfavorable impacts of actual policyholder behavior differing from expected when comparing the year ended December 31, 2022, with the year ended December 31, 2021.
Depreciation and amortization
Below is a summary of the major components included in depreciation and amortization (in millions):

	Year ended
	December 31, 2023	December 31, 2022	December 31, 2021
Amortization of VOBA, DAC and DSI	$382	$300	$255
Amortization of other intangible assets and other depreciation	30	24	16
Total depreciation and amortization	$412	$324	$271
•DAC, VOBA and DSI are amortized on a constant level basis for the grouped contracts over the expected term of the related contracts to approximate straight-line amortization. Depreciation and amortization increased for the years ended December 31, 2023 and 2022, primarily reflecting increased DAC and DSI associated with the growth of the business. The increase for the year ended December 31, 2023 also reflects a slightly increased amortization rate on some DAC and DSI balances due to updates to the surrender and mortality assumptions for the FIA and fixed-rate annuity blocks.
Personnel costs and other operating expenses
Below is a summary of personnel costs and other operating expenses (in millions):

	Year ended
	December 31, 2023	December 31, 2022	December 31, 2021
Personnel costs	$232	$157	$129
Other operating expenses	146	102	105
Total personnel costs and other operating costs	$378	$259	$234

•Personnel costs and other operating expenses increased for the years ended December 31, 2023 and 2022, primarily reflecting headcount growth to support higher sales and assets volumes and strategic growth capabilities.
Interest expense
Below is a summary of interest expense (in millions):

	Year ended
	December 31, 2023	December 31, 2022	December 31, 2021
Interest expense	$97	$29	$29
Total interest expense	$97	$29	$29
•Interest expense increased for the year ended December 31, 2023, as compared to the year ended December 31, 2022, primarily reflecting a full year of interest on our revolving credit facility and the issuance of the 7.40% F&G Notes in January of 2023.

Other items affecting net earnings
Income tax expense (benefit)
Below is a summary of the major components included in income tax expense (benefit) (dollars in millions):

	Year ended
	December 31, 2023	December 31, 2022	December 31, 2021
Earnings (loss) before taxes	$(35)	$793	$1,552

Income tax expense (benefit) before valuation allowance	(12)	131	338
Change in valuation allowance	35	27	(18)
Income tax expense	$23	$158	$320
Effective rate	(66)%	20%	21%
•The income tax expense for the year ended December 31, 2023 was $23 million compared to income tax expense of $158 million for the year ended December 31, 2022. The effective tax rate was (66)% and 20%, respectively, for the years ended December 31, 2023 and December 31, 2022. The effective tax rate for the year ended December 31, 2023 differs from the statutory rate of 21% primarily due to a tax valuation allowance expense recorded on unrealized losses and capital loss carryforwards. The effective tax rate for the year ended December 31, 2022 differs from the statutory rate of 21% primarily due to favorable permanent tax adjustments. The income tax expense for the year ended December 31, 2021 was $320 million. The effective tax rate was 21% for the year ended December 31, 2021.
•See Note H - Income Taxes to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for further information.
Adjusted Net Earnings (See “Non-GAAP Financial Measures”)
The table below shows the adjustments made to reconcile Net earnings from continuing operations to Adjusted net earnings (in millions):

	Year ended
	December 31, 2023	December 31, 2022	December 31, 2021
Net earnings (loss)	$(58)	$635	$1,232
Non-GAAP adjustments:
Recognized (gains) and losses, net
Net realized and unrealized (gains) losses on fixed maturity available-for-sale securities, equity securities and other invested assets	98	446	(56)
Change in allowance for expected credit losses	48	24	(5)
Change in fair value of reinsurance related embedded derivatives	128	(352)	(34)
Change in fair value of other derivatives and embedded derivatives	(60)	(1)	(14)
Recognized (gains) losses, net	214	117	(109)
Market related liability adjustments	258	(534)	(233)
Purchase price amortization	22	21	26
Transaction costs and other non-recurring items (a)	3	10	(430)
Income taxes on non-GAAP adjustments	(104)	104	154
Adjusted net earnings	$335	$353	$640

(a)     For the twelve months ended December 31, 2021, reflects a one-time favorable adjustment to benefits and other changes in policy reserves resulting from an actuarial system conversion which reflects modeling enhancement and other refinements of $435 million.

The commentary below is intended to provide additional information on the significant income and expense items that help explain the trends in our ANE for each time period, as we believe these items provide further clarity to the financial performance of the business.
•Adjusted net earnings of $335 million for the year ended December 31, 2023 included $405 million of investment income from alternative investments and $5 million of bond prepay income, partially offset by $37 million tax valuation allowance, $10 million of one-time fixed asset impairment charge and $9 million actuarial industry assumption updates. Alternative investments investment income based on management’s long-term expected return of approximately 10% was $558 million.
•Adjusted net earnings of $353 million for the year ended December 31, 2022 included $202 million of investment income from alternative investments, $66 million gain from actuarial assumption updates, $20 million net, tax benefits and $13 million net, CLO redemption gains and other income and expense items. Alternative investments investment income based on management’s long-term expected return of approximately 10% was $419 million.
•Adjusted net earnings of $640 million for the twelve months ended December 31, 2021 includes alternative investments net investment income of $497 million. Alternative investments net investment income based on management’s long-term expected return of approximately 10% was $236 million. Actual net investment income was higher due to increases in fair value of these investments. Other significant income and expense items included $73 million of CLO redemption gains and other income and $10 million of other items

•.
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

As of December 31, 2023 and December 31, 2022, the fair value of our investment portfolio was approximately $52 billion and $41 billion, respectively, and was divided among the following asset classes and sectors (dollars in millions):

	December 31, 2023		December 31, 2022
	Fair Value	Percent	Fair Value	Percent
Fixed maturity securities, available for sale:
United States Government full faith and credit	$261	1%	$32	—%
United States Government sponsored entities	31	—%	42	—%
United States municipalities, states and territories	1,567	3%	1,410	3%
Foreign Governments	226	—%	148	—%
Corporate securities:
Finance, insurance and real estate	6,895	13%	5,085	12%
Manufacturing, construction and mining	947	2%	737	2%
Utilities, energy and related sectors	2,374	5%	2,275	6%
Wholesale/retail trade	2,433	5%	2,008	5%
Services, media and other	3,930	8%	2,794	7%
Hybrid securities	618	1%	705	2%
Non-agency residential mortgage-backed securities	2,393	5%	1,479	4%
Commercial mortgage-backed securities	4,410	9%	3,036	7%
Asset-backed securities	8,929	17%	7,245	18%
Collateral loan obligations ("CLO")	5,405	10%	4,222	10%
Total fixed maturity available for sale securities	$40,419	79%	$31,218	76%
Equity securities (a)	606	1%	823	2%
Limited partnerships:
Private equity	1,277	2%	1,129	3%
Real assets	463	1%	431	1%
Credit	1,039	2%	867	2%
Limited partnerships	$2,779	5%	$2,427	6%
Commercial mortgage loans	2,253	4%	2,083	5%
Residential mortgage loans	2,545	5%	1,892	5%
Other (primarily derivatives and company owned life insurance)	1,697	3%	809	2%
Short term investments	1,452	3%	1,556	4%
Total investments	$51,751	100%	$40,808	100%

(a)Includes investment grade non-redeemable preferred stocks ($428 million and $672 million at December 31, 2023 and 2022, respectively).
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
The NAIC’s Securities Valuation Office (“SVO”) is responsible for the day-to-day credit quality assessment and valuation of securities owned by state regulated insurance companies. Insurance companies report ownership of securities to the SVO when such securities are eligible for regulatory filings. The SVO conducts credit analysis on these securities for the purpose of assigning an NAIC designation or unit price. Typically, if a security has been rated by a nationally recognized statistical rating organization (“NRSRO”), the SVO utilizes that rating and assigns an NAIC designation based upon the NAIC published comparison of NRSRO ratings to NAIC designations.
The NAIC determines ratings for non-agency Residential Mortgage-backed Securities (“RMBS”) and commercial mortgage-backed securities (“CMBS”) using modeling that estimates security level expected losses under a variety of economic scenarios. For such assets issued prior to January 1, 2013, an insurer’s amortized cost basis in applicable assets can impact the assigned rating. In the tables below, we present the rating of structured securities based on ratings from the NAIC rating methodologies described above (which in some cases do not correspond to rating agency designations). All NAIC designations (e.g., NAIC 1-6) are based on the NAIC methodologies.
The following table summarizes the credit quality by NRSRO rating, or NAIC designation equivalent, of our fixed income portfolio (dollars in millions) at December 31, 2023 and 2022:

		December 31, 2023			December 31, 2022
NRSRO Rating	NAIC Designation	Amortized Cost	Fair Value	Fair Value Percent	Amortized Cost	Fair Value	Fair Value Percent
AAA/AA/A	1	$28,052	$26,170	65%	$21,294	$18,681	60%
BBB	2	13,421	12,302	30%	12,422	10,737	34%
BB	3	1,633	1,554	4%	1,588	1,425	5%
B	4	268	215	1%	259	236	1%
CCC	5	103	72	—%	87	67	—%
CC and lower	6	124	106	—%	73	72	—%
Total		$43,601	$40,419	100%	$35,723	$31,218	100%
Investment Concentrations
The tables below present the top ten structured security and industry categories of our fixed maturity and equity securities including the fair value and percent of total fixed maturity and equity securities fair value as of December 31, 2023 and 2022 (dollars in millions). Effective January 1, 2023, we updated our industry classifications as a result of a change in our investment accounting software and related service providers. Our investment strategy has remained consistent and our portfolio mix has not materially changed. The December 31, 2022 table was updated to reflect a consistent presentation with the December 31, 2023 classifications:

	December 31, 2023
Top 10 Concentrations	Fair Value	Percent of Total Fair Value
ABS Other	$8,929	22%
CLO securities	5,405	13%
Commercial mortgage-backed securities	4,410	11%
Diversified financial services	3,272	8%
Banking	2,048	5%
Whole loan collateralized mortgage obligation	2,043	5%
Municipal	1,600	4%
Insurance	1,567	4%
Electric	1,086	3%
Telecommunications	696	2%
Total	$31,056	77%

	December 31, 2022
Top 10 Concentrations	Fair Value	Percent of Total Fair Value
ABS Other	$7,359	23%
CLO securities	3,856	12%
Commercial mortgage-backed securities	3,399	11%
Diversified financial services	2,620	8%
Banking	1,850	6%
Insurance	1,545	5%
Municipal	1,428	4%
Whole loan collateralized mortgage obligations	1,278	4%
Electric	1,014	3%
Telecommunications	547	2%
Total	$24,896	78%
The amortized cost and fair value of fixed maturity AFS securities by contractual maturities as of December 31, 2023 and 2022 (dollars in millions), are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	December 31, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Corporate, Non-structured Hybrids, Municipal and U.S. Government securities:
Due in one year or less	$383	$374	$124	$123
Due after one year through five years	3,207	3,129	2,193	2,059
Due after five years through ten years	2,822	2,680	1,840	1,633
Due after ten years	15,333	13,068	14,417	11,379
Subtotal	$21,745	$19,251	$18,574	$15,194
Other securities, which provide for periodic payments
Asset-backed securities	$14,623	$14,334	$12,209	$11,467
Commercial mortgage-backed securities	4,732	4,410	3,309	3,036
Residential mortgage-backed securities	2,501	2,424	1,631	1,521
Subtotal	$21,856	$21,168	$17,149	$16,024
Total fixed maturity available-for-sale securities	$43,601	$40,419	$35,723	$31,218
Non-Agency RMBS Exposure
Our investment in non-agency RMBS securities is predicated on the conservative and adequate cushion between purchase price and NAIC 1 rating, general lack of sensitivity to interest rates, positive convexity to prepayment rates and correlation between the price of the securities and the unfolding recovery of the housing market.
The fair value of our investments in subprime securities and Alt-A RMBS securities were $33 million and $49 million as of December 31, 2023, respectively, and $40 million and $54 million as of December 31, 2022, respectively. As of December 31, 2023 and 2022, approximately 95% and 91%, respectively, of the subprime and Alt-A RMBS exposures were rated NAIC 2 or higher.
ABS and CLO Exposures
Our ABS exposures are largely diversified by underlying collateral and issuer type. Our CLO exposures are generally senior tranches of CLOs which have leveraged loans as their underlying collateral.
As of December 31, 2023, the CLO and ABS positions were trading at a net unrealized gain position of $65 million and a net unrealized loss of $344 million, respectively. As of December 31, 2022, the CLO and ABS positions were trading at a net unrealized loss position of $236 million and $499 million, respectively.

The following table summarizes the credit quality by NRSRO rating, or NAIC designation equivalent, of our AFS ABS portfolio (dollars in millions) at December 31, 2023 and 2022.

		December 31, 2023		December 31, 2022
		Fair Value	Percent	Fair Value	Percent
NRSRO Rating	NAIC Designation
AAA/AA/A	1	$7,023	79%	$5,570	77%
BBB	2	1,375	15%	1,232	17%
BB	3	418	5%	344	5%
B	4	59	1%	72	1%
CCC	5	13	—%	9	—%
CC and lower	6	41	—%	18	—%
Total		$8,929	100%	$7,245	100%
The following table summarizes the credit quality by NRSRO rating, or NAIC designation equivalent, of our AFS CLO portfolio (dollars in millions) at December 31, 2023 and 2022.

		December 31, 2023		December 31, 2022
		Fair Value	Percent	Fair Value	Percent
NRSRO Rating	NAIC Designation
AAA/AA/A	1	$3,288	61%	$2,678	64%
BBB	2	1,582	29%	1,225	29%
BB	3	480	9%	256	6%
B	4	17	—%	19	—%
CCC	5	—	—%	9	—%
CC and lower	6	38	1%	35	1%
Total		$5,405	100%	$4,222	100%

Municipal Bond Exposure
Our municipal bond exposure is a combination of general obligation bonds (fair value of $231 million and $188 million and an amortized cost of $268 million and $231 million as of December 31, 2023 and 2022, respectively) and special revenue bonds (fair value of $1,334 million and $1,017 million and an amortized cost of $1,506 million and $1,248 million as of December 31, 2023 and 2022, respectively).
Across all municipal bonds, the largest issuer represented 5% and 6% of the category as of December 31, 2023 and 2022, respectively, with less than 1% of the entire portfolio and is rated NAIC 1. Our focus within municipal bonds is on NAIC 1 rated instruments, with 98% and 96% of our municipal bond exposure rated NAIC 1 as of December 31, 2023 and 2022, respectively.
Mortgage Loans
Commercial Mortgage Loans
We diversify our commercial mortgage loans (“CMLs”) portfolio by geographic region and property type to attempt to reduce concentration risk. We continuously evaluate CMLs based on relevant current information to ensure properties are performing at a level to secure the related debt. Loan-to-value (“LTV”) and debt service coverage (“DSC”) ratios are utilized to assess the risk and quality of CMLs. As of December 31, 2023 and 2022, our mortgage loans on real estate portfolio had a weighted average DSC ratio of 2.3 times and 2.3 times, respectively, and a weighted average LTV ratio of 55% and 57%, respectively.

We consider a CML delinquent when a loan payment is greater than 30 days past due. For mortgage loans that are determined to require foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell at the point of foreclosure. At December 31, 2023 and 2022, we had no CMLs that were delinquent in principal or interest payments and none in the process of foreclosure. See Note C - Investments to the Consolidated Financial Statements included in this report for additional information on our CMLs, including our distribution by property type, geographic region, LTV and DSC ratios.
Residential Mortgage Loans (“RML”)
Our residential mortgage loans are closed end, amortizing loans and 100% of the properties are in the United States. We diversify our RML portfolio by state to attempt to reduce concentration risk. RMLs have a primary credit quality indicator of either a performing or nonperforming loan. We define nonperforming RMLs as those that are 90 or more days past due and/or in nonaccrual status.
Loans are placed on nonaccrual status when they are over 90 days delinquent. If a loan becomes over 90 days delinquent, it is our general policy to initiate foreclosure proceedings unless a workout arrangement to bring the loan current can be put in place. See Note C - Investments to the Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information on our RMLs.
Unrealized Losses
The amortized cost and fair value of the fixed maturity securities and the equity securities that were in an unrealized loss position as of December 31, 2023 and 2022, were as follows (dollars in millions):

	December 31, 2023
	Number of Securities	Amortized Cost	Allowance for Expected Credit Losses	Unrealized Losses	Fair Value
Fixed maturity securities, available for sale:
United States Government full faith and credit	8	$15	$—	$(1)	$14
United States Government sponsored agencies	56	30	—	(3)	27
United States municipalities, states and territories	180	1,498	—	(222)	1,276
Foreign Governments	50	209	—	(39)	170
Corporate securities:
Finance, insurance and real estate	637	5,529	—	(690)	4,839
Manufacturing, construction and mining	117	965	—	(135)	830
Utilities, energy and related sectors	316	2,402	—	(471)	1,931
Wholesale/retail trade	332	2,165	—	(397)	1,768
Services, media and other	401	3,370	—	(686)	2,684
Hybrid securities	36	597	—	(53)	544
Non-agency residential mortgage-backed securities	244	1,118	(2)	(101)	1,015
Commercial mortgage-backed securities	435	3,198	(22)	(323)	2,853
Asset-backed securities	800	8,078	(9)	(470)	7,599
Total fixed maturity available for sale securities	3,612	29,174	(33)	(3,591)	25,550
Equity securities	41	567	—	(100)	467
Total investments	3,653	$29,741	$(33)	$(3,691)	$26,017

	December 31, 2022
	Number of Securities	Amortized Cost	Allowance for Expected Credit Losses	Unrealized Losses	Fair Value
Fixed maturity securities, available for sale:
United States Government full faith and credit	6	$34	$—	$(2)	$32
United States Government sponsored agencies	58	39	—	(4)	35
United States municipalities, states and territories	167	1,590	—	(289)	1,301
Foreign Governments	44	169	—	(37)	132
Corporate securities:
Finance, insurance and real estate	526	5,586	(15)	(876)	4,695
Manufacturing, construction and mining	120	850	—	(160)	690
Utilities, energy and related sectors	333	2,825	—	(644)	2,181
Wholesale/retail trade	316	2,418	—	(532)	1,886
Services, media and other	360	3,354	—	(783)	2,571
Hybrid securities	43	706	—	(84)	622
Non-agency residential mortgage-backed securities	241	1,353	(5)	(105)	1,243
Commercial mortgage-backed securities	365	2,850	—	(284)	2,566
Asset-backed securities	1,147	11,511	(1)	(770)	10,740
Total fixed maturity available for sale securities	3,726	33,285	(21)	(4,570)	28,694
Equity securities	59	879	—	(174)	705
Total investments	3,785	$34,164	$(21)	$(4,744)	$29,399
The gross unrealized loss position on the fixed maturity available-for-sale fixed and equity portfolio was $3,691 million and $4,744 million as of December 31, 2023 and 2022, respectively. Most components of the portfolio exhibited price depreciation caused by higher treasury rates and wider spreads. The total amortized cost of all securities in an unrealized loss position was $29,741 million and $34,164 million as of December 31, 2023 and 2022, respectively. The average market value/book value of the investment category with the largest unrealized loss position was 88% for finance, insurance and real estate as of December 31, 2023. In the aggregate, finance, insurance and real estate represented 19% of the total unrealized loss position as of December 31, 2023. The average market value/book value of the investment category with the largest unrealized loss position was 84% for finance, insurance and real estate as of December 31, 2022. In aggregate, finance, insurance and real estate represented 18% of the total unrealized loss position as of December 31, 2022.
The amortized cost and fair value of fixed maturity available for sale securities under watch list analysis and the number of months in a loss position with investment grade securities (NRSRO rating of BBB/Baa or higher) as of December 31, 2023 and 2022, were as follows (dollars in millions):

	December 31, 2023
	Number of Securities	Amortized Cost	Fair Value	Allowance for Credit Loss	Gross Unrealized Losses
Investment grade:
Less than six months	1	$15	$14	$—	$(1)
Six months or more and less than twelve months	1	54	44	—	(10)
Twelve months or greater	47	634	444	—	(190)
Total investment grade	49	703	502	—	(201)

Below investment grade:
Less than six months	—	—	—	—	—
Six months or more and less than twelve months	—	—	—	—	—
Twelve months or greater	3	19	15	—	(4)
Total below investment grade	3	19	15	—	(4)
Total	52	$722	$517	$—	$(205)

	December 31, 2022
	Number of Securities	Amortized Cost	Fair Value	Allowance for Credit Loss	Gross Unrealized Losses
Investment grade:
Less than six months	6	$5	$3	$—	$(2)
Six months or more and less than twelve months	49	299	200	—	(99)
Twelve months or greater	76	969	634	—	(335)
Total investment grade	131	1,273	837	—	(436)

Below investment grade:
Less than six months	1	32	13	15	(4)
Six months or more and less than twelve months	12	124	94	—	(30)
Twelve months or greater	2	6	4	—	(2)
Total below investment grade	15	162	111	15	(36)
Total	146	$1,435	$948	$15	$(472)
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
At December 31, 2023, our watch list included 52 securities in an unrealized loss position with an amortized cost of $722 million, no allowance for expected credit losses, unrealized losses of $205 million and a fair value of $517 million.
At December 31, 2022, our watch list included 146 securities in an unrealized loss position with an amortized cost of $1,435 million, allowance for expected credit losses of $15 million, unrealized losses of $472 million and a fair value of $948 million.
The watch list excludes structured securities as we have separate processes to evaluate the credit quality on the structured securities.
There were 101 and 64 structured securities with a fair value of $316 million and $162 million to which we had potential credit exposure as of December 31, 2023 and 2022, respectively. Our analysis of these structured securities, which included cash flow testing, resulted in allowances for expected credit losses of $35 million and $16 million as of December 31, 2023 and 2022, respectively.
Exposure to Sovereign Debt and Certain Other Exposures
Our investment portfolio had an immaterial amount of direct exposure to European sovereign debt as of December 31, 2023 and 2022, respectively. We have no exposure to investments in Russia or Ukraine and de minimis investments in peripheral countries in the region.
Interest and Investment Income
For discussion regarding our net investment income and net investment gains (losses) refer to Note C - Investments to the Consolidated Financial Statements included in this Annual Report on Form 10-K.
AFS Securities
For additional information regarding our AFS securities, including the amortized cost, gross unrealized gains (losses), and fair value as well as the amortized cost and fair value of fixed maturity AFS securities by contractual maturities, as of December 31, 2023 and 2022, refer to Note C - Investments to the Consolidated Financial Statements included in this Annual Report on Form 10-K.
Concentrations of Financial Instruments
For certain information regarding our concentrations of financial instruments, refer to Note C - Investments to the Consolidated Financial Statements included in this Annual Report on Form 10-K.
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
See Note D - Derivatives to the Consolidated Financial Statements included in Part II - Item 8 of this Annual Report on Form 10-K for additional information regarding our derivatives and our exposure to credit loss on derivatives.
Liquidity and Capital Resources
Liquidity refers to the ability of an enterprise to generate adequate amounts of cash from its normal operations to meet cash requirements with a prudent margin of safety. Our principal sources of cash flow from operating activities are annuity considerations, insurance premiums, and fees and investment income. We also generate cash inflows from investing activities resulting from maturities and sales of invested assets and from financing activities including inflows on our investment-type products and proceeds from borrowing activities. Our operating activities provided cash of $5,834 million and $3,171 million for the years ended December 31, 2023 and 2022, respectively. When considering our liquidity and cash flow, it is important to distinguish between the needs of our insurance subsidiaries and the needs of the holding company, F&G Annuities & Life, Inc. As a holding company with no operations of its own, F&G Annuities & Life, Inc. derives its cash primarily from its insurance subsidiaries and CF Bermuda Holdings Ltd. (“CF Bermuda”), a Bermuda exempted limited liability company and a wholly owned direct subsidiary of the Company, a downstream holding company that provides additional sources of liquidity. Dividends from our insurance subsidiaries flow through CF Bermuda to F&G Annuities & Life, Inc. F&G Cayman Re, a licensed class D insurer in the Cayman Islands and a wholly owned direct subsidiary of the Company, could also provide dividends directly to F&G Annuities & Life, Inc.
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

On February 16, 2024, F&G entered into an amendment and extension of its existing senior unsecured revolving credit agreement (the “Credit Agreement”). The maturity date of the Credit Agreement has been extended by approximately two years from November 22, 2025 to November 22, 2027. Total commitments will increase from $665 million to $750 million. Pricing and advance rates remain unchanged. Financial covenants also remain essentially the same. On February 21, 2023, we entered into an agreement to increase the available aggregate principal amount of the Credit Agreement by $115 million to $665 million. As noted below, we used $150 million of net proceeds from our 7.95% F&G Notes to pay down the Credit Agreement to a balance of approximately $365 million as of December 31, 2023.
On January 12, 2024 we completed a $250 million preferred stock investment from FNF. F&G will use net proceeds from the investment to support the growth of its assets under management. Under the terms of the agreement, FNF agreed to invest $250 million in exchange for 5,000,000 shares of F&G’s 6.875% Series A Mandatory Convertible Preferred Stock, par value $.001 per share, liquidation preference of $50.00 per share (the “FNF Preferred Stock”). Unless earlier converted at the option of the holder, each outstanding share of the FNF Preferred Stock will automatically convert into shares of F&G common stock on January 15, 2027. Generally, no dividends will be declared or paid on F&G common stock and no common stock can be acquired by F&G unless all preferred dividends are declared and paid on the outstanding FNF Preferred Stock.
The offer and the sale of the FNF Preferred Stock were made in a private placement pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act. The agreement was negotiated pursuant to market terms and pricing by a Special Committee of F&G’s Board of Directors comprised of independent members of the Board, in consultation with an independent financial advisor and independent legal counsel.
Cash Requirements. Our current cash requirements include personnel costs, operating expenses, benefit payments, funding agreement payments, taxes, payments of interest and principal on our debt, capital expenditures, business acquisitions, stock repurchases and dividends on our common stock. We paid dividends of $0.20 per share of common stock in the first three quarters of 2023 and $0.21 per share in the fourth quarter, approximately $101 million, to our common shareholders. On February 14, 2024, our Board of Directors declared a quarterly cash dividend of $0.21 per share, payable on March 29, 2024, to F&G common shareholders of record as of March 15, 2024. There are no restrictions on our retained earnings regarding our ability to pay dividends to our shareholders, although there are limits on the ability of certain subsidiaries to pay dividends to us, as described below. As discussed above, there are certain conditions on the declaration and payment of dividends pursuant to our recent preferred stock issuance. The declaration of any future dividends is at the discretion of our Board of Directors. On February 14, 2024, our Board of Directors also declared a quarterly cash dividend of $0.8976 per share on the FNF Preferred Stock for the period from January 12, 2024 to and excluding April 15, 2024, to be paid on April 15, 2024, to FNF Preferred Stock record holders as of April 1, 2024.
On March 21, 2023, F&G’s Board of Directors approved a new three-year stock repurchase program, effective March 21, 2023, under which the Company may repurchase up to $25 million of F&G common stock. On November 7, 2023, the Board of Directors increased the share repurchase authorization to $50 million. The Company believes the share repurchase program is an efficient means of returning cash to shareholders when we consider the shares to be undervalued. Purchases may be made from time to time by the Company in the open market at prevailing market prices or through privately negotiated transactions or accelerated share repurchase transactions through November 6, 2026. All purchases are held as treasury stock. The timing and extent of share repurchases will depend on a variety of factors, including, market conditions, regulatory requirements, and considerations as determined by management. During the year ended December 31, 2023, the Company purchased approximately 869,000 shares pursuant to the program, for a total cost of approximately $18 million with an average cost per share of $21.07. At December 31, 2023, the total remaining authorization of F&G common stock that may be repurchased was approximately $32 million.
As of December 31, 2023 and 2022, we had cash and cash equivalents of $1,563 million and $960 million, respectively, and short term investments of $1,452 million and $1,556 million, respectively. As of December 31, 2023 we had $300 million of remaining capacity under our revolving credit facility (prior to the commitment increase discussed above) and $200 million of capacity under our revolving credit facility with FNF (the “FNF Credit Facility”). No amounts were outstanding under the FNF Credit Facility as of December 31, 2023 or 2022. We continually assess our capital allocation strategy, including decisions relating to the amount of our dividend, if any, reducing debt, investing in growth of our subsidiaries, making acquisitions and/or conserving cash. We believe that all anticipated cash requirements for current operations will be met from internally generated funds, through cash dividends from subsidiaries, cash generated by investment securities, potential sales of non-strategic assets, potential issuances of additional debt or equity securities, and borrowings on the revolving credit facility or the FNF Credit Facility. Our short-term and long-term liquidity requirements are monitored regularly to ensure that we can meet our cash requirements. We forecast the needs of all our subsidiaries and periodically review their short-term and long-term projected sources and uses of funds, as well as the asset, liability, investment and cash flow assumptions underlying such forecasts. Refer to Financing Arrangements below and Note L - Notes Payable of the Consolidated Financial Statements in Part II - Item 8 of this Annual Report on Form 10-K for further information regarding our borrowings.
Our two significant sources of internally generated funds are dividends and other payments from our subsidiaries. As a holding company, we receive cash from our subsidiaries in the form of dividends and as reimbursement for operating and other administrative expenses we incur. The reimbursements are paid within the guidelines of management agreements among us and our subsidiaries. As discussed below, our insurance subsidiaries are restricted by state regulation and other laws in their ability to pay dividends and make distributions. As of December 31, 2023, approximately $4.2 billion of our net assets were restricted from dividend payments without prior approval from the relevant departments of insurance.
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
Dividend and Other Distribution Payment Limitations
The insurance laws of Iowa and New York regulate the amount of dividends that may be paid in any year by FGL Insurance and FGL NY Insurance, respectively. Likewise, the insurance laws of Bermuda limit the maximum amount of annual dividends and distributions that may be paid or distributed by F&G Life Re without prior regulatory approval and those of the Cayman Islands require that, among other things, F&G Cayman Re maintain minimum levels of statutory capital, surplus and liquidity, meet solvency standards, submit to periodic examinations of its financial condition and restrict payments of dividends and reductions of capital. Please refer to “Item 1. Business” and Note O - Insurance Subsidiary Financial Information and Regulatory Matters to the Consolidated Financial Statements included in this Annual Report on Form 10-K, for additional details on dividends from insurance subsidiaries, statutory capital and risk-based capital.
Cash flow from our operations
Cash flow from our operations will be used for general corporate purposes including to reinvest in operations, repay debt, pay dividends, repurchase stock, pursue other strategic initiatives and/or conserve cash.
Operating Cash Flow. Our cash flows provided by operations for the years ended December 31, 2023, 2022, and 2021 were $5,834 million, $3,171 million and $1,871 million, respectively. The primary cash inflows from operating activities include net investment income and insurance premiums. The primary cash outflows from operating activities are comprised of benefit payments and operating expenses. Cash provided by operations for the years ended December 31, 2023 and 2022 included approximately $1,300 million and $1,300 million of net cash received for PRT transactions, respectively, included in the change in future policy benefits.
Investing Cash Flows. Our cash used in investing activities for the years ended December 31, 2023, 2022, and 2021 were $8,918 million, $9,370 million, $6,862 million, respectively. The primary cash inflows from investing activities are the proceeds from sales, calls, maturities and redemptions of investments, including those resulting from our portfolio repositioning. The primary cash outflows from investing activities are the purchases of fixed maturity securities and other investments. Cash used in investing activities for the years ended December 31, 2023 and 2022 included purchases of fixed maturity securities and other investments associated with investing the net cash received from our investment-type products, generated from financing cash flows and PRT transactions, generated from operating activities, as well as cash received from borrowings generated from financing activities in both periods.

Financing Cash Flows. Our cash flows provided by financing activities for the years ended December 31, 2023, 2022, and 2021 were $3,687 million, $5,626 million and $5,635 million, respectively. The primary cash inflows from financing activities are inflows on our investment-type products and proceeds from borrowing activities. The primary cash outflows from financing activities are withdrawals on our investment-type products, repayments of outstanding borrowings, dividend payments and stock repurchases. Cash provided by financing activities for the year ended December 31, 2023 included $845 million of proceeds from debt issuances, partially offset by net partial revolver pay downs of $185 million, dividend payments of approximately $101 million and common stock repurchases of $18 million. Cash provided by financing activities for the year ended December 31, 2022 included proceeds from revolving credit borrowings of $550 million and approximately $700 million of net cash received for FABN transactions.
Financing Arrangements. At December 31, 2023, we had outstanding (i) $365 million of gross principal balance outstanding under the Credit Agreement and (ii) $550 million aggregate principal amount of 5.50% senior notes due 2025 (the “5.50% F&G Notes”). In addition, on January 13, 2023, we completed the issuance and sale of $500 million aggregate principal amount of our 7.40% Senior Notes due 2028 (the “7.40% F&G Notes”). On December 6th, 2023, we completed the issuance and sale of $345 million aggregate principal amount of our 7.95%% Senior Notes due 2053 (“the 7.95% F&G Notes”). We used $150 million of net proceeds from our 7.95% F&G Notes to pay down the Credit Agreement to a balance of approximately $365 million as of December 31, 2023. For further description of our financing arrangements see Note L - Notes Payable to the Consolidated Financial Statements in Part II - Item 8 of this Annual Report on Form 10-K.
The Credit Agreement imposes significant operating and financial restrictions, including financial covenants, and the Credit Agreement and the indentures governing the 7.95% F&G Notes, the 7.40% F&G Notes, and the 5.50% F&G Notes limit, among other things, our and our subsidiaries’ ability to:
•incur or assume additional indebtedness, including guarantees;
•incur or assume liens;
•engage in mergers or consolidations;
•convey, transfer, lease or dispose of assets;
•make certain investments;
•enter into transactions with affiliates;
•declare or make any dividend payments or distributions or repurchase capital stock or other equity interests;
•change the nature of our business materially;
•make changes in accounting treatment or reporting practices that affect the calculation of financial covenants, or change our fiscal year; and
•enter into certain agreements that would restrict the ability of subsidiaries to make payments to us.
As of December 31, 2023, we were in compliance with all covenants.

Obligations - Contractual and Other. As of December 31, 2023, our required annual payments relating to contractual and other obligations were as follows:

	2024	2025	2026	2027	2028	Thereafter	Total
Notes payable principal repayment	$365	$550	$—	$—	$500	$345	$1,760
Operating lease payments	2	2	2	2	2	3	13
Annuity and universal life products	4,795	6,305	5,746	5,467	6,705	41,007	70,025
Pension risk transfer annuity payments	312	301	292	282	271	3,300	4,758
Funding agreements (FABN / FHLB)	914	761	1,268	968	1,052	321	5,284
Interest on fixed rate notes payable	95	77	64	64	27	686	1,013
Total	$6,483	$7,996	$7,372	$6,783	$8,557	$45,662	$82,853

Preferred and Equity Security Investments. Our preferred and equity security investments may be subject to significant volatility. Currently prevailing accounting standards require us to record the change in fair value of preferred and equity security investments held as of any given period end within earnings. Our results of operations in future periods are anticipated to be subject to such volatility.
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
We have unfunded commitments as of December 31, 2023 based upon the timing of when investments and agreements are executed or signed compared to when the actual commitments are funded or closed. Some investments require that funding occur over a period of months or years. Please refer to Note C -Investments and Note N - Commitments and Contingencies to the Consolidated Financial Statements in Part II - Item 8 of this Annual Report on Form 10-K for additional details on unfunded commitments.
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
Our borrowing capacity under these credit facilities does not have an expiration date as long as we maintain a satisfactory level of creditworthiness based on the FHLB’s credit assessment. As of December 31, 2023 and 2022, we had $2,514 million and $1,983 million, respectively, in FHLB non-putable funding agreements included under Contractholder Funds on our Consolidated Balance Sheet. As of December 31, 2023 and 2022, we had assets with a fair value of approximately $4,345 million and $3,387 million, respectively, which collateralized the FHLB funding agreements. Assets pledged to the FHLB are included in fixed maturities, AFS, on our Consolidated Balance Sheets.
Collateral-Derivative Contracts. Under the terms of our ISDA agreements, we may receive from, or deliver to, counterparties collateral to assure that all terms of the ISDA agreements will be met with regard to the Credit Support Annex (“CSA”). The terms of the CSA call for us to pay interest on any cash received equal to the federal funds rate. As of December 31, 2023 and 2022, $775 million and $219 million, respectively, of collateral was posted by our counterparties as they did not meet the net exposure thresholds. Collateral requirements are monitored on a daily basis and incorporate changes in market values of both the derivatives contract as well as the collateral pledged. Market value fluctuations are due to changes in interest rates, spreads and other risk factors.

Guarantor Financial Information
Our 2023 issuances of the 7.40% F&G Notes and the 7.95% F&G Notes are fully and unconditionally guaranteed on a senior, unsecured, unsubordinated basis, jointly and severally, by each of our existing and future direct and indirect subsidiaries that are guarantors of our obligations under the credit agreement (collectively, the “obligor group”). Refer to Note L - Notes Payable of the Consolidated Financial Statements in Part II - Item 8 of this Annual Report on Form 10-K for further information regarding these borrowings.

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

	Year ended
	December 31, 2023	December 31, 2022
Summarized Statement of Operations:
Total revenues	$(5)	$(20)
Total expenses	(94)	(15)
Income tax (expense) benefit	(1)	13
Net earnings (loss)	$(100)	$(22)

	December 31, 2023	December 31, 2022
Summarized Balance Sheet:
Investments	$532	$348
Cash and cash equivalents	322	184
Goodwill	1,725	1,725
Due from non-guarantor affiliates	64	40
Other assets	33	37
Total assets	$2,676	$2,334

Notes payable	$1,754	$1,114
Other liabilities	145	127
Total liabilities	$1,899	$1,241

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
In the normal course of business, we are routinely subject to a variety of risks, as described in “Part I - Item 1A Risk Factors” included in this Annual Report on Form 10-K.
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
The Chief Risk Officer (“CRO”) heads our risk management process and reports directly to our Chief Executive Officer (“CEO”). Our Enterprise Risk Management Committee discusses and approves all risk policies and reviews and approves risks associated with our activities. This includes volatility (affecting earnings and value), exposure (required capital and market risk) and insurance risks.
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
The durations of the investment portfolio, net of investments subject to reinsurance agreements and excluding cash and cash equivalents, derivatives, policy loans, and common stocks as of December 31, 2023 and December 31, 2022, are summarized as follows:

(Dollars in millions)	December 31, 2023		December 31, 2022
Duration (years)	Amortized Cost	% of Total	Amortized Cost	% of Total
0-4	$26,146	54%	$25,323	53%
5-9	10,455	21%	10,010	21%
10-14	9,943	20%	9,423	21%
15-19	2,650	5%	2,515	5%
20-30	69	—%	64	—%
Total	$49,263	100%	$47,335	100%
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

In addition, at December 31, 2023 we had floating rate funding agreements outstanding to match certain of our floating rate investments. Accordingly, fluctuations in market interest rates on the funding agreements will be significantly offset by corresponding changes in investment income associated with our floating rate investments.
Notes Payable

At December 31, 2023, we had a short-term revolving credit facility which bears interest at a floating rate. Accordingly, depending on the amounts outstanding during 2023, fluctuations in market interest rates will have an impact on our resulting interest expense. The impact to net earnings, however, will again be significantly offset by corresponding changes in investment income associated with our floating rate investments.

Equity Price Risk
Equity price risk is the risk that we will incur economic losses due to adverse changes in equity prices. In the past, our exposure to changes in equity prices primarily resulted from our holdings of equity securities. Refer to Note B - Fair Value of Financial Instruments to the Consolidated Financial Statements included in Part II - Item 8 of this Annual Report on Form 10-K for additional details on how the carrying values of these investments are determined as of the balance sheet date. Carrying values are subject to fluctuation and, consequently, the amount realized in the subsequent sale of an investment may significantly differ from the reported carrying value. Fluctuation in the carrying value of a security may result from perceived changes in the underlying economic characteristics of the investee, the relative price of alternative investments and general market conditions. Furthermore, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold.

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
See Note D - Derivative Financial Instruments to the Consolidated Financial Statements included in Part II - Item 8 of this Annual Report on Form 10-K for additional details on the derivatives portfolio.
Fair value changes associated with these investments are intended to, but do not always, substantially offset the increase or decrease in the amounts added to contractholder funds for indexed products. When index credits to policyholders exceed option proceeds received at expiration related to such credits, any shortfall is funded by our excess of net investment income earned over the sum of interest credited to policyholders and the cost of hedging our risk on indexed product policies and futures income. For the years ended December 31, 2023, December 31, 2022 and December 31, 2021, the annual index credits to policyholders on their anniversaries were $203 million, $155 million and $628 million, respectively. Proceeds received at expiration of options related to such credits were $212 million, $158 million and $702 million, respectively.
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
Sensitivity Analysis
For purposes of this Annual Report on Form 10-K, we perform a sensitivity analysis to determine the effects that market risk exposures may have on various financial instruments.

The financial instruments that are included in the sensitivity analysis with respect to interest rate risk include fixed maturity investments, certain preferred securities, interest rate swaps, embedded derivatives, MRBs and floating rate notes payable and funding agreements. The financial instruments that are included in the sensitivity analysis with respect to equity price risk include marketable equity securities. With the exception of our equity method investments, it is not anticipated that there would be a significant change in the fair value of other long-term investments or short-term investments if there were a change in market conditions, based on the nature and duration of the financial instruments involved.
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
We have no market risk sensitive instruments entered into for trading purposes; therefore, all of our market risk sensitive instruments were entered into for purposes other than trading. The results of the sensitivity analysis at December 31, 2023 is as follows:
Interest Rate Risk
An increase in the levels of interest rates of 100 basis points, with all other variables held constant, would result in a decrease in the fair value of our fixed maturity securities and certain investments in preferred securities of approximately $2.4 billion, a net decrease in the fair value of interest rate swaps of approximately $0.1 billion and a net decrease in the combined fair value of embedded derivatives and MRBs of approximately $0.5 billion at December 31, 2023. For comparison, a similar increase in the levels of interest rates of 100 basis points, with all other variables held constant, would have resulted in a decrease in the fair value of our fixed maturity securities and certain investments in preferred securities of approximately $1.9 billion and a net decrease in the combined fair value of embedded derivatives and MRBs of approximately $0.4 billion at December 31, 2022.
A 100 basis point shift in interest rates for our floating rate debt and funding agreements will increase or decrease floating expense by approximately $14 million and $11 million per year as of December 31, 2023 and December 31, 2022, respectively. As noted above, the impact to net earnings related to the interest rate swaps and floating rate notes payable and funding agreements will be significantly offset by corresponding changes in investment income associated with our floating rate investments.
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

Equity Price Risk
At December 31, 2023, a 10% decrease in market prices, with all other variables held constant, would result in a net decrease in the fair value of our equity securities portfolio of $61 million, as compared with a decrease of $82 million at December 31, 2022.
Credit Risk and Counterparty Risk
We are exposed to the risk that a counterparty will default on its contractual obligation resulting in financial loss. Our major source of credit risk arises predominantly in our insurance operations’ portfolios of debt and similar securities. The fair value of our fixed maturity portfolio totaled $40 billion at December 31, 2023. Our credit risk materializes primarily as impairment losses. We are exposed to occasional cyclical economic downturns, during which impairment losses may be significantly higher than the long-term historical average. This is offset by years where it expects the actual impairment losses to be substantially lower than the long-term average. Credit risk in the portfolio can also materialize as increased capital requirements as assets migrate into lower credit qualities over time. The effect of rating migration on our capital requirements is also dependent on the economic cycle and increased asset impairment levels may go hand in hand with increased asset related capital requirements.
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
In connection with the use of derivative instruments, we are exposed to counterparty credit risk-the risk that a counterparty fails to perform under the terms of the derivative contract. We have adopted a policy of only dealing with credit worthy counterparties and obtaining sufficient collateral where appropriate, as a means of attempting to mitigate the financial loss from defaults. The exposure and credit rating of the counterparties are continuously monitored and the aggregate value of transactions concluded is spread amongst different approved counterparties to limit the concentration in one counterparty. This policy allows for the purchase of derivative instruments from counterparties and/or clearinghouses that meet the required qualifications under the insurance laws of Iowa. We review the ratings of all the counterparties periodically. Collateral support documents are negotiated to further reduce the exposure when deemed necessary. See Note D - Derivative Financial Instruments in the Consolidated Financial Statements included in Part II - Item 8 of this Annual Report on Form 10-K for additional information regarding our exposure to credit loss.
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
In the normal course of business, certain reinsurance recoverables are subject to reviews by the reinsurers. We are not aware of any material disputes arising from these reviews or other communications with the counterparties as of December 31, 2023 and December 31, 2022, that would require an increase to the allowance for credit losses.
For information on concentrations of reinsurance risk, refer to Note E - Reinsurance in the Consolidated Financial Statements included in Part II - Item 8 of this Annual Report on Form 10-K.
For further information on certain risk associated with our business, refer to Note N - Commitments and Contingencies in the Consolidated Financial Statements included in Part II - Item 8 of this Annual Report on Form 10-K.

Use of Estimates and Assumptions
The preparation of our Consolidated Financial Statements included in this Annual Report on Form 10-K in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions used.
Concentrations of Financial Instruments
Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations - Investment Portfolio - Investment Concentrations included in Part II - Item 7 of this Annual Report on Form 10-K regarding the top ten investment concentrations of our fixed maturity and equity securities including the fair value and percent of total fixed maturity and equity securities fair value as of December 31, 2023 and December 31, 2022.
Refer to Note C - Investments in the Consolidated Financial Statements included in Part II - Item 8 of this Annual Report on Form 10-K for our underlying investment concentrations that exceed 10% of shareholders equity as of December 31, 2023 and December 31, 2022.
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
INDEX TO FINANCIAL INFORMATION
F&G ANNUITIES AND LIFE, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of F&G Annuities & Life, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited F&G Annuities & Life, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, F&G Annuities & Life, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive earnings, equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedules listed in the Index at Item 15(2) and our report dated February 29, 2024 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP
Des Moines, Iowa
February 29, 2024

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of F&G Annuities & Life, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of F&G Annuities & Life, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive earnings, equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedules listed in the Index at Item 15(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 29, 2024, expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Fixed Indexed Annuity Embedded Derivative Liability, Market Risk Benefits, and Future Policy Benefits Liability

Description of the Matter
At December 31, 2023, the fair value of the Company’s fixed indexed annuity embedded derivative liability totaled $4.3 billion. Certain of the Company’s fixed indexed annuity (FIA) contracts allow the policyholder to elect an equity index linked feature, where amounts credited to the contract’s account value are linked to the performance of designated equity indices and crediting strategy selected by the policyholder. The equity index crediting feature is accounted for as an embedded derivative liability and reported at fair value as discussed in Notes A (see section on Contractholder Funds), B, D, and I to the consolidated financial statements. A subset of FIA contracts include certain contract features that provide minimum guarantees to policyholders, such as guaranteed minimum withdrawal benefits and guaranteed minimum death benefit features that are market risk benefits (MRB) measured at fair value as discussed in Notes A (see section on MRBs), B, G and P to the consolidated financial statements. The Company’s MRB assets and MRB liabilities totaled $88 million and $403 million, respectively, as of December 31, 2023.
At December 31, 2023, future policy benefits (FPB) liabilities related to traditional life and life-contingent immediate annuity policies (which includes life-contingent pension risk transfer annuities) totaled $7.0 billion. The future policy benefits liability related to these products is based on estimates of how much the Company will need to pay for future benefits and related claim expenses and the amount of net premiums to be collected from policyholders as discussed in Notes A (see section on Future Policy Benefits), J and P to the consolidated financial statements.

Auditing the valuation of the Company’s fixed indexed annuity embedded derivative, MRBs, and FPB liabilities was complex because of the highly judgmental nature of the determination of the assumptions required to determine the fair value of the embedded derivative and MRBs and valuation of FPB liabilities. In particular, the fair value of fixed indexed annuity embedded derivative and MRBs was sensitive to the significant assumptions including surrender rates, GMWB utilization, and non-performance spread. In addition, option cost was a significant assumption used in the valuation of fixed index annuity embedded derivatives and mortality, partial withdrawals, and capital market performance scenarios were significant assumptions used in the valuation of MRBs. Mortality is a significant assumption used in the valuation of FPB liabilities.

How we Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s controls over management’s process for the development of the significant assumptions used in measuring the fair value of the embedded derivative for fixed indexed annuities and MRBs and the valuation of FPB liabilities. These controls included, among others, the review and approval process management has in place for the development of the significant assumptions.

How we Addressed the Matter in Our Audit (continued)	To evaluate the judgment used by management in determining the assumptions used in measuring the fair value of the fixed indexed annuity embedded derivative and MRBs and the valuation of FPB liabilities, among other procedures, we involved actuarial specialists and evaluated the methodology applied by management in determining the valuation with those used in the prior period and in the industry. To evaluate the significant assumptions used by management in the methodology applied, we compared as applicable, the significant assumptions noted above to historical experience, observable market data, and management’s estimates of prospective changes in these assumptions. We also performed an independent recalculation of the embedded derivative, MRB, and FPB liabilities for a sample of policies or cohorts for comparison with the actuarial models used by management.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2020.
Des Moines, Iowa
February 29, 2024

F&G ANNUITIES & LIFE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except share data)

	December 31,
	2023	2022
Assets:
Investments:
Fixed maturity securities available for sale, at fair value, at December 31, 2023 and 2022, at an amortized cost of $43,601 and $35,723, respectively, net of allowance for credit losses of $35 and $31, respectively	$40,419	$31,218
Preferred securities, at fair value	469	722
Equity securities, at fair value	137	101
Derivative investments	797	244
Mortgage loans, net of allowance for credit losses of $66 and $42 at December 31, 2023 and 2022, respectively	5,336	4,554
Investments in unconsolidated affiliates (certain investments at fair value of $285 and $23 at December 31, 2023 and 2022, respectively)	3,071	2,455
Other long-term investments	608	537
Short-term investments	1,452	1,556
Total investments	52,289	41,387
Cash and cash equivalents	1,563	960
Reinsurance recoverable, net of allowance for credit losses of $21 and $10 at December 31, 2023 and 2022, respectively	8,960	5,417
Goodwill	1,749	1,749
Prepaid expenses and other assets	931	941
Other intangible assets, net	4,207	3,429
Market risk benefits asset	88	117
Income taxes receivable	27	28
Deferred tax asset, net	388	600
Total assets	$70,202	$54,628
Liabilities and Equity:
Liabilities:
Contractholder funds	$48,798	$40,843
Future policy benefits	7,050	5,021
Market risk benefits liability	403	282
Accounts payable and accrued liabilities	2,011	1,260
Notes payable	1,754	1,114
Funds withheld for reinsurance liabilities	7,083	3,703
Total liabilities	$67,099	$52,223
Equity:
F&G common stock, $0.001 par value; authorized 500,000,000 shares as of December 31, 2023 and 2022; outstanding of 126,332,142 and 126,409,904 as of December 31, 2023 and 2022, respectively, and issued of 127,234,902 and 126,409,904 as of December 31, 2023 and 2022, respectively	—	—
Additional paid-in-capital	3,185	3,162
Retained earnings	1,926	2,061
Accumulated other comprehensive (loss) earnings	(1,990)	(2,818)
Treasury stock, at cost (902,760 shares and 7,762 shares as of December 31, 2023 and 2022, respectively)	(18)	—
Total equity	$3,103	$2,405
Total liabilities and equity	$70,202	$54,628
See accompanying Notes to Consolidated Financial Statements

F&G ANNUITIES & LIFE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars and shares in millions, except per share data)

	Year ended December 31,
	2023	2022	2021
Revenues:
Life insurance premiums and other fees	$2,413	$1,704	$1,407
Interest and investment income	2,211	1,655	1,852
Recognized gains and (losses), net	(124)	(1,010)	715
Total revenues	4,500	2,349	3,974
Benefits and expenses:
Benefits and other changes in policy reserves (remeasurement gains (losses) (a))	3,553	1,126	1,932
Market risk benefit (gains) losses	95	(182)	(44)
Depreciation and amortization	412	324	271
Personnel costs	232	157	129
Other operating expenses	146	102	105
Interest expense	97	29	29
Total expenses	4,535	1,556	2,422
Earnings (loss) before income taxes	(35)	793	1,552
Income tax expense	23	158	320
Earnings (loss) from continuing operations	(58)	635	1,232
Earnings from discontinued operations, net of tax	—	—	8
Net earnings (loss)	$(58)	$635	$1,240

Earnings per Share
Basic
Net earnings (loss) from continuing operations per share, basic	$(0.47)	$5.52	$11.73
Net earnings from discontinued operations per share, basic	—	—	0.08
Net earnings (loss) per share, basic	$(0.47)	$5.52	$11.81
Diluted
Net earnings (loss) per share, diluted	$(0.47)	$5.52	$11.73
Net earnings from discontinued operations per share, diluted	—	—	0.08
Net earnings (loss) per share, diluted	$(0.47)	$5.52	$11.81

Weighted average shares outstanding F&G common stock, basic basis (b)	124	115	105
Weighted average shares outstanding F&G common stock, diluted basis (b)	124	115	105

(a)The remeasurement gains (losses) for the years ended December 31, 2023, 2022 and 2021 were $7 million, $1 million and $1 million, respectively.
(b)Weighted average shares outstanding for the year ended December 31, 2021 includes the effects of the 105,000 for 1 stock split that became effective on June 24, 2022.

See accompanying Notes to Consolidated Financial Statements

F&G ANNUITIES & LIFE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(In millions)

	Year ended December 31,
	2023	2022	2021
Net earnings (loss)	$(58)	$635	$1,240
Other comprehensive earnings (loss):
Changes in current discount rate - future policy benefits (1)	(189)	764	124
Changes in instrument-specific credit risk - market risk benefits (2)	(34)	67	10
Unrealized (loss) gain on investments and other financial instruments, net of deferred income taxes (3)	919	(4,689)	(438)
Unrealized (loss) gain on foreign currency translation (4)	2	(5)	(5)
Reclassification adjustments for change in unrealized gains and losses included in net earnings (5)	130	212	(83)
Change in reinsurance liabilities held at fair value resulting from a change in instrument-specific credit risk	—	—	3
Other comprehensive earnings (loss)	828	(3,651)	(389)
Comprehensive earnings (loss)	$770	$(3,016)	$851

(1)     Net of income tax (benefit) expense of $(50) million, $203 million, and $33 million for the years ended December 31, 2023, 2022, and 2021, respectively.
(2)     Net of income tax (benefit) expense of $(9) million, $18 million. and $3 million, for the years ended December 31, 2023, 2022, and 2021, respectively.
(3)     Net of income tax (benefit) expense of $240 million, $(1,242) million, and $(119) million for the years ended December 31, 2023, 2022, and 2021, respectively.
(4)    Net of income tax (benefit) expense of $1 million, $(1) million, and $(1) million for the years ended December 31, 2023, 2022, and 2021, respectively.
(5)    Net of income tax (benefit) expense of $35 million, $56 million, and $(22) million for the years ended December 31, 2023, 2022, and 2021, respectively.

See accompanying Notes to Consolidated Financial Statements

F&G ANNUITIES & LIFE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In millions, except per share data)

	F&G Annuities & Life, Inc.
	Preferred Stock	Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Earnings (Loss)	Treasury Stock	Total Equity
Balance, January 1, 2021	$—	$—	$2,741	$136	$1,197	$—	$4,074
Cumulative effect of retrospective adoption of ASU 2018-12	—	—	—	75	25	—	100
Unrealized (loss) gain on investments and other financial instruments	—	—	—	—	(438)	—	(438)
Unrealized (loss) gain on foreign currency translation	—	—	—	—	(5)	—	(5)
Reclassification adjustments for change in unrealized gains and losses included in net earnings	—	—	—	—	(83)	—	(83)
Stock-based compensation	—	—	9	—	—	—	9
Instrument-specific credit risk - market risk benefits	—	—	—	—	10	—	10
Current discount rate - liability for future policy benefits	—	—	—	—	124	—	124
Change in reinsurance liabilities held at fair value resulting from change in instrument-specific credit risk	—	—	—	—	3	—	3
Net earnings	—	—	—	1,240	—	—	1,240
Balance, December 31, 2021	$—	$—	$2,750	$1,451	$833	$—	$5,034
Unrealized (loss) gain on investments and other financial instruments	—	—	—	—	(4,689)	—	(4,689)
Unrealized (loss) gain on foreign currency translation	—	—	—	—	(5)	—	(5)
Reclassification adjustments for change in unrealized gains and losses included in net earnings	—	—	—	—	212	—	212
Stock-based compensation	—	—	12	—	—	—	12
Instrument-specific credit risk - market risk benefits	—	—	—	—	67	—	67
Current discount rate - liability for future policy benefits	—	—	—	—	764	—	764
Dividends declared	—	—	—	(25)	—	—	(25)
Debt to equity conversion	—	—	400	—	—	—	400
Net earnings	—	—	—	635	—	—	635
Balance, December 31, 2022	$—	$—	$3,162	$2,061	$(2,818)	$—	$2,405

See accompanying Notes to Consolidated Financial Statements

F&G ANNUITIES & LIFE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(In millions, except per share data)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Earnings (Loss)	Treasury Stock	Total Equity
Balance, December 31, 2022	$—	$—	$3,162	$2,061	$(2,818)	$—	$2,405
Treasury stock repurchased	—	—	—	—	—	(18)	(18)
Unrealized (loss) gain on investments and other financial instruments	—	—	—	—	919	—	919
Unrealized (loss) gain on foreign currency translation	—	—	—	—	2	—	2
Reclassification adjustments for change in unrealized gains and losses included in net earnings	—	—	—	—	130	—	130
Stock-based compensation	—	—	23	—	—	—	23
Instrument-specific credit risk - market risk benefits	—	—	—	—	(34)	—	(34)
Current discount rate - liability for future policy benefits	—	—	—	—	(189)	—	(189)
Dividends declared	—	—	—	(77)	—	—	(77)
Net earnings (loss)	—	—	—	(58)	—	—	(58)
Balance, December 31, 2023	$—	$—	$3,185	$1,926	$(1,990)	$(18)	$3,103

See accompanying Notes to Consolidated Financial Statements

F&G ANNUITIES & LIFE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year ended December 31,
	2023	2022	2021
Cash Flows from Operating Activities:
Net earnings (loss)	$(58)	$635	$1,240
Adjustments to reconcile net earnings (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	412	324	271
(Gain) loss on sales of investments and other assets and asset impairments, net	461	436	(576)
Loss on the sale of businesses	—	—	14
Interest credited/index credits to contractholder account balances	1,409	(560)	573
Change in market risk benefits, net	95	(182)	(44)
Deferred policy acquisition costs and deferred sales inducements	(1,082)	(814)	(675)
Charges assessed to contractholders for mortality and administration	(255)	(221)	(191)
Distributions from unconsolidated affiliates, return on investment	104	119	70
Stock-based compensation cost	23	12	9
Change in NAV of limited partnerships, net	(220)	(109)	(589)
Change in valuation of derivatives, equity and preferred securities, net	(347)	561	(140)
Changes in assets and liabilities, net of effects from acquisitions:
Change in reinsurance recoverable	94	148	149
Change in future policy benefits	1,325	1,071	627
Change in funds withheld from reinsurers	3,386	2,056	850
Net change in income taxes	(4)	211	256
Net change in other assets and other liabilities	491	(516)	27
Net cash provided by operating activities	5,834	3,171	1,871
Cash Flows from Investing Activities:
Proceeds from sales, calls and maturities of investment securities	5,279	5,429	9,280
Additions to property and equipment and capitalized software	(27)	(32)	(33)
Purchases of investment securities	(13,345)	(12,439)	(14,556)
Net proceeds from (purchases of) sales and maturities of short-term investment securities	(28)	(1,654)	71
Other acquisitions/disposals, net of cash acquired	—	—	(43)
Additional investments in unconsolidated affiliates	(1,137)	(987)	(1,731)
Distributions from unconsolidated affiliates, return of investment	340	313	150
Net cash used in investing activities	(8,918)	(9,370)	(6,862)
Cash Flows from Financing Activities:
Borrowings	845	550	400
Debt issuance costs	(16)	(4)	—
Net revolving credit facility (repayments) borrowings	(185)	—	—
Dividends paid	(101)	—	—
Purchases of treasury stock	(18)	—	—
Contractholder account deposits	7,787	8,530	8,166
Contractholder account withdrawals	(4,625)	(3,450)	(2,931)
Net cash provided by financing activities	3,687	5,626	5,635
Net increase (decrease) in cash and cash equivalents	603	(573)	644
Cash and cash equivalents at beginning of period	960	1,533	889
Cash and cash equivalents at end of period	$1,563	$960	$1,533
See accompanying Notes to Consolidated Financial Statements

F&G ANNUITIES & LIFE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note A - Business and Summary of Significant Accounting Policies
The following describes the business and significant accounting policies of F&G Annuities & Life, Inc. (“FGAL”) and its subsidiaries (collectively, “we”, “us”, “our”, the “Company” or “F&G”), which have been followed in preparing the accompanying Consolidated Financial Statements.
Description of the Business
We provide insurance solutions and market a broad portfolio of annuity and life insurance products, including deferred annuities (fixed indexed annuities (“FIA”) and fixed rate annuities including multi-year guarantee annuities (“MYGA”)), immediate annuities, indexed universal life (“IUL”) insurance and, beginning in early 2024, registered index-linked annuities (“RILA”), through our retail distribution channels. We also provide funding agreements and pension risk transfer (“PRT”) solutions through our institutional channels. F&G has one reporting segment, which is consistent with and reflects the manner by which our chief operating decision maker views and manages the business. For certain disclosures within this Report, we have elected to aggregate business based on the applicable product type, the manner in which information is regularly reviewed by management and the nature of disclosures that exist outside the Company’s GAAP financial statements.
FNF acquired 100% of the outstanding equity of FGL Holdings, the prior parent company, on June 1, 2020. FGAL, a Delaware corporation, was formed on August 7, 2020, and following a series of reorganizations, became the parent company for the consolidated financial statements via a contribution agreement between Fidelity National Financial, Inc. (NYSE: FNF)(“FNF”) and FGAL on November 26, 2020. On December 1, 2022, FNF distributed, on a pro rata basis, approximately 15% of the common stock of F&G. FNF retained control of F&G through ownership of approximately 85% of F&G common stock. Effective December 1, 2022, F&G commenced “regular-way” trading of its common stock on the New York Stock Exchange (“NYSE”) under the symbol “FG”.
Discontinued Operations
In connection with the FNF acquisition, certain third party offshore reinsurance businesses were deemed discontinued operations and are presented as such within our consolidated financial statements for all periods presented through the date of their disposition, in accordance with GAAP. On May 31, 2021, we sold third party reinsurance business held within Front Street Re Cayman Ltd (“FSRC”) to Archipelago Lexa (C) Limited. The transaction and the results of discontinued operations for the year ended December 31, 2021 did not have a material impact to our GAAP financial results.
Recent Developments
Adoption of Accounting Standards Update (“ASU”) 2018-12, Financial Services-Insurance (Topic 944), Targeted Improvements to the Accounting for Long-Duration Contracts (“ASU 2018-12”)

F&G adopted ASU 2018-12 on January 1, 2023, with a transition date of January 1, 2021, which is the earliest period presented in the annual December 31, 2023 Consolidated Financial Statements. We elected to adopt ASU 2018-12 using the full retrospective transition method and balances for liability for future policy benefits (“FPB”), deferred acquisition costs (“DAC”) and balances amortized on a basis consistent with DAC (value of business acquired (“VOBA”), deferred sales inducements (“DSI”), and unearned revenue liabilities (“URL”)), and market risk benefits (“MRB”) were adjusted to conform to ASU 2018-12 starting as of the FNF acquisition date, June 1, 2020 (the “FNF Acquisition Date”). The 2022 and 2021 financial information contained herein have been adjusted for our full retrospective adoption of this update. For more information, refer to Principles of Consolidation and Basis of Presentation below, Note F - Intangibles, Note G - Market Risk Benefits, Note H - Income Taxes, Note I - Contractholder Funds, Note J - Future Policy Benefits, Note K - Accounts Payable and Accrued Liabilities, Note P - ASU 2018-12 Transition and Note T - Recent Accounting Pronouncements.

Revolving Credit Facility
On February 16, 2024, F&G entered into an amendment and extension of its existing senior unsecured revolving credit agreement (the “Credit Agreement”). The maturity date of the Credit Agreement has been extended by approximately two years from November 22, 2025 to November 22, 2027. Total commitments will increase from $665 million to $750 million. Pricing and advance rates remain unchanged. Financial covenants also remain essentially the same. As noted below, we used $150 million of net proceeds from our 7.95% F&G Notes to pay down the Credit Agreement to a balance of approximately $365 million as of December 31, 2023.
Dividends
On February 14, 2024, our Board of Directors declared a quarterly cash dividend of $0.21 per share, payable on March 29, 2024, to F&G common shareholders of record as of March 15, 2024. Generally, no dividends will be declared or paid on F&G common stock and no common stock can be acquired by F&G unless all preferred dividends are declared and paid on the F&G 6.875% Series A Mandatory Convertible Preferred Stock, par value $.001 per share, liquidation preference of $50.00 per share (the “FNF Preferred Stock”) discussed below. On February 14, 2024, our Board of Directors also declared a quarterly cash dividend of $0.8976 per share on the FNF Preferred Stock for the period from January 12, 2024 to and excluding April 15, 2024, to be paid on April 15, 2024, to FNF Preferred Stock record holders as of April 1, 2024.
FNF $250 million Preferred Stock Investment
On January 12, 2024 we completed a $250 million preferred stock investment from FNF. F&G will use net proceeds from the investment to support the growth of its assets under management. Under the terms of the agreement, FNF agreed to invest $250 million in exchange for 5,000,000 shares of FNF Preferred Stock. Unless earlier converted at the option of the holder, each outstanding share of the FNF Preferred Stock will automatically convert into shares of F&G common stock on January 15, 2027. For further information related to this preferred stock issuance, refer to Note Q -Related Party Transactions.
7.95% F&G Senior Notes
On December 6, 2023, F&G completed the public offering of $345 million aggregate principal amount of its 7.95% Senior Notes due 2053 (the “7.95% F&G Notes”). F&G intends to use the net proceeds from the offering to repay borrowings under its revolving credit facility and for general corporate purposes, including the support of organic growth opportunities. As of December 31, 2023, we used approximately $150 million of net proceeds to repay borrowings under our revolving credit facility. The Senior notes were registered under the Securities Act of 1933 (as amended) (the “Securities Act”).
7.40% F&G Senior Notes
On January 13, 2023, F&G completed its issuance and sale of $500 million aggregate principal amount of its 7.40% Senior Notes due 2028 (the “7.40% F&G Notes”). F&G is using the net proceeds from the offering for general corporate purposes, including to support the growth of assets under management and for F&G's future liquidity requirements. The Senior notes were registered under the Securities Act.
Refer to Note L - Notes Payable, for further information related to financing facilities..
Share Repurchase Program
On March 21, 2023, F&G’s Board of Directors approved a new three-year stock repurchase program, effective March 21, 2023, under which the Company may repurchase up to $25 million of F&G common stock. On November 7, 2023, the Board of Directors increased the share repurchase authorization to $50 million. The Company believes the share repurchase program is an efficient means of returning cash to shareholders when we consider the shares to be undervalued. Purchases may be made from time to time by the Company in the open market at prevailing market prices or through privately negotiated transactions or accelerated share repurchase transactions through November 6, 2026. All purchases are held as treasury stock. The timing and extent of share repurchases will depend on a variety of factors, including, market conditions, regulatory requirements, and considerations as determined by management.
During the year ended December 31, 2023, the Company purchased approximately 869,000 shares pursuant to the program, for a total cost of approximately $18 million with an average cost per share of $21.07. At December 31, 2023, the total remaining authorization of F&G common stock that may be repurchased was approximately $32 million.
Owned Distribution Investments
On January 2, 2024, F&G acquired a 70% majority ownership stake in the equity of Roar Joint Venture, LLC (“Roar”). Roar wholesales life insurance and annuity products to banks and broker dealers through a network of agents. Total initial consideration is comprised of cash of approximately $269 million and contingent consideration. Under the terms of the purchase agreement, the Company has agreed to make cash payments of up to approximately $90 million over a three year period upon the achievement of certain earnings before interest, taxes, depreciation and amortization (“EBITDA”) milestones of Roar.
On August 4, 2023, F&G purchased a 30% minority ownership stake in Quility Holdings, LLC (“Quility”). Quility is a leading insurtech company that offers a frictionless experience for insurance agents, insurance distribution companies and the clients they serve. On June 20, 2023, F&G purchased a 40% minority ownership stake in DCMT Worldwide, LLC (“DCMT”). DCMT distributes life insurance and annuity products through a network of over 1,000 agents. On January 30, 2023, F&G purchased a 49% minority ownership stake in Syncis Holdings, LLC (“Syncis”). Syncis is an approximately 1,200 agent Network Marketing Group (“NMG”). We have elected the fair value option to account for these investments and have included them in Investments in unconsolidated affiliates on the accompanying Consolidated Balance Sheets.
Reclassifications
In addition to the adjustments made related to the implementation of ASU 2018-12, we also reclassified approximately $28 million and $21 million from Other long-term investments to Investments in unconsolidated affiliates on the Consolidated Balance Sheets for consistency as of December 31, 2022 and 2021, respectively. These reclassifications had no impact on Net earnings or Equity.

Principles of Consolidation and Basis of Presentation
The accompanying Consolidated Financial Statements are prepared in accordance with GAAP and include our accounts as well as our wholly owned subsidiaries. All intercompany profits, transactions and balances have been eliminated.
Refer to Note T - Recent Accounting Pronouncements for information on recent accounting pronouncements that may have an impact on our Consolidated Financial Statements.
We are involved in certain entities that are considered variable interest entities (“VIEs”) as defined under GAAP. Our involvement with VIEs is primarily to invest in assets that allow us to gain exposure to a broadly diversified portfolio of asset classes. A VIE is an entity that does not have sufficient equity to finance its own activities without additional financial support, where investors lack certain characteristics of a controlling financial interest, or where the entity is structured with non-substantive voting rights. We assess our relationships with VIEs to evaluate if we are the primary beneficiary of the VIE. If we determine we are the primary beneficiary of a VIE, we consolidate the assets and liabilities of the VIE in our Consolidated Financial Statements. See Note C - Investments for additional information on our investments in VIEs.

Investments
Fixed Maturity Securities Available-for-Sale
Fixed maturity securities are purchased to support our investment strategies, which are developed based on factors including rate of return, maturity, credit risk, duration, tax considerations and regulatory requirements. Our investments in fixed maturity securities have been designated as available-for-sale (“AFS”) and are carried at fair value, net of allowance for expected credit losses, with unrealized gains and losses included within accumulated other comprehensive earnings (loss) (“AOCI”), net of deferred income taxes. Fair values for fixed maturity securities are principally a function of current market conditions and are primarily valued based on quoted prices in markets that are not active or model inputs that are observable or unobservable. We recognize investment income on fixed maturities based on the effective interest method, which results in the recognition of a constant rate of return on the investment equal to the prevailing rate at the time of purchase or at the time of subsequent adjustments of book value. Realized gains and losses on sales of our fixed maturity securities are determined on the first-in first-out cost basis. We generally record security transactions on a trade date basis except for private placements, which are recorded on a settlement date basis. Realized gains and losses on sales of fixed maturity securities are reported within Recognized gains and (losses), net in the accompanying Consolidated Statements of Operations. Fixed maturity securities AFS are subject to an allowance for credit loss and changes in the allowance are reported in net earnings as a component of Recognized gains and (losses), net. For details on our policy around allowance for expected credit losses on available-for-sale securities, refer to Note C - Investments.
Preferred and Equity Securities
Preferred and equity securities held are carried at fair value as of the balance sheet dates. The fair values of our preferred and equity securities are based on quoted prices in active markets or are valued based on quoted prices in markets that are not active, model inputs that are observable or unobservable or based on net asset value (“NAV”). Changes in fair value and realized gains and losses on sales of our preferred and equity securities are reported within Recognized gains and losses, net in the accompanying Consolidated Statements of Operations. Realized gains and losses on sales of our preferred and equity securities are determined on the first-in first-out cost basis and are credited or charged to earnings on a trade date basis, unless the security is a private placement in which case settlement date basis is used. Interest and dividend income from these investments is reported in Interest and investment income in the accompanying Consolidated Statements of Operations.

Derivative Financial Instruments
We hedge certain portions of our exposure to product related equity market risk by entering into derivative transactions (primarily call options). We utilize interest rate swaps to reduce market risks from interest rate changes on our earnings associated with our floating rate investments. All such derivative instruments are recognized as either assets or liabilities in the accompanying Consolidated Balance Sheets at fair value. The changes in fair value are reported within Recognized gains and losses, net in the accompanying Consolidated Statements of Operations.
We purchase financial instruments and issue products that may contain embedded derivative instruments. If it is determined that the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is bifurcated from the host contract for measurement purposes. The Company’s embedded derivative associated to our FIA crediting rates policies is carried at fair value, which is determined through a combination of market observable inputs such as market value of option and interest swap rates and unobservable inputs such as the mortality multiplier, surrender and withdrawal rates and non-performance spread. The changes in fair value of the FIA embedded derivative are reported within Benefits and other changes in policy reserves in the accompanying Consolidated Statements of Operations. See a description of the fair value methodology used in Note B - Fair Value of Financial Instruments.
Reinsurance Related Embedded Derivatives
F&G cedes certain business on a coinsurance funds withheld basis. Investment results for the assets that support the coinsurance that are segregated within the funds withheld account are passed directly to the reinsurer pursuant to the contractual terms of the reinsurance agreement, which creates embedded derivatives considered to be total return swaps. These total return swaps are not clearly and closely related to the underlying reinsurance contract and thus require bifurcation. The fair value of the total return swaps is based on the change in fair value of the underlying assets held in the funds withheld account. These embedded derivatives are reported in Prepaid expenses and other assets if in a net gain position, or Accounts payable and accrued liabilities, if in a net loss position on the Consolidated Balance Sheets and the related gains or losses are reported in Recognized gains and (losses), net, on the Consolidated Statements of Operations.
Mortgage Loans
Our investment in mortgage loans consists of commercial and residential mortgage loans on real estate, which are reported at amortized cost, less allowance for expected credit losses. For details on our policy around allowance for expected credit losses on mortgage loans, refer to Note C - Investments.
Commercial mortgage loans are continuously monitored by reviewing appraisals, operating statements, rent revenues, annual inspection reports, loan specific credit quality, property characteristics, market trends and other factors.
Commercial mortgage loans are rated for the purpose of quantifying the level of risk. Loans are placed on a watch list when the debt service coverage (“DSC”) ratio falls below certain thresholds and the loan-to-value (“LTV”) ratios exceeds certain thresholds. Loans on the watchlist are closely monitored for collateral deficiency or other credit events that may lead to a potential loss of principal or interest. We define delinquent mortgage loans as 30 days past due, consistent with industry practice.
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
Interest on loans is recognized on an accrual basis at the applicable interest rate on the principal amount outstanding. Loan origination fees and direct costs, as well as premiums and discounts, are amortized as level yield adjustments over the respective loan terms. Unamortized net fees or costs are recognized upon early repayment of the loans. Loan commitment fees are deferred and amortized on an effective yield basis over the term of the loan. Interest income, amortization of premiums and discounts, prepayment fees, and loan commitment fees are reported in Interest and investment income in the accompanying Consolidated Statements of Operations.

Short-term investments
Short-term investments consist of financial instruments with an original maturity of one year or less when purchased and include short-term fixed maturity securities and money market instruments, which are carried at fair value, and short-term loans, which are carried at amortized cost, which approximates fair value.
Investments in Unconsolidated Affiliates
We account for our investments in unconsolidated affiliates using the equity method or by electing the fair value option. Initial investments are recorded at cost. For investments subsequently measured using the equity method (primarily limited partnerships), adjustments to the carrying amount reflect our pro rata ownership percentage of the operating results as indicated by net asset value (“NAV”) in the unconsolidated affiliates’ financial statements, which we may adjust if we determine NAV is not calculated consistent with investment company fair value principles. Distributions received from investments measured using the equity method are recorded as a decrease in the investment balance. For investments subsequently measured using the fair value option, adjustments to the carrying amount reflecting the change in fair value of the investment are reported along with realized gains and losses on sales of investments in unconsolidated affiliates in Recognized gains and (losses), net in the accompanying Consolidated Statements of Operations. Distributions received from investments measured using the fair value option are reported within Interest and investment income in the accompanying Consolidated Statements of

Operations. Recognition of income and adjustments to the carrying amount can be delayed due to the availability of the related financial statements, which are obtained from the general partner or managing member generally on a one to three-month delay. For investments using the equity method, management inquires quarterly with the general partner or managing member to determine whether any credit or other market events have occurred since prior quarter financial statements to ensure any material events are properly included in current quarter valuation and investment income.
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
Fair Value of Financial Instruments
The fair values of financial instruments presented in the Consolidated Financial Statements are estimates of the fair values at the balance sheet date using available market information and appropriate valuation methodologies. These estimates are subjective in nature and involve uncertainties and significant judgment in the interpretation of current market data. See a description of the fair value methodology used in Note B - Fair Value of Financial Instruments.
Fair Value of Assets Acquired and Liabilities Assumed in Business Combinations
FASB Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, requires an acquirer to recognize, separately from goodwill, the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree, and to measure these items generally at their acquisition date fair values. Goodwill is recorded as the residual amount by which the purchase price exceeds the fair value of the net assets acquired. If the initial accounting for a business combination is incomplete by the end of the reporting period in which the combination occurs, we are required to report provisional amounts in the financial statements for the items for which the accounting is incomplete. Adjustments to provisional amounts initially recorded that are identified during the measurement period are recognized in the reporting period in which the adjustment amounts are determined. This includes any effect on earnings of changes in depreciation, amortization, or other income effects as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. During the measurement period, we are also required to recognize additional assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets and liabilities as of that date. The measurement period ends the sooner of one year from the acquisition date or when we receive the information we were seeking about facts and circumstances that existed as of the acquisition date or learn that more information is not obtainable. Contingent consideration liabilities or receivables recorded in connection with business acquisitions must also be adjusted for changes in fair value until settled.
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
We complete annual goodwill impairment analyses in the fourth quarter of each period presented using a September 30 measurement date. For the years ended December 31, 2023 and 2022, we determined there were no events or circumstances which indicated that the carrying value of a reporting unit exceeded the fair value.
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
VOBA, DAC, and DSI are amortized on a constant level basis for the grouped contracts over the expected term of the related contracts to approximate straight-line amortization. Contracts are grouped by product type, feature and issue year into cohorts consistent with the grouping used in estimating the associated liability, where applicable. The constant level amortization bases of VOBA, DAC and DSI varies by product type. For universal life and IUL insurance products, the constant level basis used is face amount in force. For deferred annuities (FIA and fixed rate annuities), the constant level basis used is initial premium deposit for DAC and DSI and vested account value as of the acquisition date for VOBA. For immediate annuity contracts, the VOBA balance is amortized in alignment with the Company’s accounting policy of amortizing the deferred profit liability (“DPL”). All amortization bases are adjusted by full lapses, which includes deaths, full surrenders, annuitizations and maturities, where applicable.
The constant level basis used for amortization are projected using mortality and lapse assumptions that are based on Company’s experience, industry data, and other factors and are consistent with those used for the FPB, where applicable. If those projected assumptions change in future periods, they will be reflected in the cohort level amortization basis at that time. Unexpected contract terminations, due to higher mortality and/or lapse experience than expected, are recognized in the current period as a reduction of the capitalized balances. All balances are reduced for actual experience in excess of expected experience with changes in future estimates recognized prospectively over the remaining expected grouped contract term. The impact of changes in projected assumptions and the impact of actual experience that is different from expectations both impact the amortization of these intangible assets, which is reported within Depreciation and amortization in the accompanying Consolidated Statements of Operations.

Some of our IUL policies require payment of fees or other policyholder assessments in advance for services that will be rendered over the estimated lives of the policies or contracts. These payments are established as URL upon receipt and included in Accounts payable and other accrued liabilities in the Consolidated Balance Sheets. URL is amortized like DAC over the estimated lives of these policies.
Other Intangible Assets
We have other intangible assets, not including goodwill, VOBA, DAC or DSI, which consist primarily of customer relationships and contracts, the value of distribution network acquired (“VODA”), trademarks and tradenames, state licenses and computer software, which are generally recorded in connection with business combinations at their fair value. Intangible assets with estimable lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In general, customer relationships are amortized over their estimated useful lives, generally ten years, using an accelerated method, which takes into consideration expected customer attrition rates. VODA is an intangible asset that represents the value of an acquired distribution network and is amortized using the sum of years digits method. Contractual relationships are generally amortized over their contractual life. Trademarks and tradenames are generally amortized over ten years. Capitalized computer software includes the fair value of software acquired in business combinations, purchased software and capitalized software development costs. Purchased software is recorded at cost and amortized using the straight-line method over its estimated useful life. Software acquired in business combinations is recorded at its fair value and amortized using straight-line or accelerated methods over its estimated useful life. For internal-use computer software products, internal and external costs incurred during the preliminary project stage are expensed as they are incurred. Internal and external costs incurred during the application development stage are capitalized and amortized on a product by product basis commencing on the date the software is ready for its intended use. We do not capitalize any costs once the software is ready for its intended use.
We review VOBA, DSI and other intangible assets for impairment annually or when events or circumstances occur that indicate a potential change in the underlying basis. Refer to Note F - Intangibles for details of impairment expense.
Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation in Prepaid expenses and other assets on the Consolidated Balance Sheets. Depreciation is computed primarily using the straight-line method based on the estimated useful lives of the related assets: twenty to thirty years for buildings and zero to twenty-five years for furniture, fixtures and equipment. Leasehold improvements are amortized on a straight-line basis over the lesser of the term of the applicable lease or the estimated useful lives of such assets. Property and equipment are reviewed for impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable.

Contractholder Funds
Contractholder funds include deferred annuities (FIAs and fixed rate annuities), IULs, funding agreements and non-life contingent (“NLC”) immediate annuities (which includes NLC PRT annuities). The liabilities for contractholder funds for fixed rate annuities, funding agreements and NLC immediate annuities consist of contract account balances that accrue to the benefit of the contractholders. The liabilities for FIA and IUL policies consist of the value of the host contract plus the fair value of the indexed crediting feature of the policy, which is accounted for as an embedded derivative. The embedded derivative liability is carried at fair value in Contractholder funds in the accompanying Consolidated Balance Sheets with changes in fair value reported in Benefits and other changes in policy reserves in the accompanying Consolidated Statements of Operations. See a description of the fair value methodology used in Note B - Fair Value of Financial Instruments.
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
The NPR is adjusted for changes in cash flow assumptions and for differences between actual and expected experience. We assess the appropriateness of all future cash flow assumptions, excluding the expense assumption, on a quarterly basis and perform an in-depth review of future cash flow assumptions in the third quarter of each year. Updates are made when evidence suggests a revision is necessary. Updates for actual experience, which includes actual cash flows and insurance in-force, are performed on a quarterly basis. These updated cash flows are used to calculate a revised NPR, which is used to derive an updated liability as of the beginning of the current reporting period, discounted at the original contract issuance date. The updated liability is compared with the carrying amount of the liability as of that same date before the revised NPR. The difference between these amounts is the remeasurement gain or loss, presented parenthetically within Benefits and other changes in policy reserves in the accompanying Consolidated Statements of Operations. In subsequent periods, the revised NPR is used to measure the FPB, subject to future revisions. If the NPR is greater than 100%, and therefore capped at 100%, the liability is increased and expensed immediately to reflect the amount necessary for net premiums to equal gross premiums. As the liability assumptions are reviewed and updated, if deemed necessary, at least annually, if conditions improve whereby the contracts are no longer expected to have net premiums in excess of gross premiums, the improvements would be captured in the remeasurement process and reflected in the accompanying Consolidated Statements of Operations in the period of improvement.
For traditional life policies and life-contingent immediate annuity policies (which includes life-contingent PRT annuities), the discount rate assumption is an equivalent single rate that is derived based on A-credit-rated fixed-income instruments with similar duration to the liability. We selected fixed-income instruments that have been A-rated by Bloomberg. In order to reflect the duration characteristics of the liability, we will use an implied forward yield curve and linear interpolation will be used for durations that have limited or no market observable points on the curve. The discount rate assumption is updated quarterly and used to remeasure the liability at the reporting date, with the resulting change reflected in the accompanying Consolidated Statements of Comprehensive Earnings.
Deferred Profit Liability
For life-contingent immediate annuity policies, gross premiums received in excess of net premiums are deferred at initial recognition as a DPL. Gross premiums are measured using assumptions consistent with those used in the measurement of the related liability for FPBs, including discount rate, mortality, and expenses.
The DPL is amortized and recognized as premium revenue with the amount of expected future benefit payments, discounted using the same discount rate determined and locked-in at contract issuance that is used in the measurement of the related FPB. Interest is accreted on the balance of the DPL using this same discount rate. We periodically review and update our estimates using the actual historical experience and updated cash flows for the DPL at the same time as the estimates of cash flows for the FPB. When cash flows are updated, the updated estimates are used to recalculate the initial DPL at contract issuance. The recalculated DPL as of the beginning of the current reporting period is compared to the carrying amount of the DPL as of the beginning of the current reporting period, with any differences recognized as a remeasurement gain or loss, presented parenthetically within Benefits and other changes in policy reserves in the accompanying Consolidated Statements of Operations. The DPL is recorded as a component of the Future policy benefits in the accompanying Consolidated Balance Sheets.

Market Risk Benefits
MRBs are contracts or contract features that both provide protection to the contract holder from other-than-nominal capital market risk (equity, interest rate and foreign exchange risk) and expose the Company to other-than-nominal capital market risk. MRBs include certain contract features primarily on FIA products that provide minimum guarantees to policyholders, such as guaranteed minimum death benefit (“GMDB”), guaranteed minimum withdrawal benefit (“GMWB”) riders and guaranteed minimum accumulation benefit (“GMAB”) riders.
MRBs are measured at fair value using an attributed fee measurement approach where attributed fees are explicit rider charges collectible from the policyholder used to cover the excess benefits, which represent expected benefits in excess of the policyholder’s account value. At contract inception, an attributed fee ratio is calculated equal to rider charges over benefits paid in excess of the account value attributable to the MRBs. The attributed fee ratio remains static over the life of the MRBs and is capped at 100%. Each period subsequent to contract inception, the attributed fee ratio is used to calculate the fair value of the MRBs using a risk neutral valuation method and is based on current net amounts at risk, market data, internal and industry experience, and other factors. The balances are computed using assumptions including mortality, full and partial surrender, GMWB utilization, risk-free rates including non-performance spread and risk margin, market value of options and economic scenarios. Policyholder behavior assumptions are reviewed at least annually, typically in the third quarter, for any revisions. MRBs can either be in an asset or liability position and are presented separately on the Consolidated Balance Sheets as the right of setoff criteria are not met. Changes in fair value are recognized in Market risk benefits gain (losses) in the Consolidated Statements of Operations, except for the change in fair value due to a change in the instrument-specific credit risk, which is recognized in the Consolidated Statements of Comprehensive Earnings. See a description of the fair value methodology used in Note B - Fair Value of Financial Instruments and Note G - Market Risk Benefits.
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
Reinsurance
Our insurance subsidiaries enter into reinsurance agreements with other companies in the normal course of business. For arrangements that meet the criteria to be accounted for as reinsurance, we present the amounts consistently and on a gross basis in our Consolidated Balance Sheets with the ceded reserves balance presented as a Reinsurance recoverable. Deferred gains will be included within Accounts payable and accrued expenses with the related accretion reflected within Life insurance premiums and other fees on the Consolidated Balance Sheets and Statements of Operations, respectively. Deferred costs will be included within the Prepaid expense and other assets with the related amortization reflected within Other operating expenses in the Consolidated Balance Sheets and Statements of Operations, respectively. Premium and expense are recorded net of reinsurance ceded.
For arrangements in which the underlying contracts do not included insurance risk or do not meet the criteria to be accounted for as reinsurance, the arrangements are accounted for as separate investment contracts or deposit accounting is applied, respectively. In both cases, we calculate a deposit asset based on the actual and expected cash flows associated to each arrangement and use the interest method to accrete the deposit asset using an effective yield based on changes in actual and expected cash flows. The deposit asset is presented within Reinsurance recoverable on the Consolidated Balance Sheets and the accretion of the deposit asset is presented within Benefits and other changes in policy reserves on the accompanying Consolidated Statements of Operations.

For certain arrangements that are not accounted for as reinsurance, the right of offset is applied when there is a right of offset explicit in the reinsurance agreement. This results in the assets and liabilities associated with the arrangement presented on a net basis in the accompanying Consolidated Balance Sheets, and the related net investment income, investment gain/loss, and change in deposit asset are presented net on the accompanying Consolidated Statements of Operations. F&G intends to apply the right of offset where there is a right of offset explicit in the reinsurance agreement.

Revenue Recognition
Life insurance premiums and other fees primarily reflect premiums on life-contingent PRTs and traditional life insurance products, which are recognized as revenue when due from the policyholder, as well as policy rider fees primarily on FIA policies, the cost of insurance on IUL policies and surrender charges assessed against policy withdrawals in excess of the policyholder's allowable penalty-free amounts. We have ceded the majority of our traditional life business to unaffiliated third-party reinsurers. While the base contract has been reinsured, we continue to retain the return of premium rider. Other income related to riders is earned when elected by the policyholder. Surrender charges are earned when a policyholder withdraws funds from the contract early or cancels the contract.
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
Premiums, annuity deposits (net of reinsurance and reinsurance recoverable) and funding agreements, which are not included as revenues in the accompanying Consolidated Statements of Operations, collected by product type were as follows:

	Year Ended December 31,
	2023	2022	2021
Product Type
Fixed indexed annuities	$4,738	$4,483	$4,420
Fixed rate annuities	1,147	1,522	878
Funding agreements (FABN/FHLB)	1,256	1,891	2,658
Life insurance and other (a)	646	446	329
Total	$7,787	$8,342	$8,285

(a)Life insurance and other primarily includes indexed universal life insurance.
Interest and investment income consist primarily of interest payments received on fixed maturity security holdings and dividends received on preferred and equity security holdings along with the investment income of limited partnerships and is recognized when earned.
Benefits and Other Changes in Policy Reserves
Benefit expenses for deferred annuities (FIAs and fixed rate annuities), IUL policies and funding agreements include interest credited, fixed interest, floating interest (specific to funding agreements) and/or index credits (specific to FIA and IUL policies), to contractholder account balances. Benefit claims in excess of contract account balances, net of reinsurance recoveries, are charged to expense in the period that they are earned by the policyholder based on their selected strategy or strategies. Other changes in policy reserves include the change in the fair value of the FIA embedded derivative.

Other changes in policy reserves also include the change in reserves for life insurance products. For traditional life and life-contingent immediate annuities (which includes PRT annuities with life contingencies), policy benefit claims are charged to expense in the period that the claims are incurred, net of reinsurance recoveries. Remeasurement gains or losses on the related FPB and DPL balances are presented parenthetically within Benefits and other changes in policy reserves in the accompanying Consolidated Statements of Operations.
Stock-Based Compensation Plans
We account for stock-based compensation plans using the fair value method. Using the fair value method of accounting, compensation cost is measured based on the fair value of the award at the grant date using quoted market prices and recognized over the service period. Refer to Note R - Employee Benefit Plans for more details regarding our stock compensation plans.
Earnings Per Share
Basic earnings per share (“EPS”), as presented on the Consolidated Statements of Operations, is computed by dividing net earnings from continuing operations and separately from discontinued operations by the weighted average number of common shares outstanding during the period. In periods when earnings are positive, diluted earnings per share is calculated by dividing net earnings from continuing operations and separately from discontinued operations by the weighted average number of common shares outstanding plus the impact of assumed conversions of potentially dilutive securities. For periods when we recognize a net loss, diluted earnings per share is equal to basic earnings per share as the impact of assumed conversions of potentially dilutive securities is considered to be antidilutive.
Refer to Note S - Earnings Per Share for more details over our calculation of EPS.
Comprehensive Earnings (Loss)
We report Comprehensive earnings (loss) in accordance with GAAP on the Consolidated Statements of Comprehensive Earnings (Loss). Total comprehensive earnings are defined as all changes in shareholders' equity during a period, other than those resulting from investments by and distributions to shareholders. While total comprehensive earnings is the activity in a period and is largely driven by net earnings in that period, accumulated other comprehensive earnings or loss represents the cumulative balance of other comprehensive earnings, net of tax, as of the balance sheet date. Amounts reclassified to net earnings relate to the realized gains (losses) on our investments and other financial instruments, excluding investments in unconsolidated affiliates, and are included in Recognized gains and losses, net on the Consolidated Statements of Operations.
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
Periodically, and at least annually, typically in the third quarter, we review the assumptions associated with reserves for policy benefits and product guarantees. During the third quarter of 2023 and for the year ended December 31, 2023, based on increases in interest rates and pricing changes, we updated certain FIA assumptions to calculate the fair value of the embedded derivative component within the contractholder funds and also aligned reserves to actual policyholder behavior. These changes resulted in an increase in total benefits and other changes in policy reserves of approximately $73 million.
During the fourth quarter of 2022, based on increases in interest rates and pricing changes during 2022, we updated certain FIA assumptions used to calculate the fair value of the embedded derivative component within contractholder funds and the fair value of market risk benefits. These changes, taken together, resulted in an increase in contractholder funds and market risk benefits of $99 million.
During the third quarter of 2021, we implemented a new actuarial valuation system. As a result, our third quarter 2021 assumption updates include model refinements and assumption updates resulting from the implementation. The system implementation and assumption review process that occurred in the third quarter of 2021, included refinements in the calculation of the fair value of the embedded derivative component of our FIAs within contractholder funds and updates to the surrender rates, GMWB utilization and earned rate assumptions to reflect our current and expected future experience. These changes, taken together, resulted in a decrease in contractholder funds and future policy reserves of $435 million. The majority of the changes represent one-time adjustments in the third quarter of 2021 related to the cumulative impact of the system implementation and are not expected to re-occur in the future.
Note B - Fair Value of Financial Instruments
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

The carrying amounts and estimated fair values of our financial instruments for which the disclosure of fair values is required, including financial assets and liabilities measured and carried at fair value on a recurring basis, was summarized according to the hierarchy previously described, as follows (in millions):

	December 31, 2023
	Level 1	Level 2	Level 3	NAV	Fair Value	Carrying Amount
Assets
Cash and cash equivalents	$1,563	$—	$—	$—	$1,563	$1,563
Fixed maturity securities, available-for-sale:
Asset-backed securities	—	7,212	7,122	—	14,334	14,334
Commercial mortgage-backed securities	—	4,392	18	—	4,410	4,410
Corporates	—	14,609	1,970	—	16,579	16,579
Hybrids	95	523	—	—	618	618
Municipals	—	1,518	49	—	1,567	1,567
Residential mortgage-backed securities	—	2,421	3	—	2,424	2,424
U.S. Government	261	—	—	—	261	261
Foreign Governments	—	210	16	—	226	226
Preferred securities	152	310	7	—	469	469
Equity securities	78	—	—	59	137	137
Derivative investments	—	740	57	—	797	797
Investment in unconsolidated affiliates	—	—	285	—	285	285
Short term investments	1,444	8	—	—	1,452	1,452
Reinsurance related embedded derivative, included in other assets	—	152	—	—	152	152
Other long-term investments	—	—	37		37	37
Market risk benefits asset	—	—	88	—	88	88
Total financial assets at fair value	$3,593	$32,095	$9,652	$59	$45,399	$45,399
Liabilities
Derivatives:
FIA/ IUL embedded derivatives, included in contractholder funds	$—	$—	$4,258	$—	$4,258	$4,258
Market risk benefits liability	—	—	403	—	403	403
Total financial liabilities at fair value	$—	$—	$4,661	$—	$4,661	$4,661

	December 31, 2022
	Level 1	Level 2	Level 3	NAV	Fair Value	Carrying Amount
Assets
Cash and cash equivalents	$960	$—	$—	$—	$960	$960
Fixed maturity securities, available-for-sale:
Asset-backed securities	—	5,204	6,263	—	11,467	11,467
Commercial mortgage-backed securities	—	2,999	37	—	3,036	3,036
Corporates	—	11,472	1,427	—	12,899	12,899
Hybrids	93	612	—	—	705	705
Municipals	—	1,381	29	—	1,410	1,410
Residential mortgage-backed securities	—	1,219	302	—	1,521	1,521
U.S. Government	32	—	—	—	32	32
Foreign Governments	—	132	16	—	148	148
Preferred securities	248	474	—	—	722	722
Equity securities	54	—	—	47	101	101
Derivative investments	—	244	—	—	244	244
Investment in unconsolidated affiliates	—	—	23	—	23	23
Short-term investments	1,556	—	—	—	1,556	1,556
Reinsurance related embedded derivative, included in other assets	—	279	—	—	279	279
Other long-term investments	—	—	48	—	48	48
Market risk benefits asset	—	—	117	—	117	117
Total financial assets at fair value	$2,943	$24,016	$8,262	$47	$35,268	$35,268
Liabilities
Derivatives:
FIA/ IUL embedded derivatives, included in contractholder funds	$—	$—	$3,115	$—	$3,115	$3,115
Market risk benefits liability	—	—	282	—	282	282
Total financial liabilities at fair value	$—	$—	$3,397	$—	$3,397	$3,397
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
We analyze the third-party valuation methodologies and related inputs to perform assessments to determine the appropriate level within the fair value hierarchy. However, we did not adjust prices received from third parties as of December 31, 2023 or 2022.
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
The fair value measurement of the FIA/IUL embedded derivatives included in contractholder funds is determined through a combination of market observable information and significant unobservable inputs using the option budget method. The market observable inputs are the market value of option and treasury rates. The significant unobservable inputs are the budgeted option cost (i.e., the expected cost to purchase call options in future periods to fund the equity indexed linked feature), surrender rates, mortality multiplier and non-performance spread. The mortality multiplier at December 31, 2023 and 2022 was applied to the 2012 Individual Annuity mortality tables. Increases or decreases in the market value of an option in isolation would result in a higher or lower, respectively, fair value measurement. Increases or decreases in treasury rates, mortality multiplier, surrender rates, or non-performance spread in isolation would result in a lower or higher fair value measurement, respectively. Generally, a change in any one unobservable input would not directly result in a change in any other unobservable input. Also refer to Management's Estimates in Note A - Business and Summary of Significant Accounting Policies regarding certain assumption updates.
The fair value of the reinsurance-related embedded derivatives in our funds withheld reinsurance agreements are estimated based upon the fair value of the assets supporting the funds withheld from reinsurance liabilities. The fair value of the assets is based on a quoted market price of similar assets (Level 2), and therefore the fair value of the embedded derivative is based on market-observable inputs and classified as Level 2.
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
Quantitative information regarding significant unobservable inputs used for recurring Level 3 fair value measurements of financial instruments carried at fair value as of December 31, 2023 and 2022, excluding assets and liabilities for which significant quantitative unobservable inputs are not developed internally and not readily available to the Company (primarily those valued using broker quotes and certain third-party pricing services) are as follows (in millions):

	Fair Value at	Valuation Technique	Unobservable Input(s)	Range (Weighted average)
	December 31, 2023			December 31, 2023
Assets
Asset-backed securities	57	Third-Party Valuation	Discount Rate	5.09% - 6.95% (6.00%)
Corporates	787	Third-Party Valuation	Discount Rate	0.00% - 12.87% (6.91%)
Municipals	32	Third-Party Valuation	Discount Rate	6.25% - 6.25% (6.25%)
Residential mortgage-backed securities	3	Third-Party Valuation	Discount Rate	5.46% - 5.46% (5.46%)
Foreign governments	16	Third-Party Valuation	Discount Rate	6.94% - 7.68% (7.45%)
Investment in unconsolidated affiliates	285	Market Comparable Company Analysis	EBITDA Multiple	4.4x - 31.8x (23.2x)
Other long-term investments:
Available-for-sale embedded derivative	28	Black Scholes Model	Market Value of Fund	100.00%
Market risk benefits asset	88	Discounted Cash Flow	Mortality	100.00% - 100.00% (100.00%)
			Surrender Rates	0.25% - 10.00% (5.22%)
			Partial Withdrawal Rates	0.00% - 23.26% (2.50%)
			Non-Performance Spread	0.38% - 1.10% (0.96%)
			GMWB Utilization	50.00% - 60.00% (50.81%)
Total financial assets at fair value (a)	$1,296

Liabilities
Derivatives:
FIA/IUL embedded derivatives, included in contractholder funds	$4,258	Discounted Cash Flow	Market Value of Option	0.00% - 18.93% (2.63%)
			Swap Rates	3.84% - 5.26% (4.55%)
			Mortality Multiplier	100.00% - 100.00% (100.00%)
			Surrender Rates	0.25% - 70.00% (6.83%)
			Partial Withdrawals	2.00% - 34.48% (2.74%)
			Non-Performance Spread	0.38% - 1.10% (0.96%)
			Option cost	0.07% - 5.48% (2.38%)
Market risk benefits liability	403	Discounted Cash Flow	Mortality	100.00% - 100.00% (100.00%)
			Surrender Rates	0.25% - 10.00% (5.22%)
			Partial Withdrawal Rates	0.00% - 23.26% (2.50%)
			Non-Performance Spread	0.38% - 1.10% (0.96%)
			GMWB Utilization	50.00% - 60.00% (50.81%)
Total financial liabilities at fair value	$4,661

(a) Excludes $8,356 million of assets for which significant quantitative unobservable inputs are not developed internally and not readily available to the Company (primarily those valued using broker quotes and certain third-party pricing services)

	Fair Value at	Valuation Technique	Unobservable Input(s)	Range (Weighted average)
	December 31, 2022			December 31, 2022
Assets
Asset-backed securities	91	Third-Party Valuation	Discount Rate	5.23% - 8.98% (6.07%)
Corporates	796	Third-Party Valuation	Discount Rate	4.75% - 12.45% (7.22%)
Municipals	29	Third-Party Valuation	Discount Rate	7.62% - 7.62% (7.62%)
Foreign governments	16	Third-Party Valuation	Discount Rate	5.99% - 6.28% (6.19%)
Investment in unconsolidated affiliates	23	Market Comparable Company Analysis	EBITDA Multiple	5x - 5.5x
Other long-term investments:
Available-for-sale embedded derivative	23	Black Scholes Model	Market Value of Fund	100.00%
Market risk benefits asset	117	Discounted Cash Flow	Mortality	100.00% - 100.00% (100.00%)
			Surrender Rates	0.25% - 10.00% (4.69%)
			Partial Withdrawal Rates	2.00% - 21.74% (2.49%)
			Non-Performance Spread	0.48% - 1.44% (1.30%)
			GMWB Utilization	50.00% - 60.00% (50.94%)
Total financial assets at fair value (a)	$1,095
Liabilities
Derivatives:
FIA/ IUL embedded derivatives, included in contractholder funds	$3,115	Discounted Cash Flow	Market Value of Option	0.00% - 23.90% (0.87%)
			Swap Rates	3.88% - 4.73% (4.31%)
			Mortality Multiplier	100.00% - 100.00% (100.00%)
			Surrender Rates	0.25% - 70.00% (6.57%)
			Partial Withdrawals	2.00% - 29.41% (2.73%)
			Non-Performance Spread	0.48% - 1.44% (1.30%)
			Option Cost	0.07% - 4.97% (1.89%)
Market risk benefits liability	282	Discounted Cash Flow	Mortality	100.00% - 100.00% (100.00%)
			Surrender Rates	0.25% - 10.00% (4.69%)
			Partial Withdrawal Rates	2.00% - 21.74% (2.49%)
			Non-Performance Spread	0.48% - 1.44% (1.30%)
			GMWB Utilization	50.00% - 60.00% (50.94%)
Total financial liabilities at fair value	$3,397
(a) Excludes $7,167 million of assets for which significant quantitative unobservable inputs are not developed internally and not readily available to the Company (primarily those valued using broker quotes and certain third-party pricing services)

The following tables summarize changes to the Company’s financial instruments carried at fair value and classified within Level 3 of the fair value hierarchy for the years ended December 31, 2023 and 2022, respectively (in millions). The gains and losses below may include changes in fair value due in part to observable inputs that are a component of the valuation methodology.

	Year ended December 31, 2023
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period		Change in Unrealized Included in OCI
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities available-for-sale:
Asset-backed securities	$6,263	$(53)	$186	$1,830	$(125)	$(738)	$(241)	$7,122		$185
Commercial mortgage-backed securities	37	—	2	22	—	—	(43)	18		2
Corporates	1,427	(2)	(21)	652	—	(94)	8	1,970		(20)
Municipals	29	—	20	—	—	—	—	49		20
Residential mortgage-backed securities	302	1	7	32	—	(9)	(330)	3		7
Foreign Governments	16	—	—	—	—	—	—	16		—
Short-term	—	—	—	204	(19)	(185)	—	—		—
Preferred securities	—	—	1	—	—	—	6	7		1
Derivative instruments	—	57	—	—	—	—	—	57		—
Other long-term investments:
Available-for-sale embedded derivative	23	—	4	—	—	—	—	27		4
Investment in affiliate	23	13	—	249	—	—	—	285		—
Credit linked note	15	—	—	—	—	(5)	—	10		—
Secured borrowing receivable	10	—	—	—	—	(10)	—	—		—
Subtotal assets at Level 3 fair value	$8,145	$16	$199	$2,989	$(144)	$(1,041)	$(600)	$9,564		$199
Market risk benefits asset (a)	117							88	106
Total assets at Level 3 fair value	$8,262							$9,652
Liabilities
FIA/IUL embedded derivatives, included in contractholder funds	3,115	257	—	1,049	—	(163)	—	4,258		—
Subtotal liabilities at Level 3 fair value	$3,115	$257	$—	$1,049	$—	$(163)	$—	$4,258		$—
Market risk benefits liability (a)	282							403
Total liabilities at Level 3 fair value	$3,397							$4,661
(a)Refer to Note G - Market Risk Benefits for roll forward activity of the net Market Risk Benefits Asset and Liability.

	Year ended December 31, 2022
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period	Change in Unrealized Included in OCI
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities available-for-sale:
Asset-backed securities	$3,959	$(6)	$(393)	$3,269	$(39)	$(541)	$14	$6,263	$(426)
Commercial mortgage-backed securities	35	—	(5)	—	—	—	7	37	(4)
Corporates	1,121	1	(187)	710	(20)	(215)	17	1,427	(188)
Municipals	43	—	(14)	—	—	—	—	29	(13)
Residential mortgage-backed securities	—	—	—	316	—	—	(14)	302	—
Foreign Governments	18	—	(2)	—	—	—	—	16	(1)
Investment in unconsolidated affiliates	21	—	2	—	—	—	—	23	2
Short-term	321	—	(1)	20	—	—	(340)	—	(1)
Preferred securities	1	—	(1)	—	—	—	—	—	(1)
Other long-term investments:
Available-for-sale embedded derivative	34	(11)	—	—	—	—	—	23	—
Credit linked note	23	(1)	(1)	—	(2)	(4)	—	15	—
Secured borrowing receivable	—	—	—	—	—	—	10	10
Subtotal assets at Level 3 fair value	$5,576	$(17)	$(602)	$4,315	$(61)	$(760)	$(306)	$8,145	$(632)
Market risk benefits asset (a)	41							117
Total assets at Level 3 fair value	$5,617							$8,262
Liabilities
FIA/IUL embedded derivatives, included in contractholder funds	3,883	(1,382)	—	768	—	(154)	—	3,115	—
Subtotal liabilities at Level 3 fair value	$3,883	$(1,382)	$—	$768	$—	$(154)	$—	$3,115	$—
Market risk benefits liability (a)	469							282
Total liabilities at Level 3 fair value	$4,352							$3,397
(a) Refer to Note G - Market Risk Benefits for roll forward activity of the net Market Risk Benefits Asset and Liability.
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
Investments in Unconsolidated affiliates
The fair value of investments in unconsolidated affiliates is primarily determined using NAV as a practical expedient. As discussed in Note A - Business and Summary of Significant Accounting Policies, recognition of income and adjustments to the carrying amount are delayed due to the availability of the related financial statements, which are obtained from the general partner generally on a one to three-month delay.
Policy Loans (included within Other long-term investments)
Fair values for policy loans are estimated from a discounted cash flow analysis, using interest rates currently being offered for loans with similar credit risk. Loans with similar characteristics are aggregated for purposes of the calculations, policy loans are classified as Level 3 in the fair value hierarchy.
Company Owned Life Insurance
Company owned life insurance (“COLI”) is a life insurance program used to finance certain employee benefit expenses. The fair value of COLI is based on net realizable value, which is generally cash surrender value. COLI is classified as Level 3 within the fair value hierarchy.
Other Invested Assets (included within Other long-term investments)
The fair value of bank loans is estimated using a discounted cash flow method with the discount rate based on weighted average cost of capital (“WACC”). This yield-based approach is sourced from a third-party vendor and the WACC establishes a market participant discount rate by determining the hypothetical capital structure for the asset should it be underwritten as of each period end. Other invested assets are classified as Level 3 within the fair value hierarchy.
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
Other
Federal Home Loan Bank of Atlanta (“FHLB”) common stock, Accounts receivable and Notes receivable are carried at cost, which approximates fair value. The carrying amount of FHLB common stock represents the value it can be sold back to the FHLB and is classified as Level 2 within the hierarchy. Accounts receivable and Notes receivable are classified as Level 3 within the fair value hierarchy.

Debt
The fair value of the $345 million aggregate principal amount of its 7.95% F&G Notes, $500 million aggregate principal amount of its 7.40% F&G Notes and the $550 million aggregate principal amount of its 5.50% Senior Notes due 2025 (the “5.50% F&G Notes”) are based on quoted market prices of debt with similar credit risk and tenor. The inputs used to measure the fair value of these debts results in a Level 2 classification within the fair value hierarchy.
The carrying value of the revolving credit facility at December 31, 2023 and 2022 approximates fair value as the rates are comparable to those at which we could currently borrow under similar terms. As such, the fair value of the revolving credit facility was classified as a Level 2 measurement.
The following tables provide the carrying value and estimated fair value of our financial instruments that are carried on the Consolidated Balance Sheets at amounts other than fair value, summarized according to the fair value hierarchy previously described (in millions).

	December 31, 2023
	Level 1	Level 2	Level 3	NAV	Total Estimated Fair Value	Carrying Amount
Assets
FHLB common stock	$—	$138	$—	$—	$138	$138
Commercial mortgage loans	—	—	2,253	—	2,253	2,538
Residential mortgage loans	—	—	2,545	—	2,545	2,798
Investments in unconsolidated affiliates	—	—	7	2,779	2,786	2,786
Policy loans	—	—	71	—	71	71
Company-owned life insurance	—	—	362	—	362	362
Total	$—	$138	$5,238	$2,779	$8,155	$8,693
Liabilities
Investment contracts, included in contractholder funds	—	—	40,229	—	40,229	44,540
Debt		1,777	—	—	1,777	1,754
Total	$—	$1,777	$40,229	$—	$42,006	$46,294

	December 31, 2022
	Level 1	Level 2	Level 3	NAV	Total Estimated Fair Value	Carrying Amount
Assets
FHLB common stock	$—	$99	$—	$—	$99	$99
Commercial mortgage loans	—	—	2,083	—	2,083	2,406
Residential mortgage loans	—	—	1,892	—	1,892	2,148
Investments in unconsolidated affiliates	—	—	5	2,427	2,432	2,432
Policy loans	—	—	52	—	52	52
Other invested assets	—	—	10	—	10	10
Company-owned life insurance	—	—	328	—	328	328
Total	$—	$99	$4,370	$2,427	$6,896	$7,475
Liabilities
Investment contracts, included in contractholder funds	—	—	34,464	—	34,464	38,412
Debt	—	1,092	—	—	1,092	1,114
Total	$—	$1,092	$34,464	$—	$35,556	$39,526
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
Note C - Investments
Our investments in fixed maturity securities have been designated as AFS and are carried at fair value, net of allowance for expected credit losses, with unrealized gains and losses included within AOCI, net of deferred income taxes. Our preferred and equity securities investments are carried at fair value with unrealized gains and losses included in net earnings. The Company’s consolidated investments are summarized as follows (in millions):

	December 31, 2023
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value
AFS securities
Asset-backed securities	$14,623	$(11)	$191	$(469)	$14,334	$14,334
Commercial mortgage-backed securities	4,732	(22)	23	(323)	4,410	4,410
Corporates	18,780	—	178	(2,379)	16,579	16,579
Hybrids	668	—	3	(53)	618	618
Municipals	1,776	—	14	(223)	1,567	1,567
Residential mortgage-backed securities	2,501	(2)	29	(104)	2,424	2,424
U.S. Government	258	—	4	(1)	261	261
Foreign Governments	263	—	2	(39)	226	226
Total AFS securities	$43,601	$(35)	$444	$(3,591)	$40,419	$40,419

	December 31, 2022
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value
AFS securities
Asset-backed securities	$12,209	$(8)	$36	$(770)	$11,467	$11,467
Commercial mortgage-backed securities	3,309	(1)	12	(284)	3,036	3,036
Corporates	15,879	(15)	30	(2,995)	12,899	12,899
Hybrids	781	—	8	(84)	705	705
Municipals	1,695	—	4	(289)	1,410	1,410
Residential mortgage-backed securities	1,631	(7)	6	(109)	1,521	1,521
U.S. Government	34	—	—	(2)	32	32
Foreign Governments	185	—	—	(37)	148	148
Total AFS securities	$35,723	$(31)	$96	$(4,570)	$31,218	$31,218
As of December 31, 2023 and 2022, the Company held $47 million and $27 million of investments that were non-income producing for a period greater than twelve months, respectively.
As of December 31, 2023 and 2022, the Company's accrued interest receivable balance was $469 million and $358 million, respectively. Accrued interest receivable is classified within Prepaid expenses and other assets within the Consolidated Balance Sheets.
In accordance with our FHLB agreements, the investments supporting the funding agreement liabilities are pledged as collateral to secure the FHLB funding agreement liabilities and are not available to us for general purposes. The collateral investments had a fair value of $4,345 million and $3,387 million as of December 31, 2023 and 2022, respectively.

The amortized cost and fair value of fixed maturity securities by contractual maturities, as applicable, are shown below (in millions). Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	December 31, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Corporates, Non-structured Hybrids, Municipal and U.S. Government Securities:
Due in one year or less	$383	$374	$124	$123
Due after one year through five years	3,207	3,129	2,193	2,059
Due after five years through ten years	2,822	2,680	1,840	1,633
Due after ten years	15,333	13,068	14,417	11,379
Subtotal	21,745	19,251	18,574	15,194
Other securities, which provide for periodic payments:
Asset-backed securities	14,623	14,334	12,209	11,467
Commercial mortgage-backed securities	4,732	4,410	3,309	3,036
Residential mortgage-backed securities	2,501	2,424	1,631	1,521
Subtotal	21,856	21,168	17,149	16,024
Total fixed maturity AFS securities	$43,601	$40,419	$35,723	$31,218
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
We recognize an allowance for current expected credit losses on fixed maturity securities in an unrealized loss position when it is determined, using the factors discussed above, a component of the unrealized loss is related to credit. We measure the credit loss using a discounted cash flow model that utilizes the single best estimate cash flow and the recognized credit loss is limited to the total unrealized loss on the security (i.e., the fair value floor). Cash flows are discounted using the implicit yield of bonds at their time of purchase and the current book yield for asset and mortgage backed securities as well as variable rate securities. We recognize the expected credit losses in Recognized gains and losses, net in the Consolidated Statements of Operations, with an offset for the amount of non-credit impairments recognized in AOCI. We do not measure a credit loss allowance on accrued investment income because we write-off accrued interest through Interest and investment income when collectability concerns arise.

We consider the following in determining whether write-offs of a security’s amortized cost are necessary:
•We believe amounts related to securities have become uncollectible;
•We intend to sell a security; or
•It is more likely than not that we will be required to sell a security prior to recovery.
If we intend to sell a fixed maturity security or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis and the fair value of the security is below amortized cost, we will write down the security to current fair value, with a corresponding charge, net of any amount previously recognized as an allowance for expected credit loss, to Recognized gains and losses, net in the accompanying Consolidated Statements of Operations. If we do not intend to sell a fixed maturity security or it is more likely than not that we will not be required to sell a fixed maturity security before recovery of its amortized cost basis but believe amounts related to a security are uncollectible, an impairment is deemed to have occurred and the amortized cost is written down to the estimated recovery value with a corresponding charge, net of any amount previously recognized as an allowance for expected credit loss, to Recognized gains and losses, net in the accompanying Consolidated Statements of Operations. The remainder of unrealized loss is held in other comprehensive income in the accompanying Consolidated Statements of Equity.
The activity in the allowance for expected credit losses of AFS securities aggregated by investment category was as follows (in millions):

	Year ended December 31, 2023

		Additions			Reductions
	Balance at Beginning of Period	For credit losses on securities for which losses were not previously recorded	For initial credit losses on purchased securities accounted for as PCD financial assets (a)	(Additions) reductions in allowance recorded on previously impaired securities	For securities sold during the period	For securities intended/required to be sold prior to recovery of amortized cost basis	Write offs charged against the allowance	Recoveries of amounts previously written off	Balance at End of Period
AFS securities
Asset-backed securities	$(8)	$(18)	$—	$15	$—	$—	$—	—	$(11)
Commercial mortgage-backed securities	(1)	(22)	—	1	—	—	—	—	(22)
Corporates	(15)	—	—	—	15	—	—	—	—
Residential mortgage-backed securities	(7)	(7)	—	12	—	—	—	—	(2)
Total AFS securities	$(31)	$(47)	$—	$28	$15	$—	$—	$—	$(35)

	Year ended December 31, 2022

		Additions			Reductions
	Balance at Beginning of Period	For credit losses on securities for which losses were not previously recorded	For initial credit losses on purchased securities accounted for as PCD financial assets (a)	(Additions) reductions in allowance recorded on previously impaired securities	For securities sold during the period	For securities intended/required to be sold prior to recovery of amortized cost basis	Write offs charged against the allowance	Recoveries of amounts previously written off	Balance at End of Period
AFS securities
Asset-backed securities	$(3)	$(7)	$—	$(1)	$2	$—	$1	—	$(8)
Commercial mortgage-backed securities	(2)	—	—	—	1	—	—	—	(1)
Corporates	—	(15)	—	—	—	—	—	—	(15)
Residential mortgage-backed securities	(3)	(2)	—	(2)	—	—	—	—	(7)
Total AFS securities	$(8)	$(24)	$—	$(3)	$3	$—	$1	$—	$(31)

	Year ended December 31, 2021

		Additions			Reductions
	Balance at Beginning of Period	For credit losses on securities for which losses were not previously recorded	For initial credit losses on purchased securities accounted for as PCD financial assets (a)	(Additions) reductions in allowance recorded on previously impaired securities	For securities sold during the period	For securities intended/required to be sold prior to recovery of amortized cost basis	Write offs charged against the allowance	Recoveries of amounts previously written off	Balance at End of Period
AFS securities
Asset-backed securities	$—	$—	$(1)	$(2)	$—	$—	$—	$—	$(3)
Commercial mortgage-backed securities	—	(2)	—	—	—	—	—	—	(2)
Corporates	(7)	—	—	6	—	—	—	1	—
Residential mortgage-backed securities	(3)	—	—	—	—	—	—	—	(3)
Total AFS securities	$(10)	$(2)	$(1)	$4	$—	$—	$—	$1	$(8)
(a) Purchased credit deteriorated financial assets (“PCD”).
PCDs are AFS securities purchased at a discount, where part of that discount is attributable to credit. Credit loss allowances are calculated for these securities as of the date of their acquisition, with the initial allowance serving to increase amortized cost. There were no purchases of PCD AFS securities during the years ended December 31, 2023 and 2022.

The fair value and gross unrealized losses of AFS securities, excluding securities in an unrealized loss position with an allowance for expected credit loss, aggregated by investment category and duration of fair value below amortized cost as of December 31, 2023 and 2022 were as follows (dollars in millions):

	December 31, 2023
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS securities
Asset-backed securities	$1,707	$(56)	$5,835	$(404)	$7,542	$(460)
Commercial mortgage-backed securities	798	(53)	1,916	(234)	2,714	(287)
Corporates	2,273	(128)	9,779	(2,251)	12,052	(2,379)
Hybrids	60	(2)	483	(51)	543	(53)
Municipals	392	(48)	884	(174)	1,276	(222)
Residential mortgage-backed securities	334	(5)	660	(89)	994	(94)
U.S. Government	5	—	9	(1)	14	(1)
Foreign Government	25	(1)	145	(38)	170	(39)
Total AFS securities	$5,594	$(293)	$19,711	$(3,242)	$25,305	$(3,535)
Total number of available-for-sale securities in an unrealized loss position less than twelve months						927
Total number of available-for-sale securities in an unrealized loss position twelve months or longer						2,602
Total number of AFS securities in an unrealized loss position						3,529

	December 31, 2022
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS securities
Asset-backed securities	$7,001	$(410)	$3,727	$(360)	$10,728	$(770)
Commercial mortgage-backed securities	2,065	(168)	475	(116)	2,540	(284)
Corporates	8,780	(1,679)	3,231	(1,312)	12,011	(2,991)
Hybrids	619	(83)	3	(1)	622	(84)
Municipals	948	(176)	352	(113)	1,300	(289)
Residential mortgage-backed securities	990	(51)	184	(22)	1,174	(73)
U.S. Government	11	(1)	21	(1)	32	(2)
Foreign Government	119	(32)	14	(5)	133	(37)
Total AFS securities	$20,533	$(2,600)	$8,007	$(1,930)	$28,540	$(4,530)
Total number of available-for-sale securities in an unrealized loss position less than twelve months						2,774
Total number of available-for-sale securities in an unrealized loss position twelve months or longer						1,212
Total number of AFS securities in an unrealized loss position						3,986
We determined the unrealized losses were caused by higher treasury rates compared to those at the time of the FNF acquisition or the purchase of the security if later. For securities in an unrealized loss position as of December 31, 2023, our allowance for expected credit loss was $35 million. We believe that the unrealized loss position for which we have not recorded an allowance for expected credit loss as of December 31, 2023 was primarily attributable to interest rate increases, near-term illiquidity, and other macroeconomic uncertainties as opposed to issuer specific credit concerns.

Mortgage Loans
Our mortgage loans are collateralized by commercial and residential properties.
Commercial Mortgage Loans
Commercial mortgage loans (“CMLs”) represented approximately 5% and 6% of our total investments as of December 31, 2023 and 2022, respectively. The mortgage loans in our investment portfolio, are generally comprised of high quality commercial first lien and mezzanine real estate loans. Mortgage loans are primarily on income producing properties including industrial properties, retail buildings, multifamily properties and office buildings. We diversify our CML portfolio by geographic region and property type to attempt to reduce concentration risk. We continuously evaluate CMLs based on relevant current information to ensure properties are performing at a consistent and acceptable level to secure the related debt. The distribution of CMLs, gross of valuation allowances, by property type and geographic region is reflected in the following tables (dollars in millions):

	December 31, 2023		December 31, 2022
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Property Type:
Hotel	$18	1%	$18	1%
Industrial	616	24%	520	22%
Mixed Use	11	—%	12	1%
Multifamily	1,012	40%	1,013	42%
Office	316	13%	330	14%
Retail	102	4%	105	4%
Student Housing	83	3%	83	3%
Other	392	15%	335	13%
Total CMLs, gross of valuation allowance	$2,550	100%	$2,416	100%
Allowance for expected credit loss	(12)		(10)
Total CMLs, net of valuation allowance	$2,538		$2,406

U.S. Region:
East North Central	$151	6%	$151	6%
East South Central	75	3%	76	3%
Middle Atlantic	354	14%	326	13%
Mountain	352	14%	355	15%
New England	168	6%	158	7%
Pacific	766	30%	708	28%
South Atlantic	563	22%	521	22%
West North Central	4	—%	4	1%
West South Central	117	5%	117	5%
Total CMLs, gross of valuation allowance	$2,550	100%	$2,416	100%
Allowance for expected credit loss	(12)		(10)
Total CMLs, net of valuation allowance	$2,538		$2,406

CMLs segregated by aging of the loans and charge offs (by year of origination) were as follows for the year ended December 31, 2023 (in millions):

	December 31, 2023
	Amortized Cost by Origination Year
	2023	2022	2021	2020	2019	Prior	Total
Current (less than 30 days past due)	$213	$288	$1,256	$512	$—	$259	$2,528
30-89 days past due	—	—	—	—	—	—	—
90 days or more past due	—	—	—	—	—	—	—
Total CMLs (a)	$213	$288	$1,256	$512	$—	$259	$2,528

Charge offs	$—	$—	$—	$—	$—	$3	$3
(a) Excludes loans under development with an amortized cost and estimated fair value of $22 million at December 31, 2023.
CMLs segregated by aging of the loans (by year of origination) were as follows for the year ended December 31, 2022 (in millions):

	December 31, 2022
	Amortized Cost by Origination Year
	2022	2021	2020	2019	2018	Prior	Total
Current (less than 30 days past due)	$341	$1,300	$488	$—	$—	$269	$2,398
30-89 days past due	—	—	—	—	—	—	—
90 days or more past due	—	—	—	—	—	9	9
Total CMLs (a)	$341	$1,300	$488	$—	$—	$278	$2,407
(a) Excludes loans under development with an amortized cost and estimated fair value of $9 million at December 31, 2022.
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

The following tables present the recorded investment in CMLs by LTV and DSC ratio categories and estimated fair value by the indicated loan-to-value ratios, gross of valuation allowances at December 31, 2023 and 2022 (dollars in millions):

	Debt-Service Coverage Ratios			Total Amount	% of Total	Estimated Fair Value	% of Total
	>1.25	1.00 - 1.25	<1.00
December 31, 2023
LTV Ratios:
Less than 50.00%	$519	$4	$10	$533	21%	$510	23%
50.00% to 59.99%	764	—	—	764	30%	679	30%
60.00% to 74.99%	1,160	56	—	1,216	48%	1,028	46%
75.00% to 84.99%	—	6	9	15	1%	14	1%
CMLs (a)	$2,443	$66	$19	$2,528	100%	$2,231	100%

December 31, 2022
LTV Ratios:
Less than 50.00%	$511	$4	$11	$526	22%	$490	24%
50.00% to 59.99%	706	—	—	706	29%	615	30%
60.00% to 74.99%	1,154	3	—	1,157	48%	955	45%
75.00% to 84.99%	—	—	18	18	1%	14	1%
CMLs (a)	$2,371	$7	$29	$2,407	100%	$2,074	100%
(a) Excludes loans under development with an amortized cost and estimated fair value of $22 million and $9 million at December 31, 2023 and 2022, respectively.

	December 31, 2023
	Amortized Cost by Origination Year
	2023	2022	2021	2020	2019	Prior	Total
LTV
Less than 50.00%	$85	$17	$77	$232	$—	$122	$533
50.00% to 59.99%	53	149	267	158	—	137	764
60.00% to 74.99%	69	113	912	122	—	—	1,216
75.00% to 84.99%	6	9	—	—	—	—	15
Total CMLs (a)	$213	$288	$1,256	$512	$—	$259	2,528
DSCR
Greater than 1.25x	$154	$276	$1,256	$512	$—	$245	$2,443
1.00x - 1.25x	59	3	—	—	—	4	66
Less than 1.00x	—	9	—	—	—	10	19
Total CMLs(a)	$213	$288	$1,256	$512	$—	$259	$2,528

	December 31, 2022
	Amortized Cost by Origination Year
	2022	2021	2020	2019	2018	Prior	Total
LTV
Less than 50.00%	$70	$120	$207	$—	$—	$129	$526
50.00% to 59.99%	149	268	158	—	—	131	706
60.00% to 74.99%	113	912	123	—	—	9	1,157
75.00% to 84.99%	9	—	—	—	—	9	18
Total CMLs (a)	$341	$1,300	$488	$—	$—	$278	$2,407
DSCR
Greater than 1.25x	$329	$1,300	$488	$—	$—	$254	$2,371
1.00x - 1.25x	3	—	—	—	—	4	7
Less than 1.00x	9	—	—	—	—	20	29
Total CMLs (a)	$341	$1,300	$488	$—	$—	$278	$2,407

(a) Excludes loans under development with an amortized cost and estimated fair value of $22 million and $9 million at December 31, 2023 and 2022, respectively.
We recognize a mortgage loan as delinquent when payments on the loan are greater than 30 days past due. At December 31, 2023 and 2022, we had no CMLs that were delinquent in principal or interest payments as shown in the risk rating exposure table.
Residential Mortgage Loans
Residential mortgage loans (“RMLs”) represented approximately 5% and 5% of our total investments as of December 31, 2023 and 2022, respectively. Our RMLs are closed end, amortizing loans and 100% of the properties are located in the United States. We diversify our RML portfolio by state to attempt to reduce concentration risk. The distribution of RMLs by state with highest-to-lowest concentration are reflected in the following tables, gross of valuation allowances (dollars in millions):

	December 31, 2023
U.S. State:	Amortized Cost	% of Total
Florida	$163	6%
New York	129	5%
Texas	129	5%
All other states (a)	2,431	84%
Total RMLs, gross of valuation allowance	$2,852	100%
Allowance for expected credit loss	(54)
Total RMLs, net of valuation allowance	$2,798
(a) The individual concentration of each state is equal to or less than 5% as of December 31, 2023.

	December 31, 2022
U.S. State:	Amortized Cost	% of Total
Florida	$324	15%
Texas	215	10%
New Jersey	172	8%
Pennsylvania	153	7%
California	139	6%
New York	138	6%
Georgia	125	6%
All other states (a)	914	42%
Total RMLs, gross of valuation allowance	$2,180	100%
Allowance for expected credit loss	(32)
Total RMLs, net of valuation allowance	$2,148
(a) The individual concentration of each state is equal to or less than 5% as of December 31, 2022.
RMLs have a primary credit quality indicator of either a performing or nonperforming loan. We define non-performing residential mortgage loans as those that are 90 or more days past due or in nonaccrual status, which is assessed monthly. The credit quality of RMLs was as follows (dollars in millions):

	December 31, 2023		December 31, 2022
Performance indicators:	Amortized Cost	% of Total	Amortized Cost	% of Total
Performing	$2,795	98%	$2,118	97%
Non-performing	57	2%	62	3%
Total RMLs, gross of valuation allowance	$2,852	100%	$2,180	100%
Allowance for expected loan loss	(54)	—	(32)	—
Total RMLs, net of valuation allowance	$2,798	100%	$2,148	100%

There were no charge offs recorded on RMLs during the year ended December 31, 2023. RMLs segregated by aging of the loans (by year of origination) as of December 31, 2023 and 2022 were as follows, gross of valuation allowances (in millions):

	December 31, 2023
	Amortized Cost by Origination Year
	2023	2022	2021	2020	2019	Prior	Total
Current (less than 30 days past due)	$373	$985	$854	$192	$183	$192	$2,779
30-89 days past due	—	4	7	3	—	2	16
Over 90 days past due	—	6	16	13	21	1	57
Total RMLs	$373	$995	$877	$208	$204	$195	$2,852

	December 31, 2022
	Amortized Cost by Origination Year
	2022	2021	2020	2019	2018	Prior	Total
Current (less than 30 days past due)	$766	$884	$214	$185	$23	$33	$2,105
30-89 days past due	2	7	—	4	—	—	13
Over 90 days past due	3	9	15	34	1	—	62
Total RMLs	$771	$900	$229	$223	$24	$33	$2,180
Non-accrual loans by amortized cost as of December 31, 2023 and 2022, were as follows (in millions):

	December 31, 2023	December 31, 2022
Residential mortgage	$57	$62
Commercial mortgage	—	9
Total non-accrual mortgages	$57	$71
Immaterial interest income was recognized on non-accrual financing receivables for the years ended December 31, 2023 and 2022.
It is our policy to cease to accrue interest on loans that are delinquent for 90 days or more. For loans less than 90 days delinquent, interest is accrued unless it is determined that the accrued interest is not collectible. If a loan becomes 90 days or more delinquent, it is our general policy to initiate foreclosure proceedings unless a workout arrangement to bring the loan current is in place. As of December 31, 2023 and 2022, we had $57 million and $71 million, respectively, of mortgage loans that were over 90 days past due, of which $41 million and $38 million were in the process of foreclosure as of December 31, 2023 and 2022, respectively.
Allowance for Expected Credit Loss
We estimate expected credit losses for our commercial and residential mortgage loan portfolios using a probability of default/loss given default model. Significant inputs to this model include, where applicable, the loans' current performance, underlying collateral type, location, contractual life, LTV, DSC and Debt to Income or FICO. The model projects losses using a two year reasonable and supportable forecast and then reverts over a three year period to market-wide historical loss experience. Changes in our allowance for expected credit losses on mortgage loans are recognized in Recognized gains and losses, net in the accompanying Consolidated Statements of Operations.

The allowances for our mortgage loan portfolio are summarized as follows (in millions):

	Year Ended December 31,
	2023			2022			2021
	Residential Mortgages	Commercial Mortgages	Total	Residential Mortgages	Commercial Mortgages	Total	Residential Mortgages	Commercial Mortgages	Total
Beginning Balance	$32	$10	$42	$25	$6	$31	$37	$2	$39
Provision for loan losses	22	5	27	7	4	11	(12)	4	(8)
Loans charged off	—	(3)	(3)	—	—	—	—	—	—
Ending Balance	$54	$12	$66	$32	$10	$42	$25	$6	$31
An allowance for expected credit loss is not measured on accrued interest income for commercial mortgage loans as we have a process to write-off interest on loans that enter into non-accrual status (90 days or more past due). Allowances for expected credit losses are measured on accrued interest income for residential mortgage loans and were immaterial as of December 31, 2023 and 2022.
Interest and Investment Income
The major sources of Interest and investment income reported on the accompanying Consolidated Statements of Operations were as follows (in millions):

	Year ended December 31,
	2023	2022	2021
Fixed maturity securities, available-for-sale	$1,843	$1,431	$1,213
Equity securities	20	17	11
Preferred securities	41	49	47
Mortgage loans	229	186	131
Invested cash and short-term investments	76	33	7
Limited partnerships	229	110	589
Other investments	27	20	17
Gross investment income	2,465	1,846	2,015
Investment expense	(254)	(191)	(163)
Interest and investment income	$2,211	$1,655	$1,852
Interest and investment income is shown net of amounts attributable to certain funds withheld reinsurance agreements which is passed along to the reinsurer in accordance with the terms of these agreements. Interest and investment income attributable to these agreements, and thus excluded from the totals in the table above, was $339 million, $109 million and $53 million, for the years ended December 31, 2023, 2022 and 2021, respectively.

Recognized Gains and Losses, net
Details underlying Recognized gains and losses, net reported on the accompanying Consolidated Statements of Operations were as follows (in millions):

	Year ended December 31,
	2023	2022	2021
Net realized (losses) gains on fixed maturity available-for-sale securities	$(155)	$(241)	$102
Net realized/unrealized (losses) gains on equity securities (a)	18	(40)	(37)
Net realized/unrealized (losses) gains on preferred securities (b)	2	(167)	(14)
Realized (losses) gains on other invested assets	24	(13)	6
Change in allowance for expected credit losses	(37)	(34)	4
Derivatives and embedded derivatives:
Realized (losses) gains on certain derivative instruments	(211)	(164)	455
Unrealized (losses) gains on certain derivative instruments	358	(693)	160
Change in fair value of reinsurance related embedded derivatives	(128)	352	34
Change in fair value of other derivatives and embedded derivatives	5	(10)	5
Realized (losses) gains on derivatives and embedded derivatives	24	(515)	654
Recognized gains and losses, net	$(124)	$(1,010)	$715

(a)Includes net valuation (losses) gains of $18 million, $(40) million, and $(37) million for the years ended December 31, 2023, 2022 and 2021, respectively.
(b)Includes net valuation (losses) gains of $73 million, $(159) million, and $(14) million for the years ended December 31, 2023, 2022 and 2021, respectively.
Recognized gains and losses is shown net of amounts attributable to certain funds withheld reinsurance agreements which is passed along to the reinsurer in accordance with the terms of these agreements. Recognized gains and losses attributable to these agreements, and thus excluded from the totals in the table above, was $(123) million, $381 million and $15 million for the years ended December 31, 2023, 2022 and 2021, respectively.
The proceeds from the sale of fixed-maturity securities and the gross gains and losses associated with those transactions were as follows (in millions):

	Year ended December 31,
	2023	2022	2021
Proceeds	$2,590	$3,097	$4,555
Gross gains	8	13	142
Gross losses	(134)	(239)	(42)
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
Our maximum loss exposure with respect to these VIEs is limited to the investment carrying amounts reported in our Consolidated Balance Sheets for limited partnerships and the amortized costs of certain of our fixed maturity securities, in addition to any required unfunded commitments (also refer to Note N - Commitments and Contingencies).
The following table summarizes the carrying value and the maximum loss exposure of our unconsolidated VIEs as of December 31, 2023 and 2022 (in millions):

	December 31, 2023		December 31, 2022
	Carrying Value	Maximum Loss Exposure	Carrying Value	Maximum Loss Exposure
Investment in unconsolidated affiliates	$3,071	$4,806	$2,427	$4,030
Fixed maturity securities	20,837	22,346	15,680	17,404
Total unconsolidated VIE investments	$23,908	$27,152	$18,107	$21,434
Concentrations
Our underlying investment concentrations that exceed 10% of shareholders equity as of December 31, 2023 and 2022 are as follows (in millions):

	December 31, 2023	December 31, 2022
Blackstone Wave Asset Holdco (a)	$725	$741
ELBA (b)	463	470
COLI	324	308
Verus Securitization Trust (c)(e)	—	302
Jade 1 (d)(e)	—	271
Jade 2 (d)(e)	—	271
Jade 3 (d)(e)	—	271
Jade 4 (d)(e)	—	271
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
(e)Investments did not exceed 10% of shareholder’s equity as of December 31, 2023.

Note D - Derivative Financial Instruments
The carrying amounts of derivative instruments, including derivative instruments embedded in FIA and IUL contracts, and reinsurance is as follows (in millions):

	December 31, 2023	December 31, 2022
Assets:
Derivative investments:
Call options	$739	$244
Interest rate swaps	57	—
Foreign currency forward	1	—
Other long-term investments:
Other embedded derivatives	28	23
Prepaid expenses and other assets:
Reinsurance related embedded derivatives	152	279
Total	$977	$546

Liabilities
Contractholder funds:
FIA/IUL embedded derivatives	$4,258	$3,115
Total	$4,258	$3,115
The change in fair value of derivative instruments included within Recognized gains and losses, net, in the accompanying Consolidated Statements of Operations is as follows (in millions):

	Year ended December 31,
	2023	2022	2021
Net investment gains (losses):
Call options	$92	$(862)	$597
Interest rate swaps	48	—	—
Futures contracts	9	(7)	8
Foreign currency forwards	(2)	12	10
Other derivatives and embedded derivatives	5	(10)	5
Reinsurance related embedded derivatives	(128)	352	34
Total net investment gains (losses)	$24	$(515)	$654

Benefits and other changes in policy reserves:
FIA/ IUL embedded derivatives (decrease) increase	$1,143	$(768)	$479
Additional Disclosures
See descriptions of the fair value methodologies used for derivative financial instruments in Note B - Fair Value of Financial Instruments.
FIA/IUL Embedded Derivative, Call Options and Futures
We have FIA and IUL contracts that permit the holder to elect an interest rate return or an equity index linked component, where interest credited to the contracts is linked to the performance of various equity indices, primarily the S&P 500 Index. This feature represents an embedded derivative under GAAP. The FIA/IUL embedded derivatives are valued at fair value and included in the liability for contractholder funds in the accompanying Consolidated Balance Sheets with changes in fair value included as a component of Benefits and other changes in policy reserves in the Consolidated Statements of Operations.
We purchase derivatives consisting of a combination of call options and futures contracts (specifically for FIA contracts) on the applicable market indices to fund the index credits due to FIA/IUL contractholders. The call options are one, two, three, and five year options purchased to match the funding requirements of the underlying policies. On the respective anniversary dates of the indexed policies, the index used to compute the interest credit is reset and we purchase new call options to fund the next index credit. We manage the cost of these purchases through the terms of our FIA/IUL contracts, which permit us to change caps, spreads or participation rates, subject to guaranteed minimums, on each contract’s anniversary date. The change in the fair value of the call options and futures contracts is generally designed to offset the portion of the change in the fair value of the FIA/IUL embedded derivatives related to index performance through the current credit period. The call options and futures contracts are marked to fair value with the change in fair value included as a component of Recognized gains and (losses), net, in the accompanying Consolidated Statements of Operations. The change in fair value of the call options and futures contracts includes the gains and losses recognized at the expiration of the instrument term or upon early termination and the changes in fair value of open positions.
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
Interest Rate Swaps

We utilize interest rate swaps to reduce market risks from interest rate changes on our earnings associated with our floating rate investments. With an interest rate swap, we agree with another party to exchange the difference between fixed-rate and floating-rate interest amounts tied to an agreed upon notional principal at specified intervals. The interest rate swaps are marked to fair value with the change in fair value, including accrued interest and related periodic cash flows received or paid, included as a component of Recognized gains and losses, net, in the accompanying Consolidated Statements of Operations.
Reinsurance Related Embedded Derivatives
F&G cedes certain business on a coinsurance funds withheld basis. Investment results for the assets that support the coinsurance that are segregated within the funds withheld account are passed directly to the reinsurer pursuant to the contractual terms of the reinsurance agreement, which creates embedded derivatives considered to be total return swaps. These total return swaps are not clearly and closely related to the underlying reinsurance contract and thus require bifurcation. The fair value of the total return swaps is based on the change in fair value of the underlying assets held in the funds withheld account. These embedded derivatives are reported in Prepaid expenses and other assets if in a net gain position, or Accounts payable and accrued liabilities, if in a net loss position on the Consolidated Balance Sheets and the related gains or losses are reported in Recognized gains and losses, net, on the Consolidated Statements of Operations.
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

Information regarding our exposure to credit loss on the call options and interest rate swaps we hold is presented in the following table (in millions):

		December 31, 2023
Counterparty	Credit Rating (Fitch/Moody's/S&P) (a)	Notional Amount	Fair Value	Collateral	Net Credit Risk
Merrill Lynch	AA/*/A+	$4,408	$96	$59	$37
Morgan Stanley	AA-/Aa3/A+	3,466	102	116	—
Barclay's Bank	A+/A1/A+	6,236	102	100	2
Canadian Imperial Bank of Commerce	AA-/A2/A-	5,983	147	148	—
Wells Fargo	AA-/Aa2/A+	1,443	58	60	—
Goldman Sachs	A+/A1/A+	1,919	45	45	—
Credit Suisse	A+/A3/A+	92	4	4	—
Truist	A+/A2/A	2,759	124	124	—
Citibank	A+/Aa3/A+	1,073	27	28	—
JP Morgan	AA/Aa2/A+	2,589	91	91	—
Total		$29,968	$796	$775	$39

		December 31, 2022
Counterparty	Credit Rating (Fitch/Moody's/S&P) (a)	Notional Amount	Fair Value	Collateral	Net Credit Risk
Merrill Lynch	AA/*/A+	$3,563	$23	$—	$23
Morgan Stanley	*/Aa3/A+	1,699	14	19	—
Barclay's Bank	A+/A1/A	6,049	65	59	6
Canadian Imperial Bank of Commerce	AA/Aa2/A+	5,169	68	64	4
Wells Fargo	A+/A1/BBB+	1,361	17	17	—
Goldman Sachs	A/A2/BBB+	1,133	9	10	—
Credit Suisse	BBB+/A3/A-	1,039	5	5	—
Truist	A+/A2/A	2,489	35	36	—
Citibank	A+/Aa3/A+	795	8	9	—
Total		$23,297	$244	$219	$33

(a)An * represents credit ratings that were not available.
Collateral Agreements
We are required to maintain minimum ratings as a matter of routine practice as part of our over-the-counter derivative agreements on ISDA forms. Under some ISDA agreements, we have agreed to maintain certain financial strength ratings. A downgrade below these levels provides the counterparty under the agreement the right to terminate the open derivative contracts between the parties, at which time any amounts payable by us or the counterparty would be dependent on the market value of the underlying contracts. Our current rating does not allow any counterparty the right to terminate ISDA agreements. In certain transactions, both us and the counterparty have entered into a collateral support agreement requiring either party to post collateral when the net exposures exceed pre-determined thresholds. For all counterparties, except Merrill Lynch, this threshold is set to zero. As of December 31, 2023 and 2022 counterparties posted $775 million and $219 million, respectively, of collateral of which $588 million and $178 million, respectively, is included in Cash and cash equivalents with an associated payable for this collateral included in Accounts payable and accrued liabilities on the Consolidated Balance Sheets. Accordingly, the maximum amount of loss due to credit risk that we would incur if parties to the derivatives failed completely to perform according to the terms of the contracts was $39 million at December 31, 2023 and $33 million at December 31, 2022.
We are required to pay counterparties the effective federal funds rate each day for cash collateral posted to F&G for daily mark to market margin changes. We reinvest derivative cash collateral to reduce the interest cost. Cash collateral is invested in overnight investment sweep products, which are included in cash and cash equivalents in the accompanying Consolidated Balance Sheets.
We held 439 and 409 futures contracts at December 31, 2023 and 2022, respectively. The fair value of the futures contracts represents the cumulative unsettled variation margin (open trade equity, net of cash settlements). We provide cash collateral to the counterparties for the initial and variation margin on the futures contracts, which is included in Cash and cash equivalents in the accompanying Consolidated Balance Sheets. The amount of cash collateral held by the counterparties for such contracts was $4 million and $3 million at December 31, 2023 and 2022, respectively.
Note E - Reinsurance
F&G reinsures portions of its policy risks with other insurance companies. The use of indemnity reinsurance does not discharge an insurer from liability on the insurance ceded. The insurer is required to pay in full the amount of its insurance liability regardless of whether it is entitled to or able to receive payment from the reinsurer. The portion of risks exceeding F&G's retention limit is reinsured. F&G primarily seeks reinsurance coverage in order to manage loss exposures, to enhance our capital position, to diversify risks and earnings, and to manage new business volume. F&G follows reinsurance accounting when the treaty adequately transfers insurance risk. Otherwise, F&G follows deposit accounting if there is inadequate transfer of insurance risk or if the underlying policy for which risk is being transferred is an investment contract that does not contain insurance risk. Refer to Note A - Business and Summary of Significant Accounting Policies for more information over our accounting policy for reinsurance agreements.

The effects of reinsurance on net premiums earned and net benefits incurred (benefits paid and reserve changes) for the years ended December 31, 2023, 2022, and 2021 respectively, were as follows (in millions):

	Year Ended December 31,
	2023		2022		2021
	Net Premiums Earned	Net Benefits Incurred	Net Premiums Earned	Net Benefits Incurred	Net Premiums Earned	Net Benefits Incurred
Direct	$2,112	$3,728	$1,522	$3,640	$1,314	$3,070
Ceded	(105)	(175)	(128)	(2,514)	(137)	(1,138)
Net	$2,007	$3,553	$1,394	$1,126	$1,177	$1,932
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

The following summarizes our reinsurance recoverable (in millions):

Parent Company/ Principal Reinsurers	Reinsurance Recoverable (a)		Agreement Type	Products Covered	Accounting
	December 31, 2023	December 31, 2022
Aspida Life Re Ltd	$6,128	$3,121	Coinsurance Funds Withheld	Certain MYGA (b)	Deposit
Wilton Reassurance Company	1,092	1,231	Coinsurance	Block of traditional, IUL and UL (c)	Reinsurance
Somerset Reinsurance Ltd	716	570	Coinsurance Funds Withheld	Certain MYGA (b) and DA	Deposit
Everlake Life Insurance Company	509	—	Coinsurance (d)	Certain MYGA (b) (d)	Deposit
Other (e)	536	505
Reinsurance recoverable, gross of allowance for credit losses	8,981	5,427
Allowance for expected credit loss	(21)	(10)
Reinsurance recoverable, net of allowance for credit losses	$8,960	$5,417

(a) Reinsurance recoverables do not include unearned ceded premiums that would be recovered in the event of early termination of certain traditional life policies.
(b) As of the years ended December 31, 2023 and 2022, the combined quota share flow reinsurance amongst all reinsurers was 90% and 75%, respectively.
(c) Also includes certain FGL Insurance life insurance policies that are subject to redundant reserves, reported on a statutory basis, under Regulation XXX and Guideline AXXX.
(d) Reinsurance recoverable is collateralized by assets placed in a statutory comfort trust by the reinsurer and maintained for our sole benefit.
(e) Represents all other reinsurers, with no single reinsurer having a carrying value in excess of 5% of total reinsurance recoverable.
F&G incurred risk charge fees of $39 million, $36 million, and $28 million during the years ended December 31, 2023, 2022, and 2021, respectively, in relation to reinsurance agreements.
Credit Losses
F&G estimates expected credit losses on reinsurance recoverables using a probability of default/loss given default model. Significant inputs to the model include the reinsurer's credit risk, expected timing of recovery, industry-wide historical default experience, senior unsecured bond recovery rates, and credit enhancement features.
The expected credit loss reserves were as follows (in millions):

	Year Ended
	December 31, 2023	December 31, 2022
Balance at Beginning of Period	$(10)	$(20)
Provision for losses	(11)	10
Charge offs	—	—
Balance at End of Period	$(21)	$(10)
Concentration of Reinsurance Risk
As indicated above, the Company has a significant concentration of reinsurance risk with third party reinsurers, ASPIDA Life Re Ltd. (“Aspida Re”), Wilton Reinsurance (“Wilton Re”), Somerset Reinsurance Ltd. (“Somerset”) and Everlake Life Insurance Company (“Everlake”) that could have a material impact on our financial position in the event that any of these reinsurers fails to perform its obligations under the various reinsurance treaties. We monitor the financial condition and financial strength of individual reinsurers using public ratings (refer to table below) and ratings reports of individual reinsurers to attempt to reduce the risk of default by such reinsurers. In addition, the risk of non-performance is further mitigated with various forms of collateral or collateral arrangements, including secured trusts, funds withheld accounts and irrevocable letters of credit. We believe that all amounts due from Aspida Re, Wilton Re, Somerset and Everlake for periodic treaty settlements, net of any applicable credit loss reserves, are collectible as of December 31, 2023. The following table presents financial strength ratings as of December 31, 2023:

Parent Company/Principal Reinsurers	Financial Strength Rating
	AM Best	S&P	Fitch	Moody's
Aspida Life Re Ltd	A-	not rated	not rated	not rated
Wilton Re	A+	not rated	A	not rated
Somerset Reinsurance Ltd	A-	BBB+	not rated	not rated
Everlake	A+	not rated	not rated	not rated
Reinsurance Transactions

The following summarizes significant changes to third-party reinsurance agreements for the year ended December 31, 2023:

Everlake and Somerset: F&G executed flow reinsurance agreements with Everlake and Somerset, third-party reinsurers, to cede certain MYGA business written effective September 1, 2023, and December 1, 2023, respectively, on a coinsurance quota share basis.

Canada Life: Effective May 1, 2020, F&G entered into an indemnity reinsurance agreement with Canada Life Assurance Company (“Canada Life”) United States Branch, a third-party reinsurer, to reinsure FIA policies with GMWB Riders. In accordance with the terms of this agreement, F&G cedes a quota share percentage of the net retention of guaranteed payments in excess of account value for GMWB. Effective December 31, 2023, we entered a Recapture and Termination Agreement with Canada Life whereby 100% of the liabilities and obligations were recaptured.

There were no significant changes to third party reinsurance agreements for the year ended December 31, 2022.
Intercompany Reinsurance Agreements
The Company executes various intercompany reinsurance agreements between its insurance subsidiaries, including off shore entities, for purposes of managing regulatory statutory capital and risk. Since these agreements are intercompany, the financial impacts are eliminated in the preparation of the Consolidated Financial Statements included within this Annual Report on Form 10-K.
Some of these intercompany transactions are executed with wholly owned reinsurance subsidiaries, Corbeau Re, Inc. (“Corbeau Re”), Raven Reinsurance Company (“Raven Re”) and F&G Cayman Re (“Cayman Re”), to finance the portion of statutory reserves considered to be non-economic. The financing arrangements involve Fidelity & Guaranty Life Insurance Company reinsuring certain annuity products and their related rider benefits to the captives and the captives executing third-party financing facilities that are classified as capital for statutory purposes.
The transaction with Raven Re and Cayman Re included the execution of letter of credits with Nomura Bank International plc (“NBI”) and Deutsche Bank AG (“DB”), respectively, that are undrawn and have maximum borrowing capacities of $200 million and $200 million, respectively, as of December 31, 2023. The transaction with Corbeau Re included the execution of an excess of loss agreement (“XOL”) with Canada Life Barbados Branch that matures on December 31, 2043, and provides for coverage on losses up to $1,500 million as of December 31, 2023. With Corbeau Re, non-economic reserves were financed through the maturity date of the XOL and statutory reserves are recorded for all risks expected to be incurred after the maturity date of the XOL. The XOL is not accounted for as reinsurance as it does not satisfy the risk transfer requirements for GAAP; therefore, deposit accounting is applied.

Note F - Intangibles
The following table reconciles to Other intangible assets, net, on the Consolidated Balance Sheets as of December 31, 2023 and 2022 (in millions):

	December 31, 2023	December 31, 2022
VOBA	$1,446	$1,615
DAC	2,215	1,411
DSI	346	200
Value of distribution asset	86	100
Computer software	65	61
Definite lived trademarks, tradenames, and other	41	34
Indefinite lived tradenames and other	8	8
Total Other intangible assets, net	$4,207	$3,429
The following tables roll forward VOBA by product for the years ended December 31, 2023 and 2022 (in millions):

	FIA	Fixed Rate Annuities	Immediate Annuities	Universal Life	Traditional Life	Total
Balance at January 1, 2023	$1,166	$32	$201	$143	$73	$1,615
Amortization	(141)	(5)	(10)	(9)	(4)	(169)
Balance at December 31, 2023	$1,025	$27	$191	$134	$69	$1,446

	FIA	Fixed Rate Annuities	Immediate Annuities	Universal Life	Traditional Life	Total
Balance at January 1, 2022	$1,314	$39	$212	$153	$25	$1,743
Amortization	(148)	(7)	(11)	(10)	(4)	(180)
Shadow Premium Deficiency Testing (“PDT”)	—	—	—	—	52	52
Balance at December 31, 2022	$1,166	$32	$201	$143	$73	$1,615
VOBA amortization expense of $169 million, $180 million, and $195 million, was recorded in Depreciation and amortization on the Consolidated Statements of Operations for the years ended December 31, 2023, 2022, and 2021 respectively.
The following table presents a reconciliation of VOBA to the table above which is reconciled to the Consolidated Balance Sheets as of December 31, 2023 and 2022 (in millions):

	December 31, 2023	December 31, 2022
FIA	$1,025	$1,166
Fixed Rate Annuities	27	32
Immediate Annuities	191	201
Universal Life	134	143
Traditional Life	69	73
Total	$1,446	$1,615

The following tables roll forward DAC by product for the years ended December 31, 2023 and 2022 (in millions):

	FIA	Fixed Rate Annuities	Universal Life	Total (a)
Balance at January 1, 2023	$971	$83	$348	$1,402
Capitalization	510	177	229	916
Amortization	(103)	(51)	(32)	(186)
Reinsurance related adjustments	—	79	—	79
Balance at December 31, 2023	$1,378	$288	$545	$2,211

	FIA	Fixed Rate Annuities	Universal Life	Total (a)
Balance at January 1, 2022	$564	$38	$173	$775
Capitalization	474	56	196	726
Amortization	(67)	(11)	(21)	(99)
Balance at December 31, 2022	$971	$83	$348	$1,402
(a) Excludes insignificant amounts of DAC related to Funding Agreement Backed Note (“FABN”).
DAC amortization expense of $186 million, $99 million, and $46 million, was recorded in Depreciation and amortization on the Consolidated Statements of Operations for the years ended December 31, 2023, 2022, and 2021, respectively, excluding insignificant amounts related to FABN.
The following table presents a reconciliation of DAC to the table above which is reconciled to the Consolidated Balance Sheets as of December 31, 2023 and 2022 (in millions):

	December 31, 2023	December 31, 2022
FIA	$1,378	$971
Fixed Rate Annuities	288	83
Universal Life	545	348
Funding Agreements	4	9
Total	$2,215	$1,411
The following tables roll forward DSI for the years ended December 31, 2023 and 2022 (in millions):

	FIA	Total
Balance at January 1, 2023	$200	$200
Capitalization	168	168
Amortization	(22)	(22)
Balance at December 31, 2023	$346	$346

	FIA	Total
Balance at January 1, 2022	$127	$127
Capitalization	87	87
Amortization	(14)	(14)
Balance at December 31, 2022	$200	$200

DSI amortization expense of $22 million, $14 million, and $7 million, was recorded in Depreciation and amortization on the Consolidated Statements of Operations for the years ended December 31, 2023, 2022, and 2021, respectively.
The following table presents a reconciliation of DSI to the table above which is reconciled to the Consolidated Balance Sheets as of December 31, 2023 and 2022 (in millions):

	December 31, 2023	December 31, 2022
FIA	$346	$200
Total	$346	$200
The cash flow assumptions used to amortize VOBA and DAC were consistent with the assumptions used to estimate the FPB for life contingent immediate annuities, and will be reviewed and unlocked, if applicable, in the same period as those balances. For nonparticipating traditional life contracts, the VOBA amortization is straight-line, without the use of cash flow assumptions. For FIA contracts, the cash flow assumptions used to amortize VOBA, DAC, and DSI were consistent with the assumptions used to estimate the value of the embedded derivative and MRBs, and will be reviewed and unlocked, if applicable, in the same period as those balances. For fixed rate annuities and IUL the cash flow assumptions used to amortize VOBA, DAC and DSI reflect the Company’s best estimates for policyholder behavior, consistent with the development of assumptions for FIA and immediate annuity. Refer to Note A - Business and Summary of Significant Accounting Policies for further information about accounting policies for amortization of VOBA, DAC and DSI.
We review cash flow assumptions annually, generally in the third quarter. In 2023, F&G undertook a review of all significant assumptions and revised several assumptions relating to our deferred annuity (FIA and fixed rate annuity) and IUL products, including surrender rates, partial withdrawal rates, mortality improvement, premium persistency, and option budgets. All updates to these assumptions brought us more in line with our company and overall industry experience since the prior assumption update. In 2022, F&G undertook a review of all significant assumptions and revised GMWB utilization for our deferred annuity contracts (FIA and fixed rate annuities) to reflect internal and industry experience in the first several contract years.
For the in-force liabilities as of December 31, 2023, the estimated amortization expense for VOBA in future fiscal periods is as follows (in millions):

Estimated Amortization Expense
Fiscal Year
2024	$149
2025	139
2026	127
2027	116
2028	105
Thereafter	810
Total	$1,446

Definite and Indefinite Lived Other Intangible Assets
Other intangible assets as of December 31, 2023 consist of the following (in millions):

	Cost	Accumulated amortization	Net carrying amount	Weighted average useful life (years)
Value of distribution asset (VODA)	$140	$(54)	$86	15
Computer software	94	(29)	65	2 to 10
Definite lived trademarks, tradenames, and other	54	(13)	41	10
Indefinite lived tradenames and other	8	N/A	8	Indefinite
Total			$200
Other intangible assets as of December 31, 2022 consist of the following (in millions):

	Cost	Accumulated amortization	Net carrying amount	Weighted average useful life (years)
Value of distribution asset (VODA)	$140	$(40)	$100	15
Computer software	82	(21)	61	2 to 10
Definite lived trademarks, tradenames and other	43	(9)	34	10
Indefinite lived tradenames and other	8	N/A	8	Indefinite
Total			$203
Amortization expense for amortizable intangible assets, which consist primarily of VODA, computer software, and definite lived trademarks, tradenames and other was $26 million, $25 million and $28 million for the years ended December 31, 2023, 2022 and 2021, respectively. We recorded $13 million, $14 million and $0 of impairment expense related to computer software during the years ended December 31, 2023, 2022 and 2021, respectively. Estimated amortization expense for the next five years for assets owned at December 31, 2023, is $31 million in 2024, $26 million in 2025, $23 million in 2026, $22 million in 2027, $19 million in 2028 and $71 million thereafter.

Note G - Market Risk Benefits
The following table presents the balances of and changes in MRBs associated with FIAs and fixed rate annuities for the years ended December 31, 2023, 2022 and 2021 (in millions):

	December 31, 2023		December 31, 2022		December 31, 2021
	FIA	Fixed rate annuities	FIA	Fixed rate annuities	FIA	Fixed rate annuities
Balance, beginning of period, net liability	$164	$1	$426	$2	$478	$1

Balance, beginning of period, before effect of changes in the instrument-specific credit risk	$102	$1	$280	$1	$320	$1
Issuances and benefit payments	(10)	—	(21)	—	(9)	—
Attributed fees collected and interest accrual	131	—	107	1	99	1
Actual policyholder behavior different from expected	27	—	43	—	(22)	—
Changes in assumptions and other	29	—	(76)	—	—	—
Effects of market related movements	(70)	—	(231)	(1)	(108)	(1)
Balance, end of period, before effect of changes in the instrument-specific credit risk	$209	$1	$102	$1	$280	$1
Effect of changes in the instrument-specific credit risk	105	—	62	—	146	1
Balance, end of period, net liability	$314	$1	$164	$1	$426	$2

Weighted-average attained age of policyholders weighted by total AV (years)	68.28	72.59	68.59	72.88	68.95	73.10
Net amount at risk	$1,059	$2	$952	$3	$1,304	$4

The following table reconciles MRBs by amounts in an asset position and amounts in a liability position to the MRBs amounts in the Consolidated Balance Sheets (in millions):

	December 31, 2023			December 31, 2022			December 31, 2021
	Asset	Liability	Net	Asset	Liability	Net	Asset	Liability	Net
FIA	88	402	314	117	281	164	41	467	426
Fixed rate annuities	—	1	1	—	1	1	—	2	2
Total	$88	$403	$315	$117	$282	$165	$41	$469	$428
2023. The net MRB liability increased for the year ended December 31, 2023, primarily as a result of attributed fees collected, increases as a result of actual policyholder behavior different than expected and changes in assumptions and other as discussed below. These increases were partially offset by the effects of market related movements, including the impacts of higher risk-free rates and increases in the equity market related projections.

For the year ended December 31, 2023, notable changes made to the inputs to the fair value estimates of MRBs calculations included a significant increase in risk-free rates leading to a favorable change in the MRBs associated with FIA and fixed rate annuities; increases in the equity market related projections resulted in a decrease in the net amount at risk associated with FIAs, lead to a favorable change in the value of the associated MRBs; and F&G’s credit spread decreased, leading to a corresponding unfavorable change in the MRBs associated with both FIA and fixed rate annuities.

In addition, the cash flow assumptions used to calculate MRBs reflect the company’s best estimates for policyholder behavior. We review cash flow assumptions annually, generally in the third quarter. In 2023, F&G undertook a review of all significant assumptions and revised several assumptions relating to our deferred annuities (FIA and fixed rate annuities) with MRBs including surrender rates, partial withdrawal rates, mortality improvement, and option budgets. All updates to these assumptions brought us more in line with our Company and overall industry experience since the prior assumption update. These updates, in total, led to an unfavorable change in the MRB balance during the third quarter of 2023. Additionally, in the fourth quarter of 2023, an update to the industry future mortality improvement table led to a corresponding update in our future mortality improvement assumption, which led to an unfavorable change in the MRB balance during the fourth quarter of 2023.

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
Note H - Income Taxes
Income tax expense (benefit) on continuing operations consists of the following (in millions):

	Year Ended December 31,
	2023	2022	2021
Current	$27	$(31)	$27
Deferred	(4)	189	293
Total	$23	$158	$320

Total income tax expense (benefit) was allocated as follows:

	Year Ended December 31,
	2023	2022	2021
Taxes on net earnings (loss) from continuing operations	$23	$158	$320
Other comprehensive (loss) earnings:
Changes in current discount rate - future policy benefits	(50)	203	33
Changes in instrument-specific credit risk-market benefits	(9)	18	3
Unrealized (loss) gain on investments and other financial instruments	275	(1,186)	(141)
Unrealized gain on foreign currency translation and cash flow hedging	1	(1)	(1)
Total income tax (benefit) expense allocated to other comprehensive earnings	217	(966)	(106)
Total income taxes	$240	$(808)	$214
A reconciliation of the federal statutory rate to our effective tax rate is as follows:

	Year Ended December 31,
	2023	2022	2021

Federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	(12.7)	0.1	0.3
Benefit for Capital Loss Carryback	—	(3.0)	—
Stock compensation	(8.5)	0.3	(0.1)
Tax credits	16.2	(1.1)	(0.3)
Dividends received deduction	7.9	(0.4)	(0.2)
Valuation allowance for deferred tax assets	(100.1)	3.4	(1.2)
Adjustment of DTAs on sale of subsidiary	—	—	1.2
COLI	13.2	(0.4)	(0.2)
Non-deductible expenses and other, net	(3.2)	—	0.1
Effective tax rate	(66.2)%	19.9%	20.6%
For the year ended December 31, 2023, the Company’s effective tax rate was (66.2)%. The effective tax rate was negatively impacted by the valuation allowance expense recorded on unrealized losses and capital loss carryforwards.
For the year ended December 31, 2022, the Company’s effective tax rate was 19.9%. The effective tax rate was positively impacted by favorable permanent adjustments, including low income housing tax credits (“LIHTC”), the dividends received deduction (“DRD”), and COLI. The effective tax rate was also impacted by the benefit of the capital loss carryback. This benefit is offset by the valuation allowance expense recorded on unrealized losses and capital loss carryforwards.
For the year ended December 31, 2021, the Company’s effective tax rate was 20.6%. The effective tax rate was positively impacted by favorable permanent adjustments, including LIHTC, DRD, and COLI.

The significant components of deferred tax assets and liabilities consist of the following:

	December 31,
	2023	2022
	(In millions)
Deferred Tax Assets:
Employee benefit accruals	$25	$21
Net operating loss carryforwards	75	28
Accrued liabilities	—	1
General Business Tax credits	43	30
CAMT Credit Carryforwards	36	—
Bermuda CIT NOL Carryforward	24	—
Investment securities	597	853
Capital loss carryover	38	8
Market Risk Benefit	61	32
Derivatives	—	67
Life insurance and claim related adjustments	547	433
Funds held under reinsurance agreements	500	37
Other	5	19
Total gross deferred tax asset	1,951	1,529
Less: valuation allowance	85	30
Total deferred tax asset	$1,866	$1,499
Deferred Tax Liabilities:
Amortization of goodwill and intangible assets	(25)	(29)
Other	(5)	(2)
Depreciation	(15)	(14)
Partnerships	(127)	(93)
Value of business acquired	(304)	(339)
Derivatives	(3)	—
Deferred acquisition costs	(361)	(210)
Transition reserve on new reserve method	(17)	(25)
Funds held under reinsurance agreements	(621)	(187)
Total deferred tax liability	$(1,478)	$(899)
Net deferred tax asset (liability)	$388	$600
Our net deferred tax asset (liability) was $388 million as of December 31, 2023 and a net deferred tax asset (liability) of $600 million as of December 31, 2022. The significant changes in the deferred taxes are as follows: the deferred tax asset for investment securities decreased by $256 million primarily due to unrealized capital gains on fixed maturities. The deferred tax liability related to deferred acquisition costs increased by $151 million, which is consistent with the growth in sales in our U.S. life group. The deferred tax relating to derivatives decreased by $70 million due to unrealized gains on call options, interest rate swaps, and embedded derivatives. The life insurance reserves and claim related adjustments deferred tax asset increased by $114 million primarily due to the GAAP reserves for the year increasing by more than the tax reserves. The reinsurance receivable deferred tax asset increased by $463 million, and the reinsurance receivable deferred tax liability increased by $434 million, both due to the Modco reinsurance treatment of GAAP and tax reserves.
As of December 31, 2023, we have net operating losses (“NOLs”) on a pretax basis of $355 million, which are available to carryforward and offset future federal taxable income subject to the 80% taxable income limitation. The life losses are U.S. federal net operating losses and consist of $68 million of Internal Revenue Code Section 382 limited net operating losses, and $287 million of Internal Revenue Code Section 382 non-limited net operating losses. These losses do not expire.
As of December 31, 2023 and 2022, we had $43 million and $30 million of general business tax credits, respectively, which expire between 2040 and 2043. The tax credits consist of $43 million of tax credits with no IRC

Section 382 limitation. We also had $36 million of corporate alternative minimum tax (“CAMT”) credits. The CAMT credits are not limited by IRC Section 382, and have no expiration date.
As of December 31, 2023, the valuation allowance of $85 million consisted of a full valuation allowance of $4 million on the unrealized capital loss deferred tax assets for F&G Life Re, F&G Cayman Re, and the US Non-life Companies, a full valuation allowance of $24 million on the foreign deferred tax assets of F&G Life Re, a full valuation allowance of $4 million on the remaining capital loss carryforwards for the US Non-life Companies, and a partial valuation allowance of $53 million on the US Life Companies’ capital loss deferred tax assets.

The U.S. Life insurance group is subject to a Tax Sharing Agreement within the members of the life insurance tax return group. The agreement provides for an allocation based on separate return calculations and allows for reimbursement of company tax benefits absorbed by other members of the group. The U.S. non-life group is subject to a Tax Sharing Agreement with its parent, FNF, with which it files a consolidated federal income tax return. The Company’s non-life group Tax Sharing Agreement allows for reimbursement of company tax benefits absorbed by FNF. If, during the year ended December 31, 2023, the Company had computed taxes using the separate return method, the pro-forma provision for income taxes would remain unchanged.
The U.S. Federal income tax returns of the Company for years prior to 2018 are no longer subject to examination by the taxing authorities. The Company does not have any unrecognized tax benefits (“UTBs”) at December 31, 2023 or December 31, 2022. In the event the Company has UTBs, interest and penalties related to uncertain tax positions would be recorded as part of income tax expense in the financial statements. The Company regularly assesses the likelihood of additional tax assessments by jurisdiction and, if necessary, adjusts its tax reserves based on new information or developments.
The Inflation Reduction Act of 2022 (the “Inflation Reduction Act”)was signed into law on August 16, 2022. Among other changes, the Inflation Reduction Act introduced a 15% corporate alternative minimum tax (“CAMT”) on adjusted financial statement income and a 1% excise tax on treasury stock repurchases. These provisions were effective January 1, 2023. For purposes of calculating the adjusted financial statement income, the Company is included in the controlled group of FNF, its parent company. Though the Company is subject to the minimum tax, the Company does not expect to be in a perpetual CAMT position. The life companies will join the consolidated tax return group with FNF and file a life/non-life consolidated return once the five-year waiting period has completed in 2026, which should strengthen that position as FNF is not anticipating owing CAMT on its future returns. The Company has elected to consider the effects of CAMT separately in evaluating the need for a valuation allowance. For the year ended December 31, 2023, due to the reasons above, no valuation allowance is needed. For the year ended December 31, 2023, the Company was subject to CAMT, but there is no impact to total tax. A CAMT credit carryforward was created and is expected to be able to be utilized in future years.
The CIT Act of 2023 was passed in Bermuda on December 27, 2023. The CIT will commence on January 1, 2025 and will apply a statutory rate of 15% to the taxable income or loss of Bermuda tax resident entities and permanent establishments. F&G Life Re, a 953(d) company with no or minimal US permanent tax differences, is not expected to owe any Bermuda CIT due to the foreign tax credit. The deferred tax asset recorded for the year ended December 31, 2023 of $24 million has a full valuation allowance. Since the CIT did not have any material impact to the financial statements, the deferred tax asset and offsetting valuation allowance were netted together in the rate reconciliation above.
As a result of the adoption of ASU 2018-12, the changes required resulted in changes to deferred tax for the prior periods. The decrease in the deferred tax asset as of December 31, 2022 due to ASU 2018-12 was $163 million. See Note A - Business and Summary of Significant Accounting Policies for details on the changes required for the new accounting standard.

Note I- Contractholder Funds
The following tables summarize balances of and changes in contractholder funds’ account balances (in millions):

	December 31, 2023
	FIA	Fixed rate annuities	Universal Life	FABN (b)	FHLB (b)
Balance, beginning of year	$24,766	$9,358	$2,112	$2,613	$1,982
Issuances	4,722	5,061	199	—	1,256
Premiums received	103	1	382	—	—
Policy charges (a)	(182)	—	(261)	—	—
Surrenders and withdrawals	(2,005)	(1,142)	(90)	—	—
Benefit payments	(526)	(240)	(27)	(53)	(763)
Interest credited	270	405	76	54	64
Other	16	—	—	(1)	—
Balance, end of year	$27,164	$13,443	$2,391	$2,613	$2,539
Embedded derivative adjustment (c)	243	—	84	—	—
Gross Liability, end of period	$27,407	$13,443	$2,475	$2,613	$2,539
Less: Reinsurance	(17)	(7,520)	(894)	—	—
Net Liability, after Reinsurance	$27,390	$5,923	$1,581	$2,613	$2,539

Weighted-average crediting rate	1.40%	4.85%	3.44%	N/A	N/A
Net amount at risk (d)	N/A	N/A	$60,389	N/A	N/A
Cash surrender value (e)	$25,099	$12,505	$1,872	N/A	N/A
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
(e) These amounts are gross of reinsurance.

	December 31, 2022
	FIA	Fixed rate annuities	Universal Life	FABN (b)	FHLB (b)
Balance, beginning of year	$21,997	$6,367	$1,907	$1,904	$1,543
Issuances	4,462	3,758	167	700	1,192
Premiums received	106	3	295	—	—
Policy charges (a)	(166)	(1)	(209)	—	—
Surrenders and withdrawals	(1,322)	(797)	(74)	—	—
Benefit payments	(485)	(192)	(22)	(35)	(789)
Interest credited	198	220	48	45	36
Other	(24)	—	—	(1)	—
Balance, end of year	$24,766	$9,358	$2,112	$2,613	$1,982
Embedded derivative adjustment (c)	(343)	—	15	—	—
Gross Liability, end of period	$24,423	$9,358	$2,127	$2,613	$1,982
Less: Reinsurance	(17)	(3,723)	(947)	—	—
Net Liability, after Reinsurance	$24,406	$5,635	$1,180	$2,613	$1,982

Weighted-average crediting rate	0.85%	2.84%	2.39%	N/A	N/A
Net amount at risk (d)	N/A	N/A	$53,348	N/A	N/A
Cash surrender value (e)	$23,049	$8,744	$1,698	N/A	N/A
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
(e) These amounts are gross of reinsurance.

	December 31, 2021
	FIA	Fixed rate annuities	Universal Life	FABN (b)	FHLB (b)
Balance, beginning of year	$18,703	$5,142	$1,696	$—	$1,203
Issuances	4,400	1,743	114	1,899	759
Premiums received	103	3	233	—	—
Policy charges (a)	(148)	(1)	(167)	—	—
Surrenders and withdrawals	(1,303)	(543)	(68)	—	—
Benefit payments	(440)	(145)	(19)	(7)	(447)
Interest credited	686	167	118	12	30
Other	(4)	1	—	—	(2)
Balance, end of year	$21,997	$6,367	$1,907	$1,904	$1,543
Embedded derivative adjustment (c)	603	—	74	—	—
Gross Liability, end of period	$22,600	$6,367	$1,981	$1,904	$1,543
Less: Reinsurance	(17)	(1,692)	(984)	—	—
Net Liability, after Reinsurance	$22,583	$4,675	$997	$1,904	$1,543

Weighted-average crediting rate	3.43%	2.94%	6.77%	N/A	N/A
Net amount at risk (d)	N/A	N/A	$41,326	N/A	N/A
Cash surrender value (e)	$20,455	$5,992	$1,572	N/A	N/A
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

The following table reconciles contractholder funds’ account balances to the contractholder funds liability in the Consolidated Balance Sheet (in millions):

	December 31, 2023	December 31, 2022	December 31, 2021
FIA	$27,407	$24,423	$22,600
Fixed rate annuities	13,443	9,358	6,367
Immediate annuities	311	332	352
Universal life	2,475	2,127	1,981
Traditional life	5	5	5
Funding Agreement-FABN	2,613	2,613	1,904
FHLB	2,539	1,982	1,543
PRT	5	3	1
Total	$48,798	$40,843	$34,753

Annually, typically in the third quarter, we review assumptions associated with reserves for policy benefits and product guarantees. During the third quarter of 2023 and for the year ended December 31, 2023, based on increases in interest rates and pricing changes, we updated certain FIA assumptions used to calculate the fair value of the embedded derivative component within contractholder funds and also aligned reserves to actual policyholder behavior. These changes resulted in an increase in total benefits and other changes in policy reserves of approximately $73 million for the year ended December 31, 2023.
The following tables present the account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums (in millions):

	December 31, 2023
Range of guaranteed minimum crediting rate	At Guaranteed Minimum	1 Basis Point-50 Basis Points Above	51 Basis Points-150 Basis Points Above	Greater Than 150 Basis Points Above	Total
FIA
0.00%-1.50%	$22,392	$1,444	$526	$1,953	$26,315
1.51%-2.50%	196	1	24	250	471
Greater than 2.50%	377	1	—	—	378
Total	$22,965	$1,446	$550	$2,203	$27,164

Fixed Rate Annuities
0.00%-1.50%	$23	$25	$1,532	$10,271	$11,851
1.51%-2.50%	5	8	23	453	489
Greater than 2.50%	893	2	4	204	1,103
Total	$921	$35	$1,559	$10,928	$13,443

Universal Life
0.00%-1.50%	$1,987	$5	$—	$21	$2,013
1.51%-2.50%	—	—	—	—	—
Greater than 2.50%	361	16	1	—	378
Total	$2,348	$21	$1	$21	$2,391

	December 31, 2022
Range of guaranteed minimum crediting rate	At Guaranteed Minimum	1 Basis Point-50 Basis Points Above	51 Basis Points-150 Basis Points Above	Greater Than 150 Basis Points Above	Total
FIA
0.00%-1.50%	$22,848	$801	$410	$151	$24,210
1.51%-2.50%	162	—	1	—	163
Greater than 2.50%	390	—	3	—	393
Total	$23,400	$801	$414	$151	$24,766

Fixed Rate Annuities
0.00%-1.50%	$10	$32	$1,871	$6,379	$8,292
1.51%-2.50%	9	14	30	1	54
Greater than 2.50%	997	4	4	7	1,012
Total	$1,016	$50	$1,905	$6,387	$9,358

Universal Life
0.00%-1.50%	$1,701	$3	$—	$17	$1,721
1.51%-2.50%	—	—	—	—	—
Greater than 2.50%	346	44	1	—	391
Total	$2,047	$47	$1	$17	$2,112

	December 31, 2021
Range of guaranteed minimum crediting rate	At Guaranteed Minimum	1 Basis Point-50 Basis Points Above	51 Basis Points-150 Basis Points Above	Greater Than 150 Basis Points Above	Total
FIA
0.00%-1.50%	$20,162	$803	$388	$—	$21,353
1.51%-2.50%	171	11	25	—	207
Greater than 2.50%	431	3	3	—	437
Total	$20,764	$817	$416	$—	$21,997

Fixed Rate Annuities
0.00%-1.50%	$2	$28	$1,928	$3,219	$5,177
1.51%-2.50%	9	15	37	1	62
Greater than 2.50%	954	142	25	7	1,128
Total	$965	$185	$1,990	$3,227	$6,367

Universal Life
0.00%-1.50%	$1,486	$2	$—	$13	$1,501
1.51%-2.50%	—	—	—	—	—
Greater than 2.50%	359	46	1	—	406
Total	$1,845	$48	$1	$13	$1,907

Note J - Future Policy Benefits
The following table summarizes balances and changes in the present value of expected net premiums and the present value of the expected FPB for nonparticipating traditional contracts (in millions):

	December 31, 2023	December 31, 2022	December 31, 2021
Expected net premiums
Balance, beginning of year	$797	$1,020	$1,152
Beginning balance at original discount rate	974	1,045	1,131
Effect of actual variances from expected experience	(1)	33	25
Balance adjusted for variances from expectation	$973	$1,078	$1,156
Interest accrual	19	20	22
Net premiums collected	(118)	(124)	(133)
Ending Balance at original discount rate	$874	$974	$1,045
Effect of changes in discount rate assumptions	(152)	(177)	(25)
Balance, end of year	$722	$797	$1,020

Expected FPB
Balance, beginning of year	$2,151	$2,772	$3,105
Beginning balance at original discount rate	2,665	2,806	2,995
Effect of actual variances from expected experience	(24)	13	(14)
Balance adjusted for variances from expectation	$2,641	$2,819	$2,981
Interest accrual	56	59	62
Benefits payments	(205)	(213)	(237)
Ending Balance at original discount rate	$2,492	$2,665	$2,806
Effect of changes in discount rate assumptions	(421)	(514)	(34)
Balance, end of year	$2,071	$2,151	$2,772

Net liability for future policy benefits	$1,349	$1,354	$1,752
Less: Reinsurance recoverable	413	612	749
Net liability for future policy benefits, after reinsurance recoverable	$936	$742	$1,003

Weighted-average duration of liability for future policyholder benefits (years)	7.36	7.58	8.54

The following tables summarize balances and changes in the present value of the expected FPB for limited-payment contracts (in millions):

	December 31, 2023	December 31, 2022	December 31, 2021
	PRT
Balance, beginning of year	$2,165	$1,148	$—
Beginning balance at original discount rate	2,475	1,151	—
Effect of changes in cash flow assumptions	(9)	(20)	—
Effect of actual variances from expected experience	(7)	2	—
Balance adjusted for variances from expectation	$2,459	$1,133	$—
Issuances	2,041	1,418	1,155
Interest accrual	109	50	2
Benefits payments	(258)	(126)	(6)
Ending Balance at original discount rate	$4,351	$2,475	$1,151
Effect of changes in discount rate assumptions	(162)	(310)	(3)
Balance, end of year	$4,189	$2,165	$1,148

Net liability for future policy benefits	$4,189	$2,165	$1,148
Less: Reinsurance recoverable	—	—	—
Net liability for future policy benefits, after reinsurance recoverable	$4,189	$2,165	$1,148

Weighted-average duration of liability for future policyholder benefits (years)	8.23	8.09	8.75

	December 31, 2023	December 31, 2022	December 31, 2021
	Immediate annuities
Balance, beginning of year	$1,429	$1,954	$2,153
Beginning balance at original discount rate	1,858	1,935	2,040
Effect of changes in cash flow assumptions	—	—	—
Effect of actual variances from expected experience	(15)	(26)	(47)
Balance adjusted for variances from expectation	$1,843	$1,909	$1,993
Issuances	22	26	18
Interest accrual	51	60	60
Benefits payments	(128)	(137)	(136)
Ending Balance at original discount rate	$1,788	$1,858	$1,935
Effect of changes in discount rate assumptions	(373)	(429)	19
Balance, end of year	$1,415	$1,429	$1,954

Net liability for future policy benefits	$1,415	$1,429	$1,954
Less: Reinsurance recoverable	116	118	145
Net liability for future policy benefits, after reinsurance recoverable	$1,299	$1,311	$1,809

Weighted-average duration of liability for future policyholder benefits (years)	12.47	11.76	13.61

The following tables summarize balances and changes in the liability for DPL for limited-payment contracts (in millions):

	December 31, 2023		December 31, 2022		December 31, 2021
	Immediate annuities	PRT	Immediate annuities	PRT	Immediate annuities	PRT
Balance, beginning of year	$69	$4	$57	$7	$22	$—
Effect of modeling changes	4	—	—	—	—	—
Effect of changes in cash flow assumptions	—	1	—	(2)	—	—
Effect of actual variances from expected experience	16	5	16	—	39	—
Balance adjusted for variances from expectation	89	10	73	5	61	—
Issuances	3	—	1	—	—	7
Interest accrual	2	1	2	—	2	—
Amortization	(7)	(1)	(7)	(1)	(6)	—
Balance, end of year	$87	$10	$69	$4	$57	$7
The following table reconciles the net FPB to the FPB in the Consolidated Balance Sheets (in millions). The DPL for Immediate Annuities and PRT is presented together with the FPB in the Consolidated Balance Sheets and has been included as a reconciling item in the table below:

	December 31, 2023	December 31, 2022	December 31, 2021
Traditional Life	$1,349	$1,354	$1,752
Immediate annuities	1,415	1,429	1,954
PRT	4,189	2,165	1,148
Immediate annuities DPL	87	69	57
PRT DPL	10	4	7
Total	$7,050	$5,021	$4,918
The following table provides the amount of undiscounted and discounted expected gross premiums and expected future benefits and expenses for nonparticipating traditional and limited-payment contracts (in millions):

	Undiscounted		Discounted
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Traditional Life
Expected future benefit payments	$2,935	$3,132	$2,075	$2,640
Expected future gross premiums	1,082	1,209	789	1,043
Immediate annuities
Expected future benefit payments	$3,291	$3,434	$1,413	$1,858
Expected future gross premiums	—	—	—	—
PRT
Expected future benefit payments	$6,709	$3,569	$4,350	$2,472
Expected future gross premiums	—	—	—	—

The following table summarizes the amount of revenue and interest related to nonparticipating traditional and limited-payment contracts recognized in the Consolidated Statements of Operations (in millions):

	Gross Premiums (a)			Interest Expense (b)
	December 31, 2023	December 31, 2022	December 31, 2021	December 31, 2023	December 31, 2022	December 31, 2021
Traditional Life	$123	$137	$152	$37	$39	$40
Immediate annuities	24	23	16	51	60	60
PRT	1,964	1,362	1,146	109	50	2
Total	$2,111	$1,522	$1,314	$197	$149	$102
(a)     Included in Life insurance premiums and other fees on the Consolidated Statements of Operations.
(b)    Included in Benefits and other changes in policy reserves (remeasurement gains (losses) (a)) on the Consolidated Statements of Operations.
The following table presents the weighted-average interest rate:

	December 31, 2023	December 31, 2022	December 31, 2021
Traditional Life
Interest accretion rate	2.33%	2.32%	2.29%
Current discount rate	5.03%	5.37%	2.41%
Immediate annuities
Interest accretion rate	3.14%	3.07%	3.04%
Current discount rate	4.98%	5.21%	3.07%
PRT
Interest accretion rate	4.61%	3.20%	1.20%
Current discount rate	5.03%	5.40%	2.79%
The following tables summarize the actual experience and expected experience for mortality and lapses of the FPB:

	December 31, 2023
	Traditional Life	Immediate annuities	PRT
Mortality
Actual experience	1.7%	3.2%	3.2%
Expected experience	1.4%	1.8%	2.3%
Lapses
Actual experience	—%	—%	—%
Expected experience	0.3%	—%	—%

	December 31, 2022
	Traditional Life	Immediate annuities	PRT
Mortality
Actual experience	1.5%	3.0%	1.9%
Expected experience	1.3%	1.9%	2.5%
Lapses
Actual experience	—%	—%	—%
Expected experience	0.3%	—%	—%

	December 31, 2021
	Traditional Life	Immediate annuities	PRT
Mortality
Actual experience	1.7%	4.2%	—%
Expected experience	1.3%	2.0%	—%
Lapses
Actual experience	0.1%	—%	—%
Expected experience	0.3%	—%	—%
The following table provides additional information for periods in which a cohort has an NPR > 100% (and therefore capped at 100%) (dollars in millions):

	December 31, 2022
	Cohort X	Description (a)
Net Premium Ratio before capping	100%	Term with ROP Non-NY Cohort
Reserves before NP Ratio capping	$1,172	Term with ROP Non-NY Cohort
Reserves after NP Ratio capping	$1,173	Term with ROP Non-NY Cohort
Loss Expense	—	Term with ROP Non-NY Cohort
(a) Return of Premium (“ROP”)
F&G realized actual-to-expected experience variances and made changes to assumptions during the years ended December 31, 2023 and 2022 as follows:

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

Market data that underlies current discount rates was updated in 2023 from that utilized in 2022, resulting in decreased discount rates that drove a material increase to the FPB.

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

Immediate annuities (life contingent)

Significant assumption inputs to the calculation of the FPB for immediate annuities (life contingent) include mortality and discount rates (both accretion and current). We review the cash flow assumptions annually, typically in the third quarter. In 2023, F&G undertook a review of the significant cash flow assumptions and did not make any changes to mortality. Market data that underlies current discount rates was updated in 2023 from that utilized in 2022, resulting in decreased discount rates that drove a material increase to the FPB.

In 2022, F&G similarly undertook a review of the significant cash flow assumptions and did not make any changes to those assumptions. Market data that underlies current discount rates was updated from 2021 and increased significantly year-over-year, resulting in a material decrease to the FPB. Impacts to expected FPBs due to assumption changes in 2022 can be observed in the FPB roll forward tables at December 31, 2022.

PRT (life contingent)

Significant assumption inputs to the calculation of the FPB for PRT (life contingent) include mortality and discount rates (both accretion and current). We review the cash flow assumptions annually, typically in the third quarter. In 2023, F&G undertook a review of the significant cash flow assumptions and did not make any changes to mortality. Market data that underlies current discount rates was updated in 2023 from that utilized in 2022 resulting in decreased discount rates that drove a material increase to the FPB.

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
Note K - Accounts Payable and Accrued liabilities
As of December 31, 2023 and 2022, the total URL balance of $270 million and $166 million, respectively, is included in Accounts payable and accrued liabilities on the Consolidated Balance Sheets. The following table presents a reconciliation of Accounts payable and accrued liabilities to the Consolidated Balance Sheets as of December 31, 2023 and 2022 (in millions):

	December 31,
	2023	2022
Salaries and incentives	$99	$72
Accrued benefits	60	58
URL	270	166
Trade accounts payable	297	114
Liability for policy and contract claims	92	109
Retained asset account	81	117
Remittances and items not allocated	284	225
Option collateral liabilities	588	178
Lease liability	11	13
Investment purchases payable	21	4
Other accrued liabilities	208	204
Accounts payable and accrued liabilities	$2,011	$1,260

The following tables roll forward URL for the years ended December 31, 2023 and 2022 (in millions):

	Universal Life	Total
Balance at January 1, 2023	$166	$166
Capitalization	119	119
Amortization	(15)	(15)
Balance at December 31, 2023	$270	$270

	Universal Life	Total
Balance at January 1, 2022	$87	$87
Capitalization	89	89
Amortization	(10)	(10)
Balance at December 31, 2022	$166	$166
For IUL the cash flow assumptions used to amortize URL reflect the Company’s best estimates for policyholder behavior. We review cash flow assumptions annually, generally in the third quarter. In 2023, F&G undertook a review of all significant assumptions, and there were changes to IUL assumptions involving surrender rates and premium persistency. In 2022, F&G undertook a review of all significant assumptions, and there were no changes with a significant impact.

Note L - Notes Payable
Notes payable consists of the following:

	December 31, 2023	December 31, 2022
	(In millions)
7.95% F&G Notes, net of $9 of deferred issuance costs at December 31, 2023	$336	$—
7.40% F&G Notes, net of $5 of deferred issuance costs at December 31, 2023	495	—
5.50% F&G Notes, net of $11 and $19 of purchase premium at December 31, 2023 and 2022, respectively	561	567
Revolving Credit Facility - Short-term, net of deferred issuance costs of $3 and $3 at December 31, 2023 and 2022, respectively	362	547
Total	$1,754	$1,114
7.95% F&G Notes - On December 6, 2023, F&G issued $345 million of its 7.95% Senior Notes due 2053. The 7.95% F&G Notes were issued at par, net of deferred issuance costs of approximately $9 million. The 7.95% F&G Notes are senior unsecured, unsubordinated obligations of F&G and are guaranteed by each of F&G’s subsidiaries that are guarantors of F&G’s obligations under its existing credit agreement. The 7.95% F&G Notes mature on December 15, 2053, and become callable on or after December 15, 2028. Interest is payable quarterly at a fixed rate of 7.95%, and, if the 7.95% F&G Notes are downgraded, the interest rate payable is subject to adjustment from time to time per the terms of the indenture. F&G used a portion of the net proceeds from the offering to repay borrowings under its revolving credit facility as discussed below and for general corporate purposes, including the support of organic growth opportunities.
7.40% F&G Notes - On January 13, 2023, F&G issued $500 million of its 7.40% F&G Notes due 2028. The 7.40% F&G Notes were issued at par, net of deferred issuance costs of approximately $6 million. The 7.40% F&G Notes are senior, unsecured unsubordinated obligations of F&G and are fully and unconditionally guaranteed on an unsecured, unsubordinated basis by each of F&G’s subsidiaries that are guarantors of F&G’s obligations under its existing credit agreement. The 7.40% F&G Notes mature on January 13, 2028, and become callable on or after December 13, 2027. Interest is payable semi-annually at a fixed rate of 7.40%, and if, the 7.40% F&G Notes are downgraded, the interest rate payable is subject to adjustment from time to time per the terms of the indenture. F&G used the net proceeds from the offering for general corporate purposes, including to support the growth of assets under management and for F&G's future liquidity requirements.
5.50% F&G Notes - On April 20, 2018, Fidelity & Guaranty Life Holdings, Inc. (“FGLH”), our indirect wholly owned subsidiary, completed a debt offering of $550 million aggregate principal amount of 5.50% senior notes due May 1, 2025 at 99.5% of face value for proceeds of $547 million. As a result of the FNF acquisition, a premium of $39 million was established for these notes and is being amortized over the remaining life of the debt through 2025. In conjunction with the acquisition, FNF became a guarantor of FGLH’s obligations under the 5.50% F&G Notes and agreed to fully and unconditionally guarantee the F&G 5.50% Notes, on a joint and several basis.
Revolving Credit Facility - On November 22, 2022, we entered into a Credit agreement (the “Credit Agreement”) with certain lenders (the “Lenders”) and Bank of America, N.A. as administrative agent, swing line lender and an issuing bank, pursuant to which the Lenders have made available an unsecured revolving credit facility in an aggregate principal amount of $550 million to be used for working capital and general corporate purposes. On February 21, 2023, we entered into an amendment with the Lenders to increase the available aggregate principal amount of the Credit Agreement by $115 million to $665 million
The Credit Agreement matures the earlier to occur of November 22, 2025 or 91 days prior to May 1, 2025, the stated maturity date of the 5.50% F&G Notes, unless the principal amount of the 5.50% F&G Notes is 150 million or less at such time, the 5.50% F&G Notes have been redeemed or defeased in full, and any refinancing indebtedness incurred in connection therewith matures at least 91 days after the date that is 3 years from the Effective Date or certain other conditions are met. As the revolving loans under the Credit Agreement mature in less than one year, the amounts outstanding under the Credit Agreement are considered short-term.
Revolving loans under the Credit Agreement generally bear interest at a variable rate based on either (i) the base rate (which is the highest of (a) one-half of one percent in excess of the federal funds rate, (b) the Administrative Agent’s “prime rate”, or (c) the sum of one percent plus Term The Secured Overnight Financing Rate (“SOFR”) plus a margin of between 30.0 and 80.0 basis points depending on the non-credit-enhanced, senior unsecured long-term debt ratings of F&G or (ii) Term SOFR plus a margin of between 130.0 and 180.0 basis points depending on the non-credit-enhanced, senior unsecured long-term debt ratings of F&G. In addition, we pay a facility fee of between 20.0 and 45.0 basis points on the entire facility, also depending on the non-credit-enhanced, senior unsecured long-term debt ratings, which is payable quarterly in arrears. The average variable interest rate on the revolver was 7.11% and 6.07% for the years ended December 31, 2023 and December 31, 2022, respectively.
As of December 31, 2023, and 2022, $365 million and $550 million, respectively, of gross principal balance, was outstanding on the revolving credit facility. Net partial revolver paydowns of $185 million were made during the year ended December 31, 2023. As of December 31, 2023, we had $300 million of remaining borrowing availability.
Refer to Note A - Business and Summary of Significant Accounting Policies, Recent Developments for a discussion of a revolver amendment and extension completed on February 16, 2024.
FNF Credit Facility - On December 29, 2020, we entered into a revolving note agreement with FNF for up to $200 million capacity (the "FNF Credit Facility") to be used for working capital and other general corporate purposes. No amounts were outstanding under this revolving note agreement as of December 31, 2023 or December 31, 2022.
Covenants - The Credit Agreement and the indentures governing the 7.95% F&G Notes, the 7.40% F&G Notes and the 5.50% F&G Notes impose certain operating and financial restrictions, including financial covenants, on F&G. As of December 31, 2023, we were in compliance with all covenants.
Interest Expense - Amortization of deferred issuance costs and purchase premiums are recognized as a component of interest expense. Interest expense on F&G’s outstanding notes payable for the years ended December 31, 2023, 2022 and 2021 was as follows (in millions):

	Year ended December 31,
	2023	2022	2021
7.95% F&G Notes	$1	$—	$—
7.40% F&G Notes	37	—	—
5.50% F&G Notes	22	22	26
Revolving Credit Facility	37	1	—
FNF Promissory Note (a)	—	6	3
Total	$97	$29	$29
(a) In June 2022, the $400 million FNF Promissory Note was exchanged for F&G common stock, and the note was retired.

Maturities - Gross principal maturities of notes payable at December 31, 2023 are as follows (in millions):

2024	$365
2025	550
2026	—
2027	—
2028	500
Thereafter	345
Total	$1,760
Note M - Supplemental Cash Flow Information
The following supplemental cash flow information is provided with respect to certain cash payment and non-cash investing and financing activities (in millions).

	Year ended December 31,
	2023	2022	2021
Cash paid for:
Interest paid	$84	$34	$30
Income taxes (refunded) paid	4	(72)	44
Deferred sales inducements	168	87	90
Non-cash investing and financing activities:
Investments received from pension risk transfer premiums	464	—	316
Change in proceeds of sales of investments available for sale receivable in period	34	115	(160)
Change in purchases of investments available for sale payable in period	20	(10)	2
Note N - Commitments and Contingencies
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
We review lawsuits and other legal and regulatory matters (collectively “legal proceedings”) on an ongoing basis when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, management bases its decision on its assessment of the ultimate outcome assuming all appeals have been exhausted. For legal proceedings in which it has been determined that a loss is both probable and reasonably estimable, a liability based on known facts and that represents our best estimate has been recorded. Our accrual for legal and regulatory matters was insignificant as of December 31, 2023 and 2022. We do not consider (i) the amounts we have currently recorded for all legal proceedings in which it has been determined that a loss is both probable and reasonably estimable and (ii) reasonably possible losses for all pending legal proceedings to be material to our financial statements either individually or in the aggregate. Actual losses may materially differ from the amounts recorded and the ultimate outcome of our pending legal proceedings is generally not yet determinable. While some of these matters could be material to our operating results or cash flows for any particular period if an unfavorable outcome results, at present we do not believe that the ultimate resolution of currently pending legal proceedings, either individually or in the aggregate, will have a material adverse effect on our financial condition.
In August 2020, a lawsuit styled, In the Matter of FGL Holdings, was filed in the Grand Court of the Cayman Islands related to FNF's acquisition of F&G where dissenting shareholders, Kingfishers LP, Kingstown 1740 Fund LP, Kingstown Partners II LP, Kingstown Partners Master Ltd., and Ktown LP, asserted statutory appraisal rights relative to their ownership of 12,000,000 shares of F&G stock. They sought a judicial determination of the fair value of their shares of F&G stock as of the date of valuation under the law of the Cayman Islands, together with interest and legal costs. On October 5, 2022, the Grand Court of the Cayman Islands decided in favor of F&G. The dissenting shareholders failed to appeal the fair value order, and its appeal period expired on October 19, 2022. On April 19, 2023, the Grand Court of the Cayman Islands determined that the dissenting shareholders should pay F&G's Cayman Islands legal expenses and discovery costs relating to the lawsuit, by way of interim payment of $4 million with the balance to be determined after assessment. We are attempting to collect reimbursement of our expenses in this lawsuit.
F&G is a defendant in two putative class action lawsuits related to the alleged compromise of certain of F&G’s customers’ personal information resulting from an alleged vulnerability in the MOVEit file transfer software. F&G’s vendor, Pension Benefit Information, LLC (“PBI”), used the MOVEit software in the course of providing audit and address research services to F&G and many other corporate customers. Miller v. F&G, No. 4:23-cv-00326 (“Miller”), was filed against F&G in the Southern District of Iowa on August 31, 2023. Miller alleges that he is a F&G customer whose information was impacted in the MOVEit incident and brings common law tort and implied contract claims. F&G has yet to be served in Miller. Plaintiff seeks injunctive relief and damages. Cooper v. Progress Software Corp., No. 1:23-cv-12067 (“Cooper”), was filed against F&G and five other defendants in the District of Massachusetts on September 7, 2023. F&G was served on September 15, 2023. Cooper also alleges that he is an F&G customer and brings similar common law tort claims and alleges claims as a purported third-party beneficiary of an alleged contract. Plaintiff seeks declaratory and injunctive relief and damages. At this time, F&G does not believe the incident or resulting lawsuits will have a material impact on its business, operations, or financial results.
Well over 150 similar lawsuits have been filed against other entities impacted by the MOVEit incident including a number of such lawsuits related to PBI’s use of MOVEit. On October 4, 2023, the U.S. Judicial Panel on Multidistrict Litigation (JPML) created a multidistrict litigation (“MDL”) pursuant to 28 U.S.C. § 1407 to handle all litigation brought by individuals whose information was potentially compromised in connection with the alleged MOVEit vulnerability. The JPML assigned the MDL to Judge Allison Burroughs of the U.S. District Court for the District of Massachusetts. Both Miller and Cooper have been transferred to Judge Burroughs in the MDL. Following creation of the MDL, Judge Burroughs conducted an initial case management conference on November 30, 2023 and appointed lead plaintiffs’ counsel on January 19, 2024. Judge Burroughs is currently considering the parties’ case management schedule proposals submitted on February 16, 2024. Judge Burroughs is then likely to issue a Case Management Order with additional processes and a preliminary schedule as a next step in the consolidated litigations.
From time to time we receive inquiries and requests for information from state insurance departments, attorneys general and other regulatory agencies about various matters relating to our business. Sometimes these take the form of civil investigative demands or subpoenas. We cooperate with all such inquiries, and we have responded to or are currently responding to inquiries from multiple governmental agencies. From time to time, we are assessed fines for violations of regulations or other matters or enter into settlements with such authorities, which may require us to pay fines or claims or take other actions. We do not anticipate such fines and settlements, either individually or in the aggregate, will have a material adverse effect on our financial condition.

Commitments
We have unfunded commitments as of December 31, 2023 based upon the timing of when investments and agreements are executed or signed compared to when the actual investments and agreements are funded or closed. Some investments require that funding occur over a period of months or years. A summary of unfunded commitments by commitment type as of December 31, 2023 is included below (in millions):

December 31, 2023
Commitment Type
Unconsolidated VIEs:
Limited partnerships	$1,735
Whole loans	600
Fixed maturity securities, ABS	244
Direct Lending	667
Other fixed maturity securities, AFS	14
Commercial mortgage loans	72
Other assets	421
Other invested assets	15
Total	$3,768
See Note A - Business and Summary of Significant Accounting Policies, for discussion of funding agreements that have been issued pursuant to the FABN Program as well as to the FHLB that are included in Contractholder funds.
The Company leases office space under operating leases. The largest leases expire in 2030. Rent expense and minimum rental commitments under all leases are immaterial.
F&G has a reinsurance agreement with Kubera to cede certain FIA statutory reserves on a coinsurance funds withheld basis, net of applicable existing reinsurance. To enhance Kubera's ability to pay its obligations under the amended reinsurance agreement, effective October 31, 2021, F&G entered into a Variable Note Purchase Agreement (the “NPA”), whereby F&G agreed to fund a note to Kubera to be used to ultimately settle with F&G, with principal increases up to a maximum amount of $300 million, to the extent a potential funding shortfall (treaty assets are less than the total funding requirement) is projected relative to the business ceded to Kubera from F&G as part of the amended reinsurance agreement. The potential funding shortfall will be determined quarterly and, among other items, is impacted by the market value of the assets in the funds withheld account related to the reinsurance agreement and Kubera's capital as calculated on a Bermuda regulatory basis. The NPA matures on November 30, 2071. Based on the current level of the treaty assets and projections that these policies will be profitable over the lifetime of the agreement, we do not expect significant fundings to occur under the NPA. As of December 31, 2023 and 2022, the amount funded under the NPA was insignificant.

Note O - Insurance Subsidiary Financial Information and Regulatory Matters
Our U.S. insurance subsidiaries, FGL Insurance, FGL NY Insurance, Raven Re and Corbeau Re file financial statements with state insurance regulatory authorities and, with the exception of Raven Re, with the National Association of Insurance Commissioners (“NAIC”) that are prepared in accordance with Statutory Accounting Principles (“SAP”) prescribed or permitted by such authorities, which may vary materially from GAAP. Prescribed SAP includes the Accounting Practices and Procedures Manual of the NAIC as well as state laws, regulations and administrative rules. Permitted SAP encompasses all accounting practices not so prescribed. The principal differences between SAP financial statements and financial statements prepared in accordance with GAAP are that SAP financial statements do not reflect VOBA, DAC, and DSI, some bond portfolios may be carried at amortized cost, assets and liabilities are presented net of reinsurance, contractholder liabilities are generally valued using more conservative assumptions and certain assets are non-admitted. Accordingly, SAP operating results and SAP capital and surplus may differ substantially from amounts reported in the GAAP basis financial statements for comparable items.

Our non-U.S. insurance subsidiaries, F&G Life Re Ltd (Bermuda) and F&G Cayman Re Ltd (“F&G Cayman Re”), file financial statements with their respective regulators.
U.S. Companies
Our principal insurance subsidiaries' statutory (SAP and GAAP) financial statements are based on a December 31 year end. Statutory net income and statutory capital and surplus of our wholly owned U.S. regulated insurance subsidiaries were as follows (in millions):

	Subsidiary (state of domicile) (a)
	FGL Insurance (IA)	FGL NY Insurance (NY)	Raven Re (VT)	Corbeau Re (VT)
Statutory Net income (loss):
Year ended December 31, 2023	$(462)	$5	$60	$(644)
Year ended December 31, 2022	(243)	(15)	(111)	—
Year ended December 31, 2021	351	4	3	—
Statutory Capital and Surplus:
December 31, 2023	$2,009	$86	$140	$171
December 31, 2022	1,877	82	121	—
(a)FGL NY Insurance, Raven Re and Corbeau Re are subsidiaries of FGL Insurance, and the columns should not be added together. Corbeau Re was incorporated on September 1, 2023.
Regulation - U.S. Companies
FGL Insurance, FGL NY Insurance, Raven Re's and Corbeau Re’s respective statutory capital and surplus satisfy the applicable minimum regulatory requirements.
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
Dividends
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
Dividends in excess of FGL Insurance’s ordinary dividend capacity are referred to as extraordinary and require prior approval of the Iowa Insurance Commissioner. FGL Insurance may only pay dividends out of statutory earned surplus. FGL Insurance did not pay extraordinary dividends to FGAL for the years ended December 31, 2023 and 2022, and paid extraordinary dividends of $38 million during the year ended December 31, 2021.
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

Prescribed and permitted practices
FGL Insurance - FGL Insurance applies Iowa-prescribed accounting practices prescribed by 191 Iowa Administrative Code 97, “Accounting for Certain Derivative Instruments Used to Hedge the Growth in Interest Credited for Indexed Insurance Products and Accounting for the Indexed Insurance Products Reserve”, for its FIA products, and as of October 1, 2022, IUL products. Under these alternative accounting practices, the call option derivative instruments that hedge the growth in interest credited on index products are accounted for at amortized cost with the corresponding amortization recorded as a decrease to net investment income and indexed annuity reserves are calculated based on Standard Valuation Law and Actuarial Guideline XXXV assuming the market value of the call options associated with the current index term is zero regardless of the observable market value for such options. This resulted in a $178 million increase and a $152 million decrease to statutory capital and surplus at December 31, 2023 and 2022, respectively.
In addition, based on a permitted practice received from the Iowa Insurance Division, FGL Insurance carries one of its limited partnership interests which qualifies for accounting under SSAP No. 48, “Investments in Joint Ventures, Partnerships and Limited Liability Companies”, on a net asset value per share basis. This is a departure from SSAP No. 48 which requires such investments to be carried based on the investees underlying U.S. GAAP equity (prior to any impairment considerations). This resulted in increases to statutory capital and surplus of $16 million and $13 million at December 31, 2023 and 2022, respectively.
FGL Insurance’s statutory carrying value of Raven Re reflects the effect of permitted practices Raven Re received to treat the available amount of a letter of credit as an admitted asset, which increased Raven Re’s statutory capital and surplus by $200 million at December 31, 2023 and 2022. In addition, FGL Insurance’s statutory carrying value of Corbeau Re reflects the effect of permitted practices Corbeau Re received to treat the excess of loss as an admitted asset, which increased Corbeau Re’s statutory capital and surplus by $765 million at December 31, 2023.
Raven Re - Raven Re is also permitted to follow Iowa prescribed statutory accounting practice for its reserves on reinsurance assumed from FGL Insurance and also has approval to include as an admitted asset the value of a letter of credit serving as collateral for reinsurance credit taken by FGL Insurance. Without such permitted statutory accounting practices, Raven Re’s statutory capital and surplus (deficit) would be $(89) million and $(107) million as of December 31, 2023 and 2022, respectively, and its risk-based capital would fall below the minimum regulatory requirements. The letter of credit facility is collateralized by NAIC 1 rated debt securities. If the permitted practice was revoked, the letter of credit could be replaced by the collateral assets with Nomura’s consent (refer to discussion of letter of credit in Note E- Reinsurance). FGL Insurance’s statutory carrying value of Raven Re was $140 million and $121 million at December 31, 2023 and 2022, respectively.
Corbeau Re - Corbeau Re has four permitted practices pursuant to Vermont Statute, Title 8, Chapter 141 – (8 V.S.A. § 6048k(a)(2), whereby the Vermont Department authorizes the Company to (i) account for the amount equal to the excess of loss amount (“XOL Asset”) as an asset on its statutory financial statements; (ii) calculate the reserves with respect to the Retirement Pro Contracts in accordance with the following reserving methodology: the reserves are calculated as the present value of reinsured benefits when account value equals zero less the present value of reinsurance premiums from the winning integrated stream, floored at zero and capped as necessary to keep the net statutory reserve at the net cash surrender value. For benefits associated with all other contracts (“the GMWB Riders”), the reserves are calculated as the statutory reserves for the entire contract (i.e., the base contracts plus the GMWB Riders) minus the statutory reserves for the base contracts only (“Reserve Calculation Permitted Practice”); (iii) calculate its company action level risk-based capital as defined in Section 8301(13)(A) and, calculated using the risk-based capital factors and formulas prescribed by the NAIC, applying a factor of 0.62% to the XOL Asset Value; and (iv) annually perform a total company solvency analysis in lieu of cash flow testing and actuarial opinion and memorandum under Section 2010-2 of the Vermont Administrative Code. Without such permitted statutory accounting practices, the Company’s statutory capital and surplus (deficit) would be $(594) million as of December 31, 2023, and its risk-based capital would fall below the minimum regulatory requirements. FGL Insurance’s statutory carrying value of Corbeau Re was $171 million at December 31, 2023
FGL NY Insurance - As of December 31, 2023 and 2022, FGL NY Insurance did not follow any prescribed or permitted statutory accounting practices that differ from the NAIC's statutory accounting practices.

Non-U.S. Companies
Net income and capital and surplus of our wholly owned Bermuda and Cayman Islands regulated insurance subsidiaries under U.S. GAAP were as follows (in millions):

	Subsidiary (country of domicile)
	F&G Cayman Re (Cayman Islands)	F&G Life Re (Bermuda)
Statutory Net income (loss):
Year ended December 31, 2023	$384	$151
Year ended December 31, 2022	(299)	(339)
Year ended December 31, 2021	99	94
Statutory Capital and Surplus (Deficit):
December 31, 2023	$114	$11
December 31, 2022	(126)	(138)
Regulation - Bermuda
F&G Life Re is a Bermuda exempted company incorporated under the Companies Act 1981, as amended (the “Bermuda Companies Act”) and registered as a Class E insurer under the Insurance Act 1978, as amended, and its related regulations (the “Bermuda Insurance Act”). F&G Life Re is regulated by the Bermuda Monetary Authority (“BMA”).
Effective January 1, 2015, Bermuda was placed on the NAIC’s List of Qualified Jurisdictions, which makes Bermuda-domiciled reinsurers that meet certain criteria to qualify as a certified reinsurer eligible for reduced reinsurance collateral requirements under the NAIC’s Credit for Reinsurance Model Law and Regulations as adopted by various states. F&G Life Re has not applied for a determination to be designated as a certified reinsurer in any state.
Bermuda has been awarded full equivalence for commercial insurers under Europe’s Solvency II regime applicable to insurance companies, which regime came into effect on January 1, 2016.
Effective January 1, 2020, Bermuda was granted NAIC Reciprocal Jurisdiction status, which makes Bermuda domiciled reinsurers that satisfy certain conditions eligible to be designated as a reciprocal jurisdiction reinsurer. Under the NAIC’s Credit for Reinsurance Model Law and Regulations which has been adopted by all states, a ceding insurer may take credit for reinsurance ceded to a reciprocal jurisdiction reinsurer without posting collateral. F&G Life Re has not applied for a determination to be designated a reciprocal jurisdiction reinsurer in any state.
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

The Bermuda Insurance Act imposes on Bermuda insurance companies solvency and liquidity standards, as well as auditing and reporting requirements. Certain significant aspects of the Bermuda insurance regulatory framework are set forth below.
Minimum Solvency Margin. The Bermuda Insurance Act provides that the value of the assets of an insurer must exceed the value of its liabilities by an amount greater than its prescribed minimum solvency margin.
The minimum solvency margin that must be maintained by a Class E insurer is the greater of: (i) $8,000,000; (ii) 2% of first $500,000,000 of assets plus 1.5% of assets above $500,000,000; and (iii) 25% of that insurer’s enhanced capital requirement (“ECR”). An insurer may file an application under the Bermuda Insurance Act to waive the aforementioned requirements.
ECR and Bermuda Solvency Capital Requirements (“BSCR”). Class E insurers are required to maintain available capital and surplus at a level equal to or in excess of the applicable ECR, which is established by reference to either the applicable BSCR model or an approved internal capital model. Furthermore, to enable the BMA to better assess the quality of the insurer’s capital resources, a Class E insurer is required to disclose the makeup of its capital in accordance with its 3-tiered capital system. An insurer may file an application under the Bermuda Insurance Act to have the aforementioned ECR requirements waived.
Restrictions on Dividends and Distributions. In addition to the requirements under the Bermuda Companies Act (as discussed below), the Bermuda Insurance Act limits the maximum amount of annual dividends and distributions that may be paid or distributed by F&G Life Re without prior regulatory approval.
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
Furthermore, as a Class E insurer, F&G Life Re must not declare or pay a dividend in any financial year which would exceed 25% of its total capital and statutory surplus, as set out in its previous year’s financial statements, unless at least seven days before payment of such dividend F&G Life Re files with the BMA an affidavit signed by at least two directors of F&G Life Re and its principal representative under the Bermuda Insurance Act stating that, in the opinion of those signing, declaration of such dividend has not caused the insurer to fail to meet its relevant margins.
The Bermuda Companies Act also limits F&G Life Re’s ability to pay dividends and make distributions to its shareholders. F&G Life Re is not permitted to declare or pay a dividend, or make a distribution out of its contributed surplus, if it is, or would after the payment be, unable to pay its liabilities as they become due or if the realizable value of its assets would be less than its liabilities.
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
Regulation - Cayman Islands
F&G Cayman Re is a Cayman Islands exempted company incorporated under the Companies Act, as amended (2023 Revision) (the “Cayman Islands Companies Act”) and licensed as a Class D insurer in the Cayman Islands under the Insurance Act, 2010 as amended and its related regulation (the “Cayman Islands Insurance Act”). F&G Cayman Re is regulated by the Cayman Islands Monetary Authority (“CIMA”).

The Cayman Islands Insurance Act provides that no person may carry on an insurance business in or from within the Cayman Islands unless licensed under the Cayman Islands Insurance Act. CIMA has broad discretion in its consideration of whether to grant a license and must act in the public interest. CIMA is required by the Cayman Islands Insurance Act to determine whether an applicant is a fit and proper body to be engaged in insurance business. A licensed insurer must comply with the terms of its license and such other conditions as CIMA may impose at any time. In addition, the Cayman Islands Insurance Act requires CIMA approval of increases in control or dispositions of control of an insurance company.
All insurers are required to implement corporate governance policies as CIMA considers appropriate given the nature, size, complexity and risk profile of the insurer. All insurers are also required to comply with the CIMA's Rules and Statements of Guidance as applicable to insurers which is a codification of best practices provided by CIMA, and to submit annually to CIMA audited financial statements and a declaration of compliance confirming it complies with the Cayman Islands Insurance Act.
CIMA utilizes a risk-based approach to licensing and supervising insurers and to determining limitations and/or specific requirements. CIMA reviews on an ongoing basis, an insurer’s audited financial statements, actuarial valuation report and, as appropriate, meeting with senior management during onsite visits.
The Cayman Islands Insurance Act and regulations promulgated thereunder impose solvency and liquidity standards on Cayman Islands insurance companies, as well as auditing and reporting requirements.
Capital Requirements. The Cayman Islands Insurance Act provides that an insurer must maintain a minimum capital requirement based on its license class. For a Class D insurer, the minimum capital requirement is $50,000,000. In addition, an insurer must maintain a minimum margin of solvency at a level equal to or in excess of the total prescribed capital requirement which is established by reference to either the applicable prescribed capital requirements based on license class or an internal capital model approved by CIMA. Notwithstanding the minimum capital requirements, CIMA may set an enhanced prescribed capital requirement in respect of any insurer. CIMA may also, for class B, C and D insurers, exclude from the calculations assets that it deems inappropriate.
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
Note P - ASU 2018-12 Transition
F&G adopted ASU 2018-12 on January 1, 2023 with a transition date of January 1, 2021, which is the earliest period presented in the annual December 31, 2023 Consolidated Financial Statements. We elected to adopt ASU 2018-12 using the full retrospective transition method and balances for FPB, DAC and balances amortized on a basis consistent with DAC (VOBA, DSI, and URL), and MRBs were adjusted to conform to ASU 2018-12 starting as of the FNF Acquisition Date. No hindsight was used for the full retrospective adoption of MRBs. As a result of adoption, the Company recorded a cumulative-effect adjustment, which increased opening 2021 retained earnings by $75 million, net of tax.

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
For MRBs, the transition adjustment reflected within the Consolidated Statements of Comprehensive Earnings relates to the cumulative effect of changes in the instrument-specific credit risk between contract issue date and transition date. The remaining difference between the fair value and carrying amount of the MRBs at transition, excluding the amounts recorded in the Consolidated Statements of Comprehensive Earnings, was recorded as an adjustment to Retained Earnings as of the transition date.
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
Before the adoption of ASU 2018-12, VOBA was amortized consistent with DAC, which was amortized over the lives of the policies in relation to the expected emergence of estimated gross profits (“EGPs”). Based on our historical practice of using consistent amortization methods for VOBA and DAC, we elected to change the amortization method for VOBA associated with fixed rate annuities, FIAs, and IUL/Universal Life (“UL”) products to maintain consistency with the amortization method for DAC. At transition, VOBA associated with these product types is amortized on a constant level basis for the grouped contracts over the expected term of the related contracts to approximate straight-line amortization. Additionally, at transition, shadow adjustments previously recorded in the Consolidated Statements of Comprehensive Earnings, consistent with the historic amortization of DAC, have been removed.
For DAC, DSI and URL, we removed shadow adjustments previously recorded in the Consolidated Statements of Comprehensive Earnings for the impact of unrealized gains and losses that were included in the pre-transition expected gross profits amortization calculation as of the transition date.
Note Q - Related Party Transactions
The Company has determined that related parties would fall into the following categories; (i) affiliates of the entity, (ii) entities for which investments in their equity securities would be required to be accounted for by the equity method by the investing entity, (iii) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management, (iv) principal owners (>10% equity stake) of the entity and members of their immediate families, (v) management (including FNF’s Board of Directors, CEO, and other persons responsible for achieving the objectives of the entity and who have the authority to establish policies and make decisions) of the entity and other members of their immediate families, (vi) other parties with which the entity may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests (vii) other parties that can significantly influence management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate business, (viii) attorney in fact of a reciprocal reporting entity or any affiliate of the attorney in fact, and (ix) a U.S. manager of a U.S. branch or any affiliate of the U.S. manager of a U.S. branch.

The Company has determined that FNF as well as FNF's directors and officers (along with their immediate family members) are related parties.
FNF
Separation Agreement
F&G has entered into the Separation Agreement with FNF to provide for, among other things, the principal corporate transactions required to effect the separation and distribution, certain conditions to the separation and distribution and provisions governing our relationship with FNF with respect to and resulting from the separation and distribution. Refer to “Risk Factors - Risks Related to the Separation and Distribution and our Status as a subsidiary of FNF” in this Annual Report on Form 10-K for additional information on the separation.
Notes Payable
For a description of our financing arrangements with FNF see Note L - Notes Payable to the Consolidated Financial Statements included in this Annual Report on Form 10-K.
Governance
Because FNF owns approximately 85% of the shares of outstanding F&G common stock, we are a controlled company within the meaning of the corporate governance standards of the NYSE. A controlled company does not need its board of directors to have a majority of independent directors or to form an independent compensation committee or nominating and corporate governance committee. Refer to “Risk Factors - Risks Related to the Separation and Distribution and our Status as a subsidiary of FNF” in this Annual Report on Form 10-K for additional information on management and governance.
FNF $250 million Preferred Stock Investment
On January 12, 2024 we completed a $250 million preferred stock investment from FNF. F&G will use net proceeds from the investment to support the growth of its assets under management. Under the terms of the agreement, FNF agreed to invest $250 million in exchange for 5,000,000 shares of F&G’s 6.875% Series A Mandatory Convertible Preferred Stock, par value $.001 per share, liquidation preference of $50.00 per share (the “FNF Preferred Stock”). Unless earlier converted at the option of the holder, each outstanding share of the FNF Preferred Stock will automatically convert into shares of F&G common stock on January 15, 2027.
Tax Sharing Agreement
Refer to Note H - Income Taxes for a discussion of the tax matters agreement between FNF and the Company.
Stock Split, Increase to Authorized shares and Exchange Agreement with FNF
On June 24, 2022, the following actions previously approved by the F&G board of directors became effective: (i) a stock split in a ratio of 105,000 for 1. FNF, as the sole shareholder, received, in the form of a dividend, 104,999 additional shares of common stock for each share of common stock held. Earnings per share has been retrospectively adjusted to reflect as if the split occurred as of June 1, 2020 in accordance with GAAP; (ii) an increase in the number of authorized shares of common stock from one thousand (1,000) to five hundred million (500,000,000); (iii) an exchange agreement with FNF pursuant to which F&G transferred shares of its common stock to FNF in exchange for the $400 million FNF Promissory Note, after which the note was retired. There was no gain or loss recorded with respect to the exchange agreement. For the years ended December 31, 2023 and 2022, interest expense on the FNF Promissory Note was $0 and approximately $6 million, respectively.
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
Shared Services
For the three-year period ended December 31, 2023, FNF provided certain operational support services for F&G including tax, insurance, legal, risk management, information technology, employee benefits and accounting. Expenses incurred by F&G for all services were insignificant for the years ended December 31, 2023, 2022 and 2021.
Owned Distribution Investments
In 2023, we purchased a 30% minority ownership stake in Quility, a 40% minority ownership stake in DCMT, and a 49% minority ownership stake in Syncis. Refer to FN A - Business and Summary of Significant Accounting Policies - Owned Distribution Investments for more information regarding these investments.
We also have a 30% minority ownership stake in Freedom Equity Group (“FEG”). FEG is a Network Marketing Group that focuses on cultural markets including Mexican-American, Hmong, Laotian, Filipino, Burmese, Congolese-American, Samoan, African-American, Thai and Vietnamese.
We have elected the fair value option to account for these investments and have included them in Investments in unconsolidated affiliates on the accompanying Consolidated Balance Sheets.
For the years ended December 31, 2023 and 2022, we expensed approximately $154 million and $74 million in commissions on sales through our funded owned distribution investments and their affiliates. Acquisition expenses are deferred and amortized in Depreciation and amortization on the accompanying Consolidated Statements of Operations.
Refer to Note A - Business and Summary of Significant Accounting Policies - Recent Developments, for discussion of a recent investment we made in Roar Joint Venture, LLC.
Specialty Lending Company LLC (“Specialty Lending”)

The Company has a 10% ownership stake in Specialty Lending with a 50% voting interest. Specialty Lending is a specialty finance company focused on consumer credit. Specialty Lending is accounted for using the equity method of accounting and is included in Investments in unconsolidated affiliates on the accompanying Consolidated Balance Sheets.

Note R - Employee Benefit Plans
FNF Stock Purchase Plan
During the years ended December 31, 2022 and 2021, our eligible employees could voluntarily participate in FNF's employee stock purchase plan (“ESPP”) sponsored by FNF. Pursuant to the ESPP, employees may contribute an amount between 3% and 15% of their base salary and certain commissions. Company matching contributions are funded one year after employee contributions are made pursuant to the ESPP. We provided FNF an insignificant amount with respect to our matching contributions to the ESPP in the years ended December 31, 2023, 2022 and 2021. Effective January 1, 2023, our employees were no longer eligible to participate in the ESPP.

F&G Stock Purchase Plan
On January 1, 2023, the Company adopted an Employee Stock Purchase Plan (“F&G ESPP”), enabling employees to purchase the Company stock in an amount between 3% and 15% of their base salary and certain commissions. Based on employee contributions the company will match either 33.3% or 50% one year after initial employee contributions are made pursuant to the F&G ESPP. Our matching expense related to the F&G ESPP was immaterial for the year ended December 31, 2023.

401(k) Plan
During the three-year period ended December 31, 2023, we have offered our employees the opportunity to participate in our 401(k) plan (the “401(k) Plan”), a qualified voluntary contributory savings plan that is available to substantially all of our employees. Eligible employees may contribute up to 75% of their pre-tax annual compensation, up to the amount allowed pursuant to the Internal Revenue Code. We make an employer match on the 401(k) Plan of $1.00 on each $1.00 contributed up to the first 5% of eligible earnings contributed to the 401(k) Plan by employees. The employer match recorded in personnel costs in the Consolidated Statement of Operations was $7 million, $5 million, $3 million in for the years ended December 31, 2023, 2022 and 2021, respectively, and was credited based on the participant's individual investment elections in the 401(k) Plan.

Stock-Based Compensation
We account for stock-based compensation plans in accordance with GAAP on share-based payments, which requires that compensation cost relating to share-based payments be recognized in the consolidated financial statements based on the fair value of each award. Using the fair value method of accounting, compensation cost is measured based on the fair value of the award at the grant date and recognized over the service period. Total compensation costs recorded in personnel costs in the Consolidated Statement of Operations for the years ended December 31, 2023, 2022, and 2021 were $23 million, $12 million and $9 million, respectively.

2022 F&G Omnibus Incentive Plan
On December 1, 2022, we established the F&G Annuities & Life, Inc. 2022 Omnibus Incentive Plan (the “2022 F&G Omnibus Plan”), authorizing the issuance of up to 6 million shares of F&G common stock, subject to the terms of the 2022 F&G Omnibus Plan. The 2022 F&G Omnibus Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and performance shares, performance units, other cash and stock-based awards and dividend equivalents. As of December 31, 2023, there were 1,784,142 shares of restricted stock outstanding under the 2022 F&G Omnibus Plan. Awards granted are approved by the Compensation Committee of the Board of Directors. Awards vest over a 3-year period and have a performance restriction that must be met for shares awarded to vest. If the performance restriction is not satisfied during the measurement period, all of the shares that do not satisfy the performance criteria will be forfeited to the Company for no consideration.

F&G restricted stock transactions under the 2022 F&G Omnibus Plan during the years ended December 31, 2023 and 2022 are as follows:

	Shares	Weighted Average Grant Date Fair Value
Balance, January 1, 2023	1,409,904	$21.80
Granted	876,736	40.28
Canceled	(48,900)	21.80
Vested	(453,598)	21.80
Balance, December 31, 2023	1,784,142	$30.88

	Shares	Weighted Average Grant Date Fair Value
Balance, January 1, 2022	—	$—
Granted	1,411,369	21.80
Canceled	(1,465)	21.80
Vested	—	—
Balance, December 31, 2022	1,409,904	$21.80

Fair value of restricted stock awards and units is based on the grant date value of the underlying stock derived from quoted market prices. The total fair value of restricted stock awards granted in the years ended December 31, 2023 and December 31, 2022 was $35 million and $31 million, respectively. There were 453,598 and 0 restricted stock awards which vested in the years ended December 31, 2023 and 2022. Net earnings (loss) reflects stock-based compensation expense amounts of $19 million and $1 million for the years ended December 31, 2023 and 2022, respectively, which are recorded in personnel costs in the Consolidated Statement of Operations.

For the period ended December 31, 2023, the total unrecognized compensation costs related to non-vested restricted stock grants pursuant to the 2022 F&G Omnibus Plan are $45 million, which is expected to be recognized in pre-tax income over a weighted average period of 2.67 years.

FGL Incentive Plan and 2020 F&G Omnibus Incentive Plan
We have outstanding restricted stock grants and stock options under the FGL Holdings 2017 Omnibus Incentive Plan, as amended and restated (the “2020 F&G Omnibus Plan”), which was assumed by FNF. The outstanding awards and options are settled by issuance of FNF common stock. All of the outstanding options are vested and expire at various dates through August 2026. As of December 31, 2023, there were 181,479 shares of restricted stock and 643,623 stock options outstanding under the 2020 F&G Omnibus Plan.
Stock option transactions under the 2020 F&G Omnibus Plan for the three-year period ended December 31, 2023, are as follows:

	Options	Weighted Average Exercise Price	Exercisable
Balance, December 31, 2020	2,002,690	$36.14	1,021,671
Exercised	(474,754)	36.68
Canceled	—	—
Balance, December 31, 2021	1,527,936	35.97	1,072,584
Granted	—	—
Exercised	(352,614)	38.79
Canceled	(2,715)	28.00
Balance, December 31, 2022	1,172,607	35.15	1,172,607
Granted	—	—	—
Exercised	(502,414)	30.31	—
Canceled	(26,570)	38.07	—
Balance, December 31, 2023	643,623	$38.80	643,623

The following table summarizes information related to stock options outstanding and exercisable as of December 31, 2023:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Intrinsic Value	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Intrinsic Value
		(In years)		(In millions)		(In years)		(In millions)
$0.00 - $28.00	17,409	2.60	$28.00	$1	17,409	2.60	$28.00	$1
$28.00 - $39.10	626,214	1.76	39.10	7	626,214	1.76	39.10	7
	643,623			$8	643,623			$8
Option awards are measured at fair value on the grant date using the Black Scholes Option Pricing Model. The intrinsic value of options exercised in the year ended December 31, 2023 was $8 million and was insignificant for the years ended December 31, 2022 and December 31, 2021.
Restricted stock transactions under the 2020 F&G Omnibus Plan for the three-year period ended December 31, 2023, are as follows:

	Shares	Weighted Average Grant Date Fair Value
Balance, December 31, 2020	449,870	$34.11
Granted	311,081	48.28
Canceled	(12,437)	33.40
Vested	(29,873)	34.59
Balance, December 31, 2021	718,641	40.24
Granted	—	—
Canceled	(78,551)	37.79
Vested	(138,542)	34.11
Balance, December 31, 2022	501,548	42.31
Granted	—	—
Canceled	(15,965)	45.63
Vested	(304,104)	42.87
Balance, December 31, 2023	181,479	$41.08
The total fair value of restricted stock awards granted in the years ended December 31, 2023, 2022 and 2021 was $0, $0 and $15 million, respectively. The total fair value of restricted stock awards, which vested in the years ended December 31, 2023, 2022, and 2021 was $13 million, $5 million and $1 million, respectively. Net earnings (loss) reflects stock-based compensation expense amounts of $3 million, $12 million and $9 million for the years ended December 31, 2023, 2022 and 2021, respectively, which are included in personnel costs in the Consolidated Statement of Operations.
At December 31, 2023, the total unrecognized compensation cost related to restricted stock grants pursuant to the FGL Incentive Plan and the 2020 F&G Omnibus Plan is $1 million, all of which is expected to be recognized in pre-tax income in 2024.

Non-Qualified Deferred Compensation Plan
We have established the F&G Annuities & Life, Inc. Deferred Compensation Plan (the “Deferred Compensation Plan”), which allows eligible employees and directors to make voluntary contributions to the Deferred Compensation Plan. Employer contributions to the Deferred Compensation Plan are discretionary. For the year ended December 31, 2023, we did not make any discretionary contributions. At December 31, 2023 and 2022, the total liability for the Deferred Compensation Plan was $11 million and $12 million, respectively.

Note S - Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (share amounts in thousands):

	Year Ended December 31,
	2023	2022	2021
Net earnings (loss) from continuing operations	$(58)	$635	$1,232
Net earnings (loss) from discontinued operations	—	—	8
Net earnings (loss)	$(58)	$635	$1,240

Weighted-average common shares outstanding - basic	124	115	105
Dilutive effect of unvested restricted stock	—	—	—
Dilutive effect of stock options	—	—	—
Weighted-average shares outstanding - diluted	124	115	105

Net earnings (loss) per common share:
Basic - continuing	$(0.47)	$5.52	$11.73
Basic - discontinued operations	—	—	0.08
Basic - net	$(0.47)	$5.52	$11.81

Diluted - continuing	(0.47)	$5.52	$11.73
Diluted - discontinued operations	—	—	0.08
Diluted - net	$(0.47)	$5.52	$11.81
Under applicable accounting guidance, companies in a loss position are required to use basic weighted average common shares outstanding in the calculation of diluted loss per share. Therefore, as a result of our net loss for the year ended December 31, 2023, we were required to use basic weighted-average common shares outstanding in the calculation of diluted loss per share, as the inclusion of 593 thousand restricted shares would have been antidilutive to the calculation. If we had not incurred a net loss for the year ended December 31, 2023, dilutive potential common shares would have been 125 million.
Restricted stock, options or other instruments, which provide the ability to acquire shares of our common stock that are antidilutive are excluded from the computation of diluted earnings per share. For the years ended December 31, 2023 and 2022, the diluted earnings per share calculation excluded the weighted average effect of 111 thousand and 120 thousand restricted stock units, respectively, issued under the 2022 F&G Omnibus Plan due to their antidilutive effect. For the year ended December 31, 2021, the Company did not have any share-based plans involving the issuance of the Company's equity and, therefore, no impact to the diluted earnings per share calculation.
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
Note T - Recent Accounting Pronouncements
Adopted Pronouncements
In August 2018, the FASB issued ASU 2018-12, as clarified and amended by ASU 2019-09, Financial Services-Insurance: Effective Date and ASU 2020-11, Financial Services-Insurance: Effective Date and Early Application, effective for fiscal years beginning after December 15, 2022 including interim periods within those fiscal years. This update introduced the following requirements: assumptions used to measure cash flows for traditional and limited-payment contracts must be reviewed at least annually with the effect of changes in those assumptions being recognized in the statement of operations; the discount rate applied to measure the liability for future policy benefits and limited-payment contracts must be updated at each reporting date with the effect of changes in the rate being recognized in AOCI; MRBs associated with deposit contracts must be measured at fair value, with the effect of the change in the fair value recognized in earnings, except for the change attributable to instrument-specific credit risk which is recognized in AOCI; deferred acquisition costs are no longer required to be amortized in proportion to premiums, gross profits, or gross margins; instead, those balances must be amortized on a constant level basis over the expected term of the related contracts; deferred acquisition costs must be written off for unexpected contract terminations; and disaggregated roll forwards of beginning to ending balances of the liability for future policy benefits, policyholder account balances, MRBs, separate account liabilities and deferred acquisition costs, as well as information about significant inputs, judgments, assumptions, and methods used in measurement are required to be disclosed. We adopted this standard, which required the new guidance be applied as of the beginning of the earliest period that will be presented in our annual December 31, 2023 Consolidated Financial Statements or January 1, 2021, referred to as the transition date, and elected the full retrospective transition method. As a result of adoption, the Company recorded a cumulative-effect adjustment, which increased opening 2021 retained earnings by $75 million, net of tax. Refer to Note P - Transition for more information.

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
Pronouncements Not Yet Adopted
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this update improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expense categories that are regularly provided to the chief operating decision maker (“CODM”) and included in each reported measure of a segment’s profit or loss. In addition, the amendments enhance interim disclosure requirements that are currently required annually, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, and contain other disclosure requirements. Additionally, the amendments require that entities with a single reportable segment must now provide all the disclosures previously required under Topic 280. The amendments in this update are incremental to the current requirements of Topic 280 and do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The enhanced segment disclosure requirements apply retrospectively to all prior periods presented in the financial statements. The significant segment expense and other segment item amounts disclosed in prior periods shall be based on the significant segment expense categories identified and disclosed in the period of adoption. The amendments in this update are effective for all public entities for fiscal years beginning after December 15, 2023, and interim periods beginning after December 15, 2024. Early adoption is permitted, and the updates must be applied retrospectively to all periods presented in the financial statements. We do not currently expect to early adopt this standard and are in the process of assessing its impact on our disclosures upon adoption.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this update enhance the transparency of the income tax disclosures by expanding on the disclosures required annually. The amendments require entities to disclose in their rate reconciliation table additional categories of information about federal, state, and foreign income taxes, in addition to providing details about the reconciling items in some categories if above a quantitative threshold. Additionally, the amendments require annual disclosure of income taxes paid (net of refunds received) disaggregated by jurisdiction based on a quantitative threshold. The amendments in this update are effective for public business entities for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments should be applied on a prospective basis, and retrospective application is permitted. We do not currently expect to early adopt this standard and are in the process of assessing its impact on our disclosures upon adoption.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of December 31, 2023, the Company’s disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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
Management’s Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only with proper authorizations; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. These inherent limitations are an intrinsic part of the financial reporting process. Therefore, although the Company’s management is unable to eliminate this risk, it is possible to develop safeguards to reduce it. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The Company's management, under the supervision of and with the participation of the CEO and CFO, assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2023 based on criteria for effective control over financial reporting described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013. Based on this assessment the Company's management concluded that its internal control over financial reporting was effective as of December 31, 2023 in accordance with the COSO criteria. The Company's independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the effectiveness of the Company's internal control over financial reporting, which is included herein.
Changes in Internal Control Over Financial Reporting
An evaluation was performed under the supervision of the Company's management, including the CEO and CFO, of whether any change in the Company's internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended December 31, 2023.
Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that no change in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 9B. Other Information
Refer to Note A - Business and Summary of Significant Accounting Policies, Recent Developments for a discussion of subsequent events.

Item 9C. Disclosures Regarding Foreign Jurisdiction that Prevent Inspections
Not applicable.

Part III
Items 10-14
Within 120 days after the close of our fiscal year, we intend to file with the Securities and Exchange Commission the matters required by these items.

Part IV
Item 15. Exhibits, Financial Statement Schedules
List of Documents Filed
1) Financial Statements
    See Index to Consolidated Financial Statements on Page 101 included in Item. 8 of Part II in this Annual Report on Form 10-K.
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
4.1
Certificate of Designations of the Company designating the 6.875% Series A Mandatory Convertible Preferred Stock, dated as of January 12, 2024 (incorporated by reference to Exhibit No. 5.1 to the Company’s Current Report on Form 8-K, filed with the Commission on January 16, 2024).

4.2
Third Supplemental Indenture relating to the 7.950% Senior Notes due 2053, dated as of December 6, 2023, among F&G Annuities & Life, Inc., the guarantors named therein and Citibank, N.A., as trustee (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Commission on December 6, 2023).

4.3	Form of 7.950% Senior Notes due 2053 (included in Exhibit 4.1) incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on December 6, 2023).
4.4
Indenture, dated as of January 13, 2023, among F&G Annuities & Life, Inc., the guarantors named therein and Citibank, N.A., as trustee (incorporated by reference to Exhibit No. 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on January 13, 2023).

4.5
First Supplemental Indenture relating to the 7.400% Senior Notes due 2028, dated as of January 13, 2023, among F&G Annuities & Life, Inc., the guarantors named therein and Citibank, N.A., as trustee (incorporated by reference to Exhibit No. 4.2 to the Company’s Current Report on Form 8-K, filed with the Commission on January 13, 2023).

4.6	Form of 7.400% Senior Notes due 2028 (incorporated by reference to Exhibit No. 4.3 to the Company’s Current Report on Form 8-K, filed with the Commission on January 13, 2023).
4.7
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

4.9
Second Supplemental Indenture, dated as of June 1, 2020, among Fidelity National Financial, Inc., Fidelity & Guaranty Life Holdings, Inc., and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit No. 4.3 to the Company’s Amendment No. 3 to Form 10, filed with the Commission on November 10, 2022).

4.10
Officer’s Certificate of Fidelity & Guaranty Life Holdings, Inc., dated April 13, 2021 (incorporated by reference to Exhibit No. 4.4 to the Company’s Amendment No. 3 to Form 10, filed with the Commission on November 10, 2022).

4.11*	Description of Capital Stock.
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

10.26
Amended and Restated Credit Agreement, dated as of February 16, 2024, by and among F&G Annuities & Life, Inc., a Delaware corporation, as the borrower, the guarantors party thereto, Bank of America, N.A., as administrative agent, and the financial institutions party thereto as lenders (incorporated by reference to Exhibit No. 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on February 16, 2024).

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

10.28
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

10.29
Letter regarding Blackstone Participation Fee in Respect of New Business, dated as of March 10, 2023, by and between F&G Annuities & Life Inc., and BilCar, LLC (incorporated by reference to Exhibit No. 10.2 to the Company Current Report on Form 8-K, filed with the Commission on March 10, 2023).

10.30*†	Form of Notice of F&G Restricted Stock Grant dated November 15, 2023 under F&G 2022 Omnibus Incentive Plan.
21.1*	List of Subsidiaries.
23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24*	Power of Attorney (set forth on the signature page to this Annual Report on Form 10-K and incorporated by reference herein).
31.1*	Certification of Chief Executive Officer, pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer, pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97 *†	F&G Annuities & Life, Inc. Incentive-Based Compensation Recovery Policy.
101*	The following financial information from the Company’s Annual Report on Form 10-K for the twelve-month period ended December 31, 2023 is formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) notes to these consolidated financial statements, and (vii) the Cover Page to the Company’s Annual Report on Form 10-K.
104*	The cover page from the Company’s Annual Report on Form 10-K for the twelve-month period ended December 31, 2023 is formatted in Inline XBRL (Extensible Business Reporting Language) and contained in Exhibit 101.
*    Filed herewith.
†    Indicates management contract or compensatory plan or agreement.

Item 16. Form 10-K Summary
None.

Signatures
Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

F&G Annuities & Life, Inc. (Registrant)

Date:	February 29, 2024	By:	/s/ Wendy J.B. Young
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

Signature	Title	Date

/s/ Christopher O. Blunt	Director, President and Chief Executive Officer	February 29, 2024
Christopher O. Blunt	(Principal Executive Officer)

/s/ Wendy J.B. Young	Chief Financial Officer	February 29, 2024
Wendy JB Young	(Principal Financial and Accounting Officer)

/s/ William P. Foley, II	Director and Executive Chairman of the Board	February 29, 2024
William P. Foley, II

/s/ Douglas K. Ammerman	Director	February 29, 2024
Douglas K. Ammerman

/s/ Celina J. Wang Doka	Director	February 29, 2024
Celina Wang Doka

/s/ Douglas Martinez	Director	February 29, 2024
Douglas Martinez

/s/ Michael J. Nolan	Director	February 29, 2024
Michael J. Nolan

/s/ Raymond R. Quirk	Director	February 29, 2024
Raymond R. Quirk

/s/ John D. Rood	Director	February 29, 2024
John D. Rood

Schedule I
F&G ANNUITIES & LIFE, INC. AND SUBSIDIARIES
SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES

	December 31, 2023
(In millions)	Amortized Cost	Fair Value	Amount Shown on Consolidated Balance Sheet
Fixed maturity securities, available for sale:
United States Government full faith and credit	$258	$261	$261
United States Government sponsored entities	34	31	31
United States municipalities, states and territories	1,776	1,567	1,567
Foreign Governments	263	226	226
Corporate securities:
Finance, insurance and real estate	7,526	6,895	6,895
Manufacturing, construction and mining	1,077	947	947
Utilities, energy and related sectors	2,825	2,374	2,374
Wholesale/retail trade	2,799	2,433	2,433
Services, media and other	4,553	3,930	3,930
Hybrid securities	668	618	618
Non-agency residential mortgage-backed securities	2,467	2,393	2,393
Commercial mortgage-backed securities	4,732	4,410	4,410
Asset-backed securities	9,273	8,929	8,929
CLO securities	5,350	5,405	5,405
Total fixed maturity securities, available for sale	$43,601	$40,419	$40,419
Equity securities	682	606	606
Limited partnerships:
Private equity	1,277	1,277	1,277
Real assets	465	463	463
Credit	1,039	1,039	1,039
Limited partnerships	2,781	2,779	2,779
Commercial mortgage loans	2,538	2,253	2,538
Residential mortgage loans	2,798	2,545	2,798
Other (primarily derivatives and company owned life insurance)	1,621	1,697	1,697
Short term investments	1,452	1,452	1,452
Total investments	$55,473	$51,751	$52,289
See Report of Independent Registered Public Accounting Firm

Schedule II
F&G ANNUITIES & LIFE, INC. (Parent Only)
CONDENSED FINANCIAL INFORMATION OF PARENT ONLY
SUPPLEMENTAL CONDENSED BALANCE SHEET

(In millions)	December 31, 2023	December 31, 2022
Assets
Investments in consolidated subsidiaries	$4,236	$2,806
Fixed maturity securities, available for sale	54	54
Cash and cash equivalents	12	52
Prepaid expenses and other assets	3	6
Income taxes receivable	13	60
Total assets	$4,318	$2,978

Liabilities and Equity
Accounts payable and other liabilities	20	24
Intercompany payables	1	3
Notes payable	1,194	546
Total liabilities	$1,215	$573

Equity:
F&G common stock, $0.001 par value; authorized 500,000,000 shares as of December 31, 2023 and 2022; outstanding of 126,332,142 and 126,409,904 as of December 31, 2023 and 2022, respectively, and issued of 127,234,902 and 126,409,904 as of December 31, 2023 and 2022, respectively	—	—
Additional paid-in-capital	3,185	3,162
Retained earnings	1,926	2,061
Accumulated other comprehensive earnings (loss)	(1,990)	(2,818)
Treasury stock, at cost (902,760 shares and 7,762 shares as of December 31, 2023 and 2022, respectively)	(18)	—
Total equity	3,103	2,405
Total liabilities and equity	$4,318	$2,978
See Report of Independent Registered Public Accounting Firm.

Schedule II (continued)
F&G ANNUITIES & LIFE, INC. (Parent Only)
CONDENSED FINANCIAL INFORMATION OF PARENT ONLY
SUPPLEMENTAL CONDENSED INCOME STATEMENT

(In millions)	Year ended December 31,
	2023	2022	2021
Revenues:
Life insurance premiums and other fees	$3	$—	$—
Interest and investment income	16	3	—
Total revenues	19	3	—
Expenses:
Other operating expenses	5	—	—
Interest expense	75	7	3
Total expenses	80	7	3
Earnings (loss) before income tax expense and equity in earnings of subsidiaries	(61)	(4)	(3)
Income tax expense (benefit)	(13)	(24)	—
Earnings (loss) before equity in earnings of subsidiaries	(48)	20	(3)
Equity in earnings (loss) of subsidiaries	(10)	615	1,243
Net earnings (loss)	$(58)	$635	$1,240

See Report of Independent Registered Public Accounting Firm.

Schedule II (continued)

F&G ANNUITIES & LIFE, INC. (Parent Only)
CONDENSED FINANCIAL INFORMATION OF PARENT ONLY
SUPPLEMENTAL CONDENSED CASH FLOW STATEMENT

(In millions)	Year ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net earnings (loss)	$(58)	$635	$1,240
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Gain on sales of investments	—	1	—
Equity in earnings (loss) of subsidiaries	10	(615)	(1,243)
Net change in income taxes	47	(25)	—
Stock-based compensation	23	12	9
Net (increase) decrease in other assets and other liabilities	(28)	(9)	(3)
Net cash provided by (used in) operating activities	(6)	(1)	3

Cash flows from investing activities:
Proceeds from sales, calls and maturities of investment securities	2	4	—
Net cash provided by (used in) investing activities	2	4	—

Cash flows from financing activities:
Borrowings	845	550	—
Debt issuance costs	(12)	(4)	—
Capital contributions	(589)	(500)	—
Purchases of treasury stock	(18)	—	—
Dividends paid	(77)	—	—
Net revolving credit facility repayments	(185)	—	—
Net cash provided by (used in) financing activities	(36)	46	—

Net change in cash and cash equivalents	(40)	49	3
Cash and cash equivalents at beginning of year	52	3	—
Cash and cash equivalents at end of year	$12	$52	$3
See Report of Independent Registered Public Accounting Firm.

Schedule III
F&G ANNUITIES & LIFE, INC. AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION

(In millions)	Year ended December 31,
	2023	2022	2021
Deferred acquisition costs	$2,215	$1,411	$784
Future policy benefits, losses, claims and loss expenses	7,050	5,021	4,918
Other policy claims and benefits payable	92	109	109
Life insurance premiums and other fees	2,413	1,704	1,407
Interest and investment income	2,211	1,655	1,852
Benefits, claims, losses and settlement expenses	(3,553)	(1,126)	(1,932)
Amortization of deferred policy acquisition costs	(191)	(99)	(46)
Other operating expenses, net of deferrals	(146)	(102)	(105)
See Report of Independent Registered Public Accounting Firm.

Schedule IV
F&G ANNUITIES & LIFE, INC. AND SUBSIDIARIES
SUPPLEMENTAL REINSURANCE SCHEDULE
(In millions)

For the year ended December 31, 2023	Gross Amount	Ceded to other companies	Assumed from other companies	Net Amount	Percentage of amount assumed to net
Life insurance in force	$8,448	$(1,436)	$—	$7,012	—%

Premiums and other considerations:
Traditional life insurance premiums	148	(105)	—	43	—%
Life-contingent PRT premiums	1,964	—	—	1,964	—%
Annuity product charges and other fees	455	(49)	—	406	—%
Total premiums and other considerations	$2,567	$(154)	$—	$2,413	—%

For the year ended December 31, 2022	Gross Amount	Ceded to other companies	Assumed from other companies	Net Amount	Percentage of amount assumed to net
Life insurance in force	$6,296	$(1,524)	$—	$4,772	—%

Premiums and other considerations:
Traditional life insurance premiums	160	(128)	—	32	—%
Life-contingent PRT premiums	1,362	—	—	1,362	—%
Annuity product charges and other fees	360	(50)	—	310	—%
Total premiums and other considerations	$1,882	$(178)	$—	$1,704	—%

For the year ended December 31, 2021	Gross Amount	Ceded to other companies	Assumed from other companies	Net Amount	Percentage of amount assumed to net
Life insurance in force	$4,895	$(1,642)	$—	$3,253	—%

Premiums and other considerations:
Traditional life insurance premiums	168	(137)	—	31	—%
Life-contingent PRT premiums	1,146	—	—	1,146	—%
Annuity product charges and other fees	281	(51)	—	230	—%
Total premiums and other considerations	$1,595	$(188)	$—	$1,407	—%
See Report of Independent Registered Public Accounting Firm.