Form 10-K/A
period 2023-12-31
F&G Annuities & Life, Inc.
filed 2024-04-26
CIK 1934850

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report    Yes  ☒   No ☐

If the company’s securities are registered under Section 12(b), indicate by check mark whether the company’s financial statements included in the Form 10-K reflect the correction of an error to previously issued financial statements.      Yes  ☐   No ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the company’s executive officers during the relevant recovery period pursuant to Rule 10D-1(b) under the Exchange Act.     Yes  ☐   No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐   No ☒

As of the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s Common Stock was not publicly traded.

The registrant had outstanding 126,149,030 shares of common stock as of April 15, 2024.

Ernst & Young LLP

Des Moines, Iowa

Auditor Firm ID 42

EXPLANATORY NOTE

This Amendment No. 1 (the Amendment) on Form 10-K/A is being filed with respect to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the Securities and Exchange Commission on February 29, 2024 (the Original Filing). The Company is filing this Amendment solely to present the information required by Part III (Items 10, 11, 12, 13 and 14) of Form 10-K, which was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K.

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

i

PART III

ITEM 10.	DIRECTORS AND OFFICERS OF THE REGISTRANT

Certain Information about our Directors

Certain biographical information for our directors is below.

Nominees for Class II Directors - Term Expiring in 2027 (if elected)

Name	Position	Age
Douglas K. Ammerman	Chairman of the Audit Committee	72
	Member of the Compensation Committee
	Member of the Nominating and Governance Committee
Celina J. Wang Doka	Director	63
Raymond R. Quirk	Director	77

Douglas K. Ammerman: Mr. Ammerman has served on our board of directors since December 2022. Mr. Ammerman has also served as a director of Fidelity National Financial, Inc. (FNF) since 2005. Mr. Ammerman is a retired partner of KPMG LLP, where he became a partner in 1984. Mr. Ammerman formally retired from KPMG in 2002. He also serves as a director of Stantec Inc. since September 2011, where he serves as Chairman, as a director of Dun & Bradstreet Holdings, Inc. since February 2019, and as a director of Cannae Holdings, Inc. since February 2024. Mr. Ammerman formerly served on the boards J. Alexander’s Holdings, Inc. and Foley Trasimene Acquisition Corp. Mr. Ammerman’s qualifications to serve on the F&G board of directors include his financial and accounting background and expertise, including his 18 years as a partner with KPMG, and his experience as a director on the boards of other companies.

Celina J. Wang Doka: Ms. Doka has served on our board of directors since July 2023. Ms. Doka is a retired audit partner of KPMG LLP where she led KPMG’s Building, Construction and Real Estate practice in the firm’s Orange County office, served on KPMG’s Partnership Audit Committee, and co-led the Orange County Chapter of KPMG’s Network of Women. She also serves as a director of Stantec Inc. since March 2023. She is currently the Immediate Past President of the Board of Directors of Human Options, a non-profit organization focused on ending the cycle of domestic violence, and formerly chaired the Advisory Board for the University of California at Irvine’s Paul Merage School of Business, Program for Real Estate Management. Ms. Doka’s qualifications to serve on the F&G board of directors include her financial and accounting background and expertise, including her 39 years with KPMG, where she provided accounting and auditing services for a wide variety of public and private clients, specializing in the real estate, investment management, civil engineering, medical device, life sciences, pharmaceutical and title insurance industries.

Raymond R. Quirk: Mr. Quirk has served on our board of directors since August 2020. Mr. Quirk has served as Executive Vice-Chairman of FNF since February 2022 and formerly served as Chief Executive Officer of FNF from December 2013 to February 2022. He has also served as a director of FNF since February 2017. Previously, he had served as the President of FNF from April 2008 to December 2013. Mr. Quirk served as Co-President of FNF from May 2007 to April 2008 and as Co-Chief Operating Officer of FNF from October 2006 until May 2007. Since joining FNF in 1985, Mr. Quirk has served in numerous executive and management positions, including Executive Vice President, Division Manager and Regional Manager, with responsibilities for managing direct and agency operations nationally. Mr. Quirk formerly served on the board of directors of J. Alexander’s Holdings, Inc. Mr. Quirk’s qualifications to serve on the F&G board of directors include his more than 35 years of experience with FNF, his deep knowledge of our business and industry and his strong leadership abilities.

Class III Directors - Term Expiring 2025

Name	Position	Age
William P. Foley, II	Director; Executive Chairman of the Board	79
Christopher O. Blunt	Director; President and Chief Executive Officer	61

William P. Foley, II: Mr. Foley has served as Executive Chairman of F&G since November 2022. Mr. Foley is a founder of FNF and has served as Chairman of the board of directors of FNF since 1984. He served as Chief Executive Officer of FNF until May 2007 and as President of FNF until December 1994. Mr. Foley has served as Chief Executive Officer and Chief Investment Officer of Cannae Holdings, Inc. since February 2024, and as Chairman of Cannae Holdings, Inc. since July 2017. Mr. Foley is the Managing Member and a Senior Managing Director of Trasimene Capital Management, LLC, a private company that provides certain management services to Cannae Holdings, Inc., since 2019. Mr. Foley has also served as non-executive Chairman of the board of directors of Dun & Bradstreet Holdings, Inc. since February 2019 and as Executive Chairman since February 2022, Mr. Foley has served as the non-executive Chairman of the board of directors of Alight, Inc. since April 2021 and served on the board of its predecessor, Foley Trasimene Acquisition Corp. from May 2020 until April 2021. From January 2014 to June 2021, Mr. Foley also served as Chairman of the Board of Black Knight, Inc. and its predecessors. He served as non-executive Chairman of the board of directors of Paysafe Limited and its predecessor, Foley Trasimene Acquisition Corp. II, from March 2020 until March 2022. Mr. Foley formerly served as Co-Chairman of FGL Holdings, as a director of Ceridian HCM Holding Inc. from September 2013 to August 2019 and as Vice Chairman of Fidelity National Information Services, Inc. Mr. Foley formerly served on the boards of Austerlitz Acquisition Corporation I and Austerlitz Acquisition Corporation II and Trebia Acquisition Corp., which were blank check companies, but resigned from those boards in April 2021. Mr. Foley formerly served as Chairman of Foley Wines Ltd., a New Zealand company, until March 2023. After receiving his B.S. degree in engineering from the United States Military Academy at West Point, Mr. Foley served in the U.S. Air Force, where he attained the rank of captain. Mr. Foley received his Master of Business Administration from Seattle University and his Juris Doctor from the University of Washington. Mr. Foley serves on the boards of various foundations and charitable organizations. Mr. Foley’s qualifications to serve on the F&G board of directors include more than 30 years as a director and executive officer of FNF, his strategic vision, his experience as a board member and executive officer of public and private companies in a wide variety of industries, and his strong track record of building and maintaining shareholder value and successfully negotiating and executing mergers, acquisitions and other strategic transactions.

Christopher O. Blunt: Mr. Blunt joined F&G in 2019 after 34 years in a variety of insurance, investment management and marketing roles. Prior to joining F&G, from January 2018 to December 2018, he served as Chief Executive Officer of Blackstone Insurance Solutions, after nearly 13 years at New York Life in a variety of executive leadership roles. During his tenure at New York Life, Mr. Blunt was the President of New York Life’s $500 billion Investment Group and previously Co-President of the Insurance and Agency Group, which included the company’s U.S. Life Operations, Seguros Monterrey, and AARP Direct business. Prior to joining New York Life, Mr. Blunt spent 16 years in a variety of senior marketing and distribution roles in the investment management industry, including Chief Marketing Officer - Americas for Merrill Lynch Investment Managers and as a Managing Director and National Sales Manager for Goldman Sachs Asset Management. Mr. Blunt received a B.A. in history from the University of Michigan and an MBA in finance from The Wharton School at the University of Pennsylvania. Mr. Blunt’s qualifications to serve on the F&G board of directors include his many years of leadership experience across multiple institutions in the insurance industry.

Class I Directors - Term Expiring 2026

Name	Position	Age
John D. Rood	Chairman of the Nominating and Governance Committee	69
	Chairman of the Compensation Committee
	Member of the Audit Committee
Michael J. Nolan	Director	64
Douglas Martinez	Member of the Audit Committee	62

John D. Rood: Mr. Rood has served on our board of directors since December 2022. Mr. Rood is the founder and Chairman of The Vestcor Companies, a real estate firm with more than 30 years of experience in multifamily development and investment. Mr. Rood has also served on the board of directors of FNF since May 2013. Mr. Rood served on the board of directors of Black Knight, Inc. from December 2014 until it was acquired by Intercontinental Exchange, Inc., in September 2023. From 2004 to 2007, Mr. Rood served as the US Ambassador to the Commonwealth of the Bahamas. He was appointed by Governor Jeb Bush to serve on the Florida Fish and Wildlife Commission where he served until 2004. He was appointed by Governor Charlie Crist to the Florida Board of Governors, which oversees the State of Florida University System, where he served until 2013. Mr. Rood was appointed by Mayor Lenny Curry to the JAXPORT Board of Directors, where he served from October 2015 to July 2016. Governor Rick Scott appointed Mr. Rood to the Florida Prepaid College Board in July 2016, where Mr. Rood serves as Chairman of the Board. Mr. Rood served on the Enterprise Florida and Space Coast Florida board of directors from September 2016 until February 2019. He previously served on the board of Alico, Inc. and currently serves on several private boards. Mr. Rood’s qualifications to serve on the F&G board of directors include his many years of experience in the real estate industry, his leadership experience as a United States Ambassador, his financial literacy, his understanding of cybersecurity risks gained through director training programs, and his experience as a director on boards of both public and private companies. Mr. Rood has participated in numerous risk and audit training programs with KPMG, Booz Allen and the National Association of Corporate Directors (NACD). He is a Board Leadership Fellow with NACD.

Michael J. Nolan: Mr. Nolan has served on our board of directors since August, 2020. Mr. Nolan has served as Chief Executive Officer of FNF since February 2022 and previously served as President of FNF from January 2016 to February 2022. He served as the Co-Chief Operating Officer of FNF from September 2015 to January 2016. Additionally, he served as President of Eastern Operations for Fidelity National Title Group from January 2013 until March of 2022. He has held various executive and management positions, including Division Manager and Regional Manager from the time he joined FNF in 1983, with responsibilities for managing direct and agency operations for the Midwest and East Coast, FNF’s operations in Canada, IPX, Fidelity’s 1031 exchange company, and Fidelity Residential Solutions, Fidelity’s relocation company. Mr. Nolan’s qualifications to serve on the F&G board of directors include his decades of experience in the insurance industry and many leadership roles.

Douglas Martinez: Mr. Martinez has served on our board of directors since April 2023. Mr. Martinez has served as Chairman and CEO of Cross Section Capital, a privately held institution with a focus on mergers & acquisitions that also provides an array of traditional investment banking services, since May of 2019. From January 2018 to April 2019, Mr. Martinez served as President and Chief Executive Officer for Christian Community Credit Union, a national regulated non-profit banking institution with over 30,000 members. Mr. Martinez previously served as CEO of Cross-Section Ventures, Inc a privately held Creative Technology and Investment entity from May of 2005 to February 2018. Mr. Martinez has 38 years of senior executive leadership experience across multiple areas of management that include sales, strategic marketing, operations, finance, risk management and corporate/board governance. His successful career includes holding senior executive roles with broad management and governance responsibilities for several global organizations, including Managing Director of American Standard’s Global Faucet and Brass business from June 1984 to October 1988, Vice President, Executive Director of Price Pfister Pfaucets (which was sold to the Black & Decker Company in 1990) from November 1988 to December 1995. Mr. Martinez also served as Senior Vice President of RSI Home Products from January 1996 to March 1999. From February 2000 to April 2004 Mr. Martinez was active in the management of several successful private equity investment transactions. Mr. Martinez’s qualifications to serve on the F&G board of directors include his many years of experience in a variety of leadership roles.

Certain Information About our Executive Officers

The executive officers of the Company are set forth in the table below, together with biographical information, except for Messrs. Blunt and Foley, whose biographical information is included under the section titled “Certain Information about our Directors.”

Name	Position	Age
Christopher Blunt	President and Chief Executive Officer	61
William P. Foley, II	Executive Chairman of the Board	79
Wendy J.B. Young	Chief Financial Officer	60
John Currier	President - Retail Markets	53
Leena Punjabi	Chief Investment Officer	45
David Martin	Chief Risk Officer	55

Wendy J.B. Young. Ms. Young is the Chief Financial Officer of F&G and has served in that role since February 2022. Ms. Young has over 35 years of insurance industry experience and over 20 years with F&G, working in a broad range of actuarial, finance and reinsurance functions. From February 2014 to February 2022, Ms. Young served as F&G’s CRO and CEO of F&G’s Bermuda reinsurance entities. As CFO, Ms. Young oversees all aspects of the corporate finance function including Chief Accounting Office, Corporate Actuarial, FP&A, Capital and Ratings management, Reinsurance Strategy, Tax, Treasury and Transformation.

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

Codes of Ethics

Our board of directors has adopted a Code of Ethics for Senior Financial Officers, which is applicable to our Chief Executive Officer, our Chief Financial Officer and our Chief Accounting Officer, and a Code of Business Conduct & Ethics, which is applicable to all our directors, officers and employees. The purpose of these codes is to: (i) promote honest and ethical conduct, including the ethical handling of conflicts of interest; (ii) promote full, fair, accurate, timely and understandable disclosure; (iii) promote compliance with applicable laws and governmental rules and regulations; (iv) ensure the protection of our legitimate business interests, including corporate opportunities, assets and confidential information; and (v) deter wrongdoing. Our codes of ethics are designed to maintain our commitment to our longstanding standards for ethical business practices. Our reputation for integrity is one of our most important assets and each of our employees and directors is expected to contribute to the care and preservation of that asset. Under our codes of ethics, an amendment to or a waiver or modification of any ethics policy applicable to our directors or executive officers must be disclosed to the extent required under Securities and Exchange Commission and/or New York Stock Exchange rules. We intend to disclose any such amendment or waiver by posting it on our website at www.investors.fglife.com. Copies of our Code of Business Conduct & Ethics and our Code of Ethics for Senior Financial Officers are available for review on our website at www.investors.fglife.com.

Audit Committee

The members of the audit committee are Douglas K. Ammerman (Chair), John D. Rood, Douglas Martinez and Celina J. Wang Doka. The board has determined that each of the audit committee members is financially literate and independent as required by the rules of the Securities and Exchange Commission and the New York Stock Exchange, and that each of Mr. Ammerman, Mr. Rood, Mr. Martinez and Ms. Doka is an audit committee financial expert, as defined by the rules of the Securities and Exchange Commission. The board of directors also reviewed Mr. Ammerman’s service on the audit committee in light of his concurrent service on the audit committees of three other companies. The board of directors considered Mr. Ammerman’s extensive financial and accounting background and expertise as a former partner of KPMG, his knowledge of our company and understanding of our financial statements as a long-time director and audit committee member, and the fact that Mr. Ammerman is retired from active employment, and determined that Mr. Ammerman’s service on the audit committees of four public companies, including F&G’s audit committee, would not impair his ability to effectively serve on F&G’s audit committee. The audit committee met seven times in 2023.

The primary functions of the audit committee include:

•	Appointing, compensating and overseeing our independent registered public accounting firm;

•	Overseeing the integrity of our financial statements and our compliance with legal and regulatory requirements and the internal audit function;

•	Conducting an annual self-evaluation of the performance of the audit committee and its charter;

•	Overseeing the adequacy and effectiveness of disclosure controls and procedures and internal control over financial reporting;

•	Discussing the annual audited financial statements and unaudited quarterly financial statements with management and the independent registered public accounting firm;

•	Establishing procedures for the receipt, retention and treatment of complaints (including anonymous complaints) we receive concerning accounting, internal accounting controls, auditing matters or potential violations of law;

•	Pre-approving audit and non-audit services provided by our independent registered public accounting firm;

•	Discussing earnings press releases and financial information provided to analysts and rating agencies;

•	Discussing with management our policies and practices with respect to risk assessment and risk management, including those relating to cybersecurity and ESG risk;

•	Reviewing any material transaction between our Chief Financial Officer or Chief Accounting Officer that has been approved in accordance with our Code of Ethics for Senior Financial Officers, and providing prior written approval of any material transaction between us and our Chief Executive Officer;

•	Producing an annual report for inclusion in our proxy statement, in accordance with applicable rules and regulations;

•	Reviewing and approving all transactions involving an amount in excess of $120,000 in which F&G is to be a participant and in which any related person has a direct or indirect material interest; and

•	Overseeing the adequacy and effectiveness of procedures to ensure legal and regulatory compliance with the Code of Conduct.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

In this compensation discussion and analysis section, we provide an overview and analysis of F&G’s executive compensation programs. Prior to the distribution and separation from FNF on December 1, 2022, we had been a wholly owned subsidiary of FNF and our compensation decisions were made by FNF’s senior management and the Compensation Committee of FNF’s board of directors. As of December 1, 2022, the Compensation Committee of F&G (the F&G Compensation Committee) reviewed all aspects of compensation and may make adjustments that it believes are appropriate in structuring our executive compensation arrangements.

The discussion below is intended to help provide an understanding of the detailed information in the compensation tables and related narrative disclosure below. We discuss the material elements of our compensation program and the material factors considered by the F&G Compensation Committee in making compensation decisions. The following table identifies our named executive officers (NEOs) as of December 31, 2023, as defined by Securities and Exchange Commission regulations:

Named Executive Officers (NEOs)	Position
Christopher O. Blunt	President, Chief Executive Officer and Director
Wendy J.B. Young	Chief Financial Officer
John D. Currier	President, Retail Markets
Leena Punjabi	Chief Investment Officer
William P. Foley	Executive Chairman[1]

1 In connection with Mr. Foley’s appointment to the Board of Directors, he assumed the role of Executive Chairman as of December 1, 2022.

Compensation Overview and Practices

Overview

The F&G Compensation Committee considered several important qualitative and quantitative factors when determining the overall compensation of named executive officers in 2023, including:

●	The executive officer’s experience, knowledge, skills, level of responsibility and potential to influence company performance;

●	The executive officer’s prior salary levels, annual incentive awards, annual incentive award targets and long-term equity incentive awards;

●	The business environment and F&G’s business objectives and strategy;

●	F&G’s financial performance in the prior year;

●	The need to retain and motivate executives;

●	Corporate governance and regulatory factors related to executive compensation; and

●	Marketplace compensation levels and practices.

Role of F&G’s Executive Officers

In evaluating the compensation of F&G’s named executive officers, the F&G Compensation Committee consider the recommendations from F&G’s Chief Executive Officer with respect to the compensation of his direct reports. In making recommendations, the Chief Executive Officer reviews the performance of the other named executive officers (other than Mr. Foley), job responsibilities, importance to F&G’s overall business strategy, and F&G’s compensation philosophy. F&G’s Chief Executive Officer does not make recommendations to the F&G Compensation Committee regarding his own compensation or Mr. Foley’s compensation. The compensation decisions are not formulaic, and the members of the F&G Compensation Committee did not assign precise weights to the factors listed above. The F&G Compensation Committee utilized their individual and collective business judgment to review, assess, and approve compensation for F&G’s named executive officers.

Role of F&G’s Compensation Consultant

In 2023, the F&G Compensation Committee used Strategic Compensation Group as our independent compensation consultant. Strategic Compensation Group gathered marketplace compensation data on total compensation, which consists of annual salary, annual incentives, long-term incentives, executive benefits, executive ownership levels, pay mix and other key statistics. This data is collected and analyzed annually. The marketplace compensation data provides a point of reference for the F&G Compensation Committee, but the F&G Compensation Committee ultimately makes subjective compensation decisions based on all the factors described above. For 2023, Strategic Compensation Group used two marketplace data approaches: (1) two general executive compensation surveys with a focus on companies with similar Assets Under Management (AUM), and (2) compensation information from F&G’s peer group. The Strategic Compensation Group performed these services solely on behalf of the F&G Compensation Committee. The F&G Compensation Committee has assessed the independence of the Strategic Compensation Group, as required under the New York Stock Exchange and Securities and Exchange Commission rules and has concluded that no conflict of interest exists with respect to its services to the F&G Compensation Committee.

F&G’s Peer Group

In 2023, Strategic Compensation Group recommended, and F&G’s Compensation Committee approved the below as F&G’s peer group.

American Equity Investment Life	Jackson National
Assurant, Inc.	Kemper Corp
Axis Capital	Lincoln National Corp
Brighthouse Financial, Inc.	Primerica
CNO Financial Group	Principal Financial Group
Equitable Holdings, Inc.	Unum Group
Genworth Financial Globe Life	Voya Financial

Compensation Practices of F&G

In 2023, Strategic Compensation Group reviewed the structure and mechanics of the various components of our compensation programs and practices. To obtain a complete view of the competitive market for talent, Strategic Compensation Group considered data from published survey sources, which includes industry peers from privately held and publicly traded organizations. In particular, Strategic Compensation Group analyzed three key elements: current competitive market positioning, incentive plan design, and equity plan design. Competitive market positioning relates to overall base pay delivery, base salaries, annual and long-term incentive targets and payouts. Equity plan design is the assessment of the design attributes of other organizations’ incentive plans that provide perspectives on performance measurement, long-term incentive vehicles, vesting and shareholding requirements.

Strategic Compensation Group’s assessment in 2023 indicated that our compensation structure is well-balanced, aligns to F&G’s philosophies and demonstrates alignment between company performance and executive compensation. Our named executive officers’ 2023 total direct compensation (consisting of base salaries, annual performance-based cash incentives and long-term equity incentives) generally fell near the 50th percentile of the peer group data, with base salaries falling slightly below the 50th percentile. This approach aligns with our philosophy of emphasizing variable performance-based compensation over fixed compensation.

Other Related Considerations

Components of F&G’s Executive Compensation Program

F&G compensates its executive officers primarily through a mix of base salary, annual cash incentives and long-term equity-based incentives. Mr. Foley did not receive a base salary or an annual cash incentive in 2023. F&G also provides its executive officers (other than Mr. Foley) with the same retirement and employee benefit plans that are offered to other F&G employees. Mr. Foley did not participate in the F&G retirement and employee benefit plans in 2023. The following table provides information regarding the elements of compensation provided to F&G’s named executive officers in 2023.

Component	Purpose	Key Features
Base Salary	• Provide a fixed level of compensation • Compensate executive officers fairly for the responsibility of the position held and reflect competitive practices

Salary levels set based on an assessment of:

•  Level of responsibility

•  Experience and time in position

•  Individual performance

•  Future potential

•  Competitiveness

•  Internal pay equity considerations

•  Salary levels are reviewed annually by the committee and adjusted as appropriate

Short-Term Incentives	• Provide executive officers with incentives to achieve objectives to drive short- and long-term business performance • Support attracting and retaining the best available talent	• Awards based on achievement of financial and corporate objectives • Awards determined on annual basis
Long-Term Incentives Performance Vesting Restricted Stock	• Provide executive officers with incentives to achieve long-term success • Align executive officers’ interests with the interests of our shareholders	• Vesting subject to performance objectives • Three-year vesting schedule
Benefits and Other	• Our named executive officers’ benefits generally mirror our company-wide employee benefit programs.	• ESPP, 401(k) Plan, health insurance and other benefits

Set forth below is a discussion of each component of compensation, the rationale for each component, and how each component fits into our overall compensation philosophy.

Base Salary

We provide a base salary to compensate F&G’s NEOs (other than Mr. Foley) for their services rendered on a day-to-day basis during the year. Base salaries are set to attract and retain executives with qualities necessary to ensure our short-term and long-term financial success. Base salary levels are set to be competitive with the salaries of executives in similar positions with similar responsibilities at comparable companies. The F&G Compensation Committee determines an executive’s base salary is based on market compensation rates and individual factors, including personal performance and contribution, experience in the role, scope of responsibility and overall impact on the business. Base salaries are reviewed annually and adjusted when necessary to reflect market conditions as well as individual roles and performance.

The table below shows base salaries for fiscal 2023, on an annualized basis, for F&G’s NEOs:

Name	2022 Base Salary	2023 Base Salary	Percent Change
Christopher O. Blunt[1]	$800,000	$500,000	-37.5%
Wendy J.B. Young	$500,000	$500,000	0%
John D. Currier	$500,000	$500,000	0%
Leena Punjabi	$350,000	$425,000	21.4%
William P. Foley	—	—	—

1 F&G Compensation Committee reduced Mr. Blunt’s base salary and increased the value of his equity award grant.

Annual Cash Incentive Programs

In order to promote our “pay for performance” culture, we pay annual cash incentives to our executives (other than Mr. Foley) for achieving performance targets that support the financial and corporate goals established by our Employee Incentive Plan (EIP). Our EIP allows for annual cash-based bonus awards intended to attract and retain the best available executive officers to be responsible for the management, growth, and success of our business and to provide an incentive for such individuals to exert their best efforts on behalf of our company and shareholders. Our Chief Executive Officer and executive team develop an annual business plan that includes objectives to drive short- and long-term business performance. The F&G Compensation Committee reviews these objectives and establish performance targets. Performance against plan objectives is reviewed and approved by the F&G Compensation Committee to establish the bonus pool for each performance period. Short-term incentive payouts require that minimum targets be satisfied and allow for recognition of individual performance and contribution toward those goals.

The EIP includes a financial performance component based on the annual business plan weighted at 80% and a corporate initiatives component weighted at 20%. For fiscal 2023, the performance metrics for the EIP were:

Metrics	Weighting
Achieve the Financial Plan	80%
Sales
Adjusted Net Earnings, excluding SIE (available to common shareholders)
Corporate Initiatives	20%
Grow our reach: grow and diversify our earnings
Engage: continue to drive engagement levels and engage with our policyholders, distribution and communities
Modernize: execute on process improvements throughout the organization

1 Sales and Adjusted Net Earnings are Non-GAAP financial measures. For reconciliation with GAAP, please see “Non-GAAP Financial Measures” in our Annual Report on Form 10-K filed with the SEC on February 29, 2024.

The F&G Compensation Committee approved the percentage of base salary paid for performance at the target levels depicted below. If a minimum performance measure is satisfied, depending on actual performance, bonus payments under the EIP could range from 50% to 200% of target. As a result of the corporate performance against our goals for fiscal 2023, the bonus pool for determining individual executive incentive awards was 175% of target.

	2023 Target Bonus			Actual Bonus Earned
	% of base salary			% of Target
Name	earnings	($)		Bonus	($)
Christopher O. Blunt	200%	1,115,385		175%	1,951,924
Wendy J.B. Young	100%	500,000		175%	875,000
John D. Currier	100%	500,000		175%	875,000
Leena Punjabi	100%	410,577	[1]	175%	718,510
William P. Foley	—	—		—	—

1 Based on a pro-rated base salary.

Long-Term Incentive Opportunities

Following our separation and distribution, the F&G Compensation Committee makes equity grants under the F&G Annuities & Life, Inc. 2022 Omnibus Incentive Plan. In November 2023, the F&G Compensation Committee awarded grants of performance-based restricted stock awards of F&G common stock. These performance vesting restricted stock awards vest over a three-year period only if the Adjusted Net Earnings (less Significant Income and Expense, or SIE) metric for the following fiscal year is attained. SIE consists of the adjustment to the long-term assumption for the alternative asset portfolio to remove the mark to market impacts. Thereafter, annual grants of performance vesting restricted stock awards with a one-year performance target and three-year vesting schedule will be considered on an annual basis. In establishing these awards, the F&G Compensation Committee considered its desire to strategically align the long-term incentives to the long-term success of business F&G. Our long-term incentives for NEOs consist of performance vesting restricted stock awards that incentivize long-term value creation: performance awards that reward the achievement of our performance goals and time-vesting that reward increases in the market value of our shares and continued service with our company.

Equity grants awarded prior to 2022 were granted under the long-term incentive plans of FNF and were designed similar to the current F&G equity grants. Our NEOs continue to hold these FNF awards following our separation and distribution.

Performance Restricted Stock Awards

Performance restricted stock awards align our long-term incentives to the achievement of our Adjusted Net Earnings objectives and to our goal of growing shareholder value. Performance restricted stock awards vest in equal installments based on continued service and achievement of a one-year, Adjusted Net Earnings goal established at the start of the three-year period.

The table below shows the performance restricted stock awards granted to our NEOs in 2023.

Name	Date of Grant	# of shares	Value at Grant	Vesting Schedule	Performance Metric
				Nov. 15, 2024 – 33.33%
Christopher O. Blunt	November 15, 2023	196,996	8,000,008	Nov. 15, 2025 – 33.33%	2024 Adjusted Net Earnings
				Nov. 15, 2026 – 33.34%
				Nov. 15, 2024 – 33.33%
Wendy J.B. Young	November 15, 2023	28,319	1,150,035	Nov. 15, 2025 – 33.33%	2024 Adjusted Net Earnings
				Nov. 15, 2026 – 33.34%
				Nov. 15, 2024 – 33.33%
John D. Currier	November 15, 2023	28,319	1,150,035	Nov. 15, 2025 – 33.33%	2024 Adjusted Net Earnings
				Nov. 15, 2026 – 33.34%
				Nov. 15, 2024 – 33.33%
Leena Punjabi	November 15, 2023	16,006	650,004	Nov. 15, 2025 – 33.33%	2024 Adjusted Net Earnings
				Nov. 15, 2026 – 33.34%
				Nov. 15, 2024 – 33.33%
William P. Foley	November 15, 2023	160,060	6,500,037	Nov. 15, 2025 – 33.33%	2024 Adjusted Net Earnings
				Nov. 15, 2026 – 33.34%

Employment and Other Severance, Change-in-Control and Related Agreements

Employment Agreements

We believe that having employment agreements with our NEOs is beneficial to us because they provide retentive value, subject the executives to key restrictive covenants, and generally provide us with a competitive advantage in the recruiting process over companies that do not offer employment agreements. We have entered into employment agreements with certain of our NEOs. These employment agreements include the specific terms set forth in greater detail below in “Potential Payments upon Termination or Change in Control–Employment Agreements and Related Agreements with Named Executive Officers.”

F&G 401(k) Plan

Under the F&G 401(k) Plan, our company will match 100% of a participant’s contributions up to five percent of compensation, subject to the limits specified in the Internal Revenue Code (the Code). The employer match vests immediately. The 401(k) plan also allows for annual discretionary profit-sharing contributions, which historically have been two percent of earnings, subject to limits under the Code. Any profit sharing contributions are immediately vested. For information regarding the matching contributions and profit sharing contributions made to F&G’s NEOs in 2023 see “Summary Compensation Table.”

Employee Stock Purchase Plans

Commencing on January 1, 2023, F&G maintains the F&G Annuities & Life, Inc. Employee Stock Purchase Plan (the F&G ESPP) through which executives and employees can purchase shares of F&G common stock through payroll deductions and through matching employer contributions. At the end of each calendar quarter, F&G makes a matching contribution to the account of each participant who has been continuously employed or a participating subsidiary for the last four calendar quarters. For employees with more than 10 years of service and officers matching contributions are equal to ½ of the amount contributed during the quarter that is one-year earlier than the quarter in which the matching contribution was made. The matching contributions, together with the employee deferrals, are used to purchase shares of F&G common stock on the open market. Prior to our separation and distribution, our executives were eligible to participate in the FNF ESPP and remained eligible to participate through December 31, 2022. For information regarding the matching contributions made to F&G’s NEOs in 2023 see “Summary Compensation Table.”

Nonqualified Deferred Compensation Arrangements

F&G participates in the FNF Deferred Compensation Plan. Under this plan, we permit our executives to defer on an elective basis a specified portion of their base salaries and performance-based bonus compensation, if any. See the narrative description following the table entitled “Nonqualified Deferred Compensation” below for more information surrounding the terms of the nonqualified deferred compensation plan. Commencing on January 1, 2024, our executives were eligible to participate in the F&G Annuities & Life, Inc. Deferred Compensation Plan.

Health and Welfare Benefits

F&G offers a package of insurance benefits to all salaried employees, including our executives, including health, vision and dental insurance, basic life insurance, accidental death and dismemberment insurance and short- and long-term disability insurance.

Limited Executive Perquisites

All executives are eligible to participate in the Executive Life Insurance Plan. Under this plan, the beneficiary of a participant who dies while employed by us is entitled to a lump sum payment equal to three times his or her annual base salary at the time of hire. The value of these executive perquisites is reflected in the “All Other Compensation” column of the Summary Compensation Table below.

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

Clawback Policy

We have a policy to clawback and recover incentive-based compensation paid to our executive officers if we are required to prepare an accounting restatement due to material noncompliance with financial reporting requirements. Under the policy, in the event of such a restatement we will clawback any incentive-based compensation paid during the preceding three-year period to the extent it would have been lower had the compensation been based on the restated financial results. No clawbacks were made in 2023.

Tax and Accounting Considerations

Our compensation committee considers the impact of tax and accounting treatment when determining executive compensation.

Section 162(m) of the Internal Revenue Code places a limit of $1,000,000 on the amount that can be deducted in any one year for compensation paid to certain executive officers. While the F&G Compensation Committee considers the deductibility of compensation as one factor in determining executive compensation, the F&G Compensation Committee also looks at other factors in making its decisions, as noted above, and retains the flexibility to award compensation that it determines to be consistent with the goals of our executive compensation program even if the awards are not deductible for tax purposes.

The F&G Compensation Committee also considers the accounting impact when structuring and approving awards. We account for share-based payments in accordance with ASC Topic 718, which governs the appropriate accounting treatment of share-based payments under GAAP.

Stock Ownership Guidelines and Stock Holding Requirement

The F&G Compensation Committee adopted stock ownership guidelines which call for the executive or director to reach the ownership multiple within four years. The F&G guidelines, including those applicable to non-employee directors, are as follows:

Position	Minimum Aggregated Value
Chairman of the Board	$5,000,000
Chief Executive Officer	5 × base salary
Other Named Executive Officers	2 × base salary
Members of the Board	5 × annual cash retainer

Our named executive officers and our board of directors maintain significant long-term investments in our company. As of December 31, 2023, each of our NEOs’ and non-employee directors’ holdings of our stock exceeded these stock ownership guidelines. Collectively, as reported in the “Security Ownership of Management and Directors” table, our named executive officers and directors beneficially own an aggregate of 2,258,973 shares of our common stock as of April 15, 2024, which represents approximately 1.8% of our outstanding common stock with a value of approximately $81,051,951 million based on the closing price of our common stock on that date. The fact that our executives and directors hold such a large investment in our shares is part of our culture and our compensation philosophy. Management’s sizable investment in our shares aligns their economic interests directly with the interests of our shareholders, and their wealth will rise and fall as our share price rises and falls. This promotes teamwork among our management team and strengthens the team’s focus on achieving long-term results and increasing shareholder return.

Summary Compensation Table

The following table summarizes the total compensation paid to our NEOs for the fiscal year ended December 31, 2023, December 31, 2022 and December 31, 2021, as applicable.

							Non-Equity
					Stock	Option	Incentive Plan	All other
	Principal	Fiscal	Salary	Bonus	Awards	Awards	Compensation	Compensation
Name	Position	Year	($)	($)	($)(a)	($)	($)(b)	($)(c)	Total
Christopher O. Blunt	President, Chief Executive Officer and Director	2023	557,693	—	8,000,008	—	1,951,924	84,045	10,593,669
		2022	800,000		6,176,211		3,200,000	204,176	10,380,387
		2021	800,000		3,520,000		2,350,000	61,847	6,731,847
Wendy J.B.	Chief	2023	500,000	—	1,150,035	—	875,000	36,535	2,561,569
Young	Financial	2022	462,981		877,521		955,000	49,314	2,344,816
	Officer	2021	350,000		550,000		625,000	42,981	1,567,981
John D.	President,	2023	500,000	—	1,150,035	—	875,000	78,569	2,603,604
Currier	Retail	2022	485,577		882,952		970,000	78,997	2,417,526
	Markets	2021	416,923		750,000		725,000	41,687	1,933,610
Leena	Chief	2023	410,577	—	650,004	—	718,510	24,045	1,803,136
Punjabi	Investment Officer
William P.	Executive	2023	—	—	6,500,037	—	—	—	6,500,037
Foley	Chairman	2022			9,000,021				9,000,021

(a)	Represents the grant date fair value of performance restricted stock awards computed in accordance with Financial Accounting Standards Board Accounting Standards Clarification (FASB ASC) Topic 718. See Note R–Employee Benefit Plans to our Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the Securities Exchange Commission on February 29, 2024, for further information regarding these awards.

(b)	The amounts reported in this column reflect amounts earned under our EIP for all NEOs (other than Mr. Foley) in such fiscal year.

(c)	All other compensation for fiscal 2023 was as follows:

Name	401(k) Match ($)(1)	Profit Sharing ($)(1)	Life Insurance premium ($)	Long Term Insurance Premium ($)	FNF ESPP Match Earnings ($)(2)	Other ($)(3)	Total ($)
Christopher O. Blunt	16,500	6,600	—	945	60,000	—	84,045
Wendy J.B. Young	16,500	6,600	1,408	945	9,988	1,094	36,535
John D. Currier	16,500	6,600	4,963	945	35,120	14,441	78,569
Leena Punjabi	16,500	6,600	—	945	—	—	24,045
William P. Foley	—	—	—	—	—	—	—

(1)	Details on the 401(k) match and profit sharing are described in Compensation Discussion and Analysis.

(2)	Represents amounts earned under the FNF Employee Stock Purchase Plan prior to the date of the separation and distribution. Details on the match are described in Compensation Discussion and Analysis.

(3)	Represents amounts related to spouse/partner travel to an offsite executive work meeting.

Grants of Plan-Based Awards

The following table sets forth information concerning estimated possible payouts under non-equity incentive plan awards for fiscal 2023 performance and equity incentive plan awards granted in fiscal 2023 to our NEOs.

		Estimated Possible Payouts			Estimated Possible Payouts			Grant Date
		under Non-Equity Incentive			under Equity Incentive			Fair Value
		Plan Awards(a)			Plan Awards(b)			of Stock
		Threshold	Target	Maximum	Threshold	Target	Maximum	Awards
Name	Grant Date	($)	($)	($)	(#)	(#)	(#)	($)(c)
Christopher O. Blunt	2/14/2023	557,693	1,115,385	2,230,770	—	—	—	—
	11/15/2023	—	—	—	—	196,996	—	8,000,008
Wendy J.B. Young	2/14/2023	250,000	500,000	1,000,000	—	—	—	—
	11/15/2023	—	—	—	—	28,319	—	1,150,035
John D. Currier	2/14/2023	250,000	500,000	1,000,000	—	—	—	—
	11/15/2023	—	—	—	—	28,319	—	1,150,035
Leena Punjabi	2/14/2023	205,289	410,577	821,154	—	—	—	—
	11/15/2023	—	—	—	—	16,006	—	650,004
William P. Foley	11/15/2023	—	—	—	—	160,060	—	6,500,037

(a)	Represents the potential amounts for annual EIP incentives for fiscal 2023. Actual amounts earned by the NEOs are reflected in the Summary Compensation Table under the “Non-Equity Incentive Plan Compensation” column.

(b)	Represents F&G performance restricted stock awards that vest in equal installments starting in November 2024 if Adjusted Net Earnings goal is achieved for calendar year 2024. Additional information on the terms applicable to these performance restricted stock awards may be found in the Compensation Discussion and Analysis under the heading “Long-Term Incentive Opportunities–Performance Restricted Stock Awards.”

(c)	Represents the grant date fair value of F&G performance restricted stock awards granted under the F&G Annuities & Life, Inc. 2022 Omnibus Incentive Plan computed in accordance with FASB ASC Topic 718. See Note R–Employee Benefit Plans to our Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the Securities Exchange Commission on February 29, 2024, for further information regarding these awards.

The terms and conditions applicable to these awards are described in Compensation Discussion and Analysis, under the headings “Annual Cash Incentive Programs” and “Long-Term Incentive Opportunities.” In addition, the key terms of the employment agreements with our NEOs can be found under the heading “Potential Payments upon Termination or Change in Control–Employment Agreements and Related Agreements with Named Executive Officers.”

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning outstanding equity awards held by our NEOs at the end of fiscal 2023.

	Option Awards(a)				Stock Awards
									Equity
							Equity		Incentive
							Incentive		Plan
							Plan		Awards:
							Awards:		Market or
					Number		Number of		Payout Value
	Number of	Number of			of Shares	Market	Unearned		of Unearned
	Securities	Securities			or Units	Value of	Shares,		Shares,
	Underlying	Underlying			of Stock	Shares or	Units or		Units or
	Unexercised	Unexercised			that	Units that	Other Rights		Other Rights
	Options	Options	Option	Option	Have Not	Have Not	That Have		That Have
	Exercisable	Unexercisable	Exercise	Expiration	Vested	Vested	Not Vested		Not Vested
Name	(#)(a)	(#)	Price ($)	Date	(#)	($)	(#)		($)
Christopher O. Blunt	405,182	—	39.10	12/21/2025	—	—	—		—
Christopher O. Blunt	—	—	—	—	—	—	24,303	(b)	1,239,939	(c)
Christopher O. Blunt	—	—	—	—	—	—	183,487	(d)	8,440,402	(e)
Christopher O. Blunt	—	—	—	—	—	—	1,653	(f)	76,038	(e)
Christopher O. Blunt	—	—	—	—	—	—	196,996	(g)	9,061,816	(e)
Wendy J.B. Young	—	—	—	—	—	—	3,798	(b)	193,774	(c)
Wendy J.B. Young	—	—	—	—	—	—	25,994	(d)	1,195,724	(e)
Wendy J.B. Young	—	—	—	—	—	—	258	(f)	11,868	(e)
Wendy J.B. Young	—	—	—	—	—	—	28,319	(g)	1,302,674	(e)
John D. Currier	77,468	—	39.10	5/15/2025	—	—	—		—
John D. Currier	—	—	—	—	—	—	5,179	(b)	264,233	(c)
John D. Currier	—	—	—	—	—	—	25,994	(d)	1,195,724	(e)
John D. Currier	—	—	—	—	—	—	352	(f)	16,192	(e)
John D. Currier	—	—	—	—	—	—	28,319	(g)	1,302,674	(e)
Leena Punjabi	—	—	—	—	—	—	1,036	(b)	52,857	(c)
Leena Punjabi	—	—	—	—	—	—	9,175	(d)	422,050	(e)
Leena Punjabi	—	—	—	—	—	—	71	(f)	3,266	(e)
Leena Punjabi	—	—	—	—	—	—	16,006	(g)	736,276	(e)
William P. Foley	—	—	—	—	—	—	275,230	(d)	12,660,580	(e)
William P. Foley	—	—	—	—	—	—	160,060	(g)	7,362,760	(e)

(a)	Amounts represent FNF stock options.

(b)	Amounts represent FNF performance restricted stock awards that will vest on November 4, 2024.

(c)	The amounts reported are based on a FNF common stock price of $51.02, which was the closing price on December 29, 2023 (i.e., the last trading day in fiscal 2023).

(d)	Amounts represent F&G performance restricted stock awards that will vest in equal installments on December 1, 2023, December 1, 2024 and December 1, 2025.

(e)	The amounts reported are based on a F&G common stock price of $46.00, which was the closing price on December 29, 2023 (i.e., the last trading day in fiscal 2023).

(f)	Amounts represent F&G dividend share awards that will vest on November 4, 2024.

(g)	Amounts represent F&G performance restricted stock award that will vest that will vest in equal installments on November 15, 2024, November 15, 2025 and November 15, 2026.

The following table sets forth information concerning each exercise of stock option, and each vesting of stock during the fiscal year ended December 31, 2023 for each of the F&G NEOs on an aggregated basis:

Option Exercises and Stock Vested

	Option Awards		FNF Stock Awards		F&G Stock Awards
	Number		Number		Number
	of Shares		of Shares		of Shares
	Acquired on	Value Realized	Acquired on	Value Realized	Acquired on	Value Realized
Name	Exercise (#)	on Exercise ($)	Vesting (#)	on Vesting ($)	Vesting (#)	on Vesting ($)
Christopher O. Blunt	359,510	6,571,270	70,560	3,222,751	96,540	3,593,904
Wendy J.B. Young	58,304	349,546	11,026	503,600	13,746	510,986
John D. Currier	83,505	946,520	12,407	562,734	13,840	514,073
Leena Punjabi	—	—	2,159	101,657	4,733	177,218
William P. Foley	—	—	—	—	137,615	5,199,095

Pension Benefits

We do not provide any defined benefit plans to our NEOs.

Nonqualified Deferred Compensation

The following table provides information concerning the nonqualified deferred compensation of each of the participating NEOs in the Executive Nonqualified Deferred Compensation Plan of FGLH (the FGLH Deferred Compensation Plan) and the FNF, Inc. Deferred Compensation Plan (the FNF Deferred Compensation Plan) as of December 31, 2023. Starting January 1, 2021, eligible participants could participate in the FNF Deferred Compensation Plan. The FGLH Deferred Compensation Plan was frozen to new contributions but maintained moving forward.

Under the FNF Deferred Compensation Plan, which was amended and restated effective January 1, 2009, participants, including FNF’s named executive officers, can defer up to 75% of their base salary and 100% of their monthly, quarterly and annual incentives, subject to a minimum deferral of $19,500. Deferral elections are made during specified enrollment periods. Deferrals and related earnings are not subject to vesting conditions. Participants’ accounts are bookkeeping entries only and participants’ benefits are unsecured. Participants’ accounts are credited or debited daily based on the performance of hypothetical investments selected by the participant and may be changed on any business day. Upon retirement, which generally means separation of employment after attaining age 60, an individual may elect either a lump- sum withdrawal or installment payments over 5, 10 or 15 years. Similar payment elections are available for pre-retirement survivor benefits. In the event of a termination prior to retirement, distributions are paid over a five-year period. Account balances less than the applicable Internal Revenue Code Section 402(g) limit will be distributed in a lump sum. Participants can elect to receive in- service distributions in a plan year designated by the participant and these amounts will be paid within two and one-half months from the close of the plan year in which they were elected to be paid. The participant may also petition us to suspend elected deferrals, and to receive partial or full payout under the plan, in the event of an unforeseeable financial emergency; provided that the participant does not have other resources to meet the hardship. Plan participation continues until termination of employment. Participants will receive their account balance in a lump-sum distribution if employment is terminated within two years after a change in control.

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

FNF Deferred Compensation Plan

Aggregate
	Balance at	Executive	Registrant	Aggregate		Aggregate
	Beginning of	Contributions	Contributions	Earnings in	Aggregate	Balance at Last
	Last Fiscal	in Last Fiscal	in Last Fiscal	Last Fiscal	Withdrawals/	Fiscal Year End
Name	Year ($)	Year ($)(a)	Year ($)(b)	Year ($)(c)	Distributions ($)	($)
Christopher O. Blunt	—	—	—	—	—	—
Wendy J.B. Young	458,098	913,458	—	264,541	—	1,636,096
John D. Currier	144,463	296,108	—	66,775	—	507,347
Leena Punjabi	—	—	—	—	—	—
William P. Foley	—	—	—	—	—	—

(a)	Deferred amounts reported in this column are included in the Summary Compensation Table in the “Salary” and “Non-Equity Incentive Plan Compensation” columns for fiscal 2023.

(b)	FNF does not provide employer contributions under this plan.

FGLH Executive Nonqualified Deferred Compensation Plan

Aggregate
	Balance at	Executive	Registrant	Aggregate		Aggregate
	Beginning of	Contributions	Contributions	Earnings in	Aggregate	Balance at Last
	Last Fiscal	in Last Fiscal	in Last Fiscal	Last Fiscal	Withdrawals/	Fiscal Year End
Name	Year ($)	Year ($)	Year ($)(a)	Year ($)(b)	Distributions ($)	($)
Christopher O. Blunt	—	—	—	—	—	—
Wendy J.B. Young	1,285,434	—	—	272,346	—	1,557,780
John D. Currier	360,408	—	—	47,383	—	407,791
Leena Punjabi	—	—	—	—	—	—
William P. Foley	—	—	—	—	—	—

(a)	Deferred amounts reported in this column are included in the Summary Compensation Table in the “Salary” and “Non-Equity Incentive Plan Compensation” columns for fiscal 2023.

(b)	F&G does not provide employer contributions under this plan.

Potential Payments upon Termination or Change in Control

Employment Agreements and Related Agreements with Named Executive Officers

Employment Agreement with Christopher O. Blunt

Mr. Blunt’s employment agreement, which became effective on February 6, 2019, provides that upon a termination without “cause” or by Mr. Blunt for “good reason,” each as defined in the agreement, he will be entitled to receive severance benefits equal to three times his base salary, acceleration of the stock options, and eighteen months of benefit continuation. He is also entitled to acceleration of certain options upon termination without cause or for good reason within 12 months following a change in control of the Company. In addition, Mr. Blunt will be subject to certain restrictive covenants that apply both during his employment with the Company and for certain durations afterwards. Mr. Blunt is also eligible under his employment agreement to use private air travel for personal or family purposes with an annual value of no more than $350,000 per year with a program selected by F&G, which is provided on a “tax grossed-up basis” to the extent the economic equivalent is taxable to Mr. Blunt. In 2023, Mr. Blunt did not use such private air travel for personal or family purposes.

Employment Agreement with Wendy J.B. Young

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

F&G Severance Plan

Pursuant to the F&G 2015 Severance Plan (the Severance Plan), upon a termination without cause prior to a change in control, Mr. Currier would be entitled to a severance payment equal to two (2) weeks of base salary for each full year of service with a minimum of four (4) weeks. Upon a termination without cause within 12 months following a change in control, Mr. Currier and Ms. Young will be entitled to a severance payment equal to 52 weeks of base salary, an amount equal to the target annual bonus, a pro-rated annual target bonus and 12 months of subsidized COBRA coverage. Mr. Foley was not a participant under the Severance Plan in 2023.

The following table sets forth the estimated amount of compensation each of our NEOs would receive under the termination or change in control provisions contained in the agreements and plans discussed above, assuming that such termination or change in control event occurred on December 31, 2023. The table excludes (i) amounts accrued through the termination date that would be paid in the normal course of continued employment, such as accrued but unpaid salary, (ii) vested account balances under our 401(k) plan that are generally available to all of our employees, (iii) vested stock options as of December 31, 2023, and (iv) except as indicated in the footnotes below, any post-employment benefit that is available to all of our employees and does not discriminate in favor of our NEOs.

					Nonqualified
					Deferred	Other
		Severance	Severance	Equity	Compensation	Benefits
Name	Termination Trigger	(Salary) ($)(a)	(Bonus) ($)(b)	Vesting ($)(c)	($)(d)	($)(e)	Total ($)
Christopher O. Blunt	Involuntary termination w/o cause	1,500,000	—	—	—	20,040	1,520,040
	Voluntary Termination	—	—	—	—	18,269	18,269
	Retirement(f)	—	—	—	—	—	—
	Death	—	1,000,000	—	—	18,269	1,018,269
	Disability	—	1,000,000	—	—	18,269	1,018,269
	Change in Control	1,500,000	—	17,502,218	—	20,040	19,022,258
Wendy J.B. Young	Involuntary termination w/o cause	461,538	—	—	3,193,876	33,929	3,689,344
	Voluntary Termination	—	—	—	3,193,876	19,231	3,213,107
	Retirement(f)	—	—	—	—	—	—
	Death	—	500,000	—	3,193,876	—	3,693,876
	Disability	—	500,000	—	3,193,876	19,231	3,713,107
	Change in Control	500,000	1,000,000	2,498,398	—	35,265	4,033,663
John D. Currier	Involuntary termination w/o cause	153,846	—	—	915,137	16,261	1,085,244
	Voluntary Termination	—	—	—	915,137	9,808	924,945
	Retirement(f)	—	—	—	—	—	—
	Death	—	—	—	915,137	—	915,137
	Disability	—	—	—	915,137	9,808	924,945
	Change in Control	500,000	1,000,000	2,498,398	—	29,167	4,027,565
Leena Punjabi	Involuntary termination w/o cause	65,385	—	—	—	12,584	77,968
	Voluntary Termination	—	—	—	—	11,442	11,442
	Retirement(f)	—	—	—	—	—	—
	Death	—	—	—	—	—	—
	Disability	—	—	—	—	11,442	11,442
	Change in Control	425,000	850,000	1,158,326	—	18,290	2,451,616
William P. Foley	Involuntary termination w/o cause	—	—	—	—	—	—
	Voluntary Termination	—	—	—	—	—	—
	Retirement(f)	—	—	—	—	—	—
	Death	—	—	—	—	—	—
	Disability	—	—	—	—	—	—
	Change in Control	—	—	20,023,340	—	—	20,023,340

(a)	Under the terms of the employment agreements and the Severance Plan, severance pays out in a lump sum. Amounts payable in this column may be subject to the NEO executing and not revoking a release of claims against the Company. This column does not include any required notice periods pursuant to an employment agreement or Severance Plan.

(b)	Amounts in this column include, if provided in an employment agreement with the NEO, a pro-rata bonus for the year of termination upon certain types of terminations,

(c)	The amounts reported assume full vesting and for performance-based awards at target level of performance, based on a F&G common stock price of $46.00, which was the closing price on December 29, 2023 (i.e., the last trading day of fiscal 2023). In the case of a change in control of F&G, the FNF options and FNF restricted stock held by our NEOs will not be accelerated.

(d)	For any participating NEO, the vested balance of the deferred compensation accounts will be distributed upon death, disability or separation from service.

(e)	Amounts include any accrued vacation as of December 31, 2023, which would be paid out upon a termination.

(f)	As of December 31, 2023, none of our NEOs were retirement eligible.

Compensation Committee Interlocks and Insider Participation

The compensation committee is currently composed of John D. Rood (Chair) and Douglas K. Ammerman. During fiscal year 2023, no member of the compensation committee was a former or current officer or employee of F&G or any of its subsidiaries. In addition, during fiscal year 2023, none of our executive officers served (i) as a member of the compensation committee or board of directors of another entity, one of whose executive officers served on our compensation committee, or (ii) as a member of the compensation committee of another entity, one of whose executive officers served on our board.

Compensation Committee Report

The compensation committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management, and the compensation committee recommended to the board that the Compensation Discussion and Analysis be included in this Form 10-K/A.

CEO Pay Ratio

As required by the Dodd-Frank Wall Street Reform and Consumer Protection Act, we are providing the following information about the relationship of the annual total compensation of our CEO and the annual total compensation of our employees for 2023, which we refer to as the CEO pay ratio. Our CEO pay ratio information is a reasonably good faith estimate calculated in a manner consistent with Item 402(u) of Regulation S-K.

The ratio of the annual total compensation of our CEO, calculated as described above, to the median of the annual total compensation of all employees for 2023 was 86 to 1. This ratio was based on the following:

●	The annual total compensation of our CEO, determined as described above, was $10,593,669; and

●	The median of the annual total compensation of all employees (other than our CEO), determined in accordance with SEC rules, was $123,625.

Methodology for Determining Our Median Employee: For purposes of the above CEO pay ratio disclosure, we are required to identify a median employee based on our worldwide workforce, without regard to their location, compensation arrangements, or employment status (full-time versus part-time). The median employee is determined by identifying the employee whose compensation is at the median of the compensation of our employee population (other than our CEO). Accordingly, to identify the median employee from our employee population as of December 31, 2023, the methodology and the material assumptions and estimates that we used were as follows:

Employee Population: We determined that, as of December 31, 2023, the date we selected to identify the median employee, our total global employee population consisted of approximately 1,167 individuals working for F&G.

Compensation Measure Used to Identify the Median Employee: For purposes of measuring the compensation of our employees to identify the median employee, we selected base salary wages and overtime pay, plus paid incentive bonus through December 31, 2023, as the compensation measure.

●	We annualized the compensation of employees to cover the full calendar year and annualized any new hires in 2023 as if they were hired at the beginning of the fiscal year, as permitted by SEC rules, in identifying the median employee.

●	We did not make any cost-of-living adjustments in identifying the median employee.

Annual Total Compensation of Median Employee: To determine the annual total compensation of the median employee, we identified and calculated the elements of that employee’s compensation for 2023 in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, resulting in annual total compensation in the amount of $123,625.

Annual Total Compensation of Chief Executive Officer: With respect to the annual total compensation of our CEO, in accordance with SEC rules, we included the amount reported for Mr. Blunt in the “Total” column for 2023 in the Summary Compensation Table included in this Form 10-K/A

Director Compensation

Mr. Foley and Mr. Blunt received no additional compensation for services as a member of our board in 2023. In 2023, all non-employee directors received a pro-rated annual retainer of $90,000, payable quarterly. In 2023, the chairman and each member of the audit committee received a pro-rated additional annual fee (payable in quarterly installments) of $35,000 and $15,000, respectively, for their service on the audit committee. The chairman and each member of the compensation committee received a pro-rated additional annual fee (payable in quarterly installments) of $23,000 and $10,000, respectively, for their service on such committee. The chairman and each member of the corporate governance and nominating committee received a pro-rated additional annual fee (payable in quarterly installments) of $20,000 and $8,000, respectively, for their service on such committee.

In addition, in 2023 each non-employee director received a long-term incentive award of 5,172 shares of restricted stock. These restricted stock awards were granted under our omnibus plan and vest proportionately each year over three years from the date of grant based upon continued service on our board, subject to the achievement of performance-based criteria.

We also reimburse each non-employee director for all reasonable out-of-pocket expenses incurred in connection with attendance at board and committee meetings and director education programs. Each non-employee member of our board is eligible to participate in our deferred compensation plan to the extent he or she elects to defer any board or committee fees.

The following table sets forth information concerning the compensation of our non-employee directors for the fiscal year ending December 31, 2023.

			All Other
	Fees Earned or	Stock Awards	Compensation
Name	Paid in Cash ($)[1]	($)[2]	($)	Total ($)
Douglas K. Ammerman	144,589	210,035	—	354,624
Michael J. Nolan	90,000	210,035	—	300,035
Raymond R. Quirk	90,000	210,035	—	300,035
John D. Rood	146,411	210,035	—	356,446
Douglas Martinez	78,750	210,035	—	288,785
Celina J. Wang Doka	50,992	210,035	—	261,027

[1]	Represents the cash portion of annual board and committee retainers and meeting fees earned for services as a F&G director in 2023 for all directors.

[2]	Amounts shown for all directors represent the grant date fair value of a restricted stock award granted in 2023, computed in accordance with FASB ASC Topic 718. The awards vest over a period of three years from the grant date. Assumptions used in the calculation of the amounts of the F&G awards are included in Note R–Employee Benefit Plans to our Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the Securities Exchange Commission on February 29, 2024. Restricted stock awards granted for the fiscal year ended December 31, 2023 for each director were as follows: Mr. Ammerman 5,172; Mr. Nolan 5,172; Mr. Quirk 5,172; Mr. Rood 5,172; Mr. Martinez 5,172; and Ms. Doka 5,172. The fair value of the awards as shown above is based on a per share fair value of $40.61 for each director. As of December 31, 2023, F&G restricted stock awards outstanding for each director were as follows: Mr. Ammerman 11,289; Mr. Nolan 11,289; Mr. Quirk 11,289; Mr. Rood 11,289; Mr. Martinez 13,581; and Ms. Doka 11,350.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The number of our common shares beneficially owned by each individual or group is based upon information in documents filed by such person with the Securities and Exchange Commission, other publicly available information or information available to us. Percentage ownership in the following tables is based on 126,149,030 shares of our common stock outstanding as of April 15, 2024. Unless otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of our common stock beneficially owned by that shareholder. The number of shares beneficially owned by each shareholder is determined under rules issued by the Securities and Exchange Commission.

Security Ownership of Certain Beneficial Owners

The following table sets forth information regarding beneficial ownership of our common stock by each shareholder who is known by the Company to beneficially own 5% or more of such class:

Name	Shares Beneficially Owned[1]	Percent of Series[2]
Fidelity National Financial, Inc.	106,442,551	84.4%

[1]	Based on information as of April 15, 2024.

[2]	Applicable percentages based on shares of our common stock outstanding as of April 15, 2024.

Security Ownership of Management and Directors

The following table sets forth information regarding beneficial ownership as of April 15, 2024, of our common stock by:

•	Each of our directors and nominees for director;

•	Each of the named executive officers as defined in Item 402(a)(3) of Regulation S-K promulgated by the Securities and Exchange Commission; and

•	All of our executive officers and directors as a group.

Name[1]	Number of Shares	Total	Percent of Total
William P. Foley, II2	1,146,805	1,146,805	*
Christopher O. Blunt	632,351	632,351	*
Raymond R. Quirk[3]	166,723	166,723	*
John D. Currier	66,436	66,436	*
Wendy J.B. Young	63,618	63,618	*
Michael J. Nolan[4]	40,846	40,846	*
John D. Rood	30,058	30,058	*
Douglas K. Ammerman	36,263	36,263	*
David Martin	23,521	23,521	*
Leena Punjabi	28,366	28,366	*
Douglas Martinez	13,581	13,581	*
Celina J. Wang Doka	11,350	11,350	*
All directors and officers (12 persons)	2,258,973	2,258,973	1.8%

* Represents less than 1% of our common stock.

[1]	The business address of each beneficial owner is c/o F&G Annuities & Life, Inc., 801 Grand Avenue, Suite 2600, Des Moines, Iowa 50309.

[2]	Includes 152,668 shares of our common stock held by Folco Development Corporation, of which Mr. Foley and his spouse are the sole shareholders; 48,151 shares of our common stock owned by the Foley Family Charitable Foundation, and 86,076 shares held by BilCar LLC.

[3]	Includes 94,520 shares held by the Quirk 2002 Trust, and 3,209 shares held by the Raymond Quirk 2004 Trust.

[4]	Includes 753 shares held by the Michael J. Nolan Trust.

Securities Authorized for Issuance Under Equity Compensation Plans

Number of Securities
Remaining Available
for Future Issuance
Under Equity
Compensation Plans
	Number of Securities		(Excluding Securities
	to be Issued	Weighted Average	to be Issued
	Upon Exercise of	Exercise Price of	Upon Exercise of
	Outstanding Options,	Outstanding Options,	Outstanding Options,
Plan Category	Warrants and Rights	Warrants and Rights	Warrants and Rights)
Equity compensation plans approved by security holders	—	—	4,215,858	[1]
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	4,215,858	[1]

[1]	Subject to the terms of the 2022 F&G Omnibus Plan, we have authorized the issuance of up to 6 million shares of common stock. As of December 31, 2023, there were 1,784,142 shares of restricted stock outstanding under the 2022 F&G Omnibus Plan. Awards granted vest over a three-year period and have a performance restriction that must be met for shares awarded to vest. If the performance restriction is not satisfied during the measurement period all of the shares that do not satisfy the performance criteria will be forfeited to the Company for no consideration. See Note R–Employee Benefit Plans to our Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the Securities Exchange Commission on February 29, 2024, for further information regarding these awards.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Status as a Controlled Company

Because FNF owns approximately 84% of the shares of outstanding F&G common stock, we are a controlled company within the meaning of the rules of the New York Stock Exchange. In accordance with a provision in New York Stock Exchange rules for controlled companies, the Company is not required to comply with New York Stock Exchange listing standards that provide for (1) a majority of the Board of Directors being composed of independent directors, (2) a nominating/corporate governance committee composed solely of independent directors and (3) a compensation committee composed solely of independent directors. Notwithstanding these exemptions, all the members of our Compensation Committee and Nominating and Governance Committee are independent in accordance with the New York Stock Exchange listing standards. This may change in the future, however, at the Company’s discretion.

The controlled company exemptions do not modify the independence requirements for the audit committee, and we have complied with the requirements of the Sarbanes-Oxley Act and the New York Stock Exchange.

Director Independence

None of Messrs. Blunt, Foley, Quirk or Nolan qualify as independent directors under the New York Stock Exchange listing standards by virtue of their respective executive positions with F&G or FNF. The board of directors has determined that Douglas K. Ammerman, John D. Rood, Douglas Martinez and Celina J. Wang Doka are independent under the criteria established by the New York Stock Exchange and our Corporate Governance Guidelines.

In considering the independence of Douglas K. Ammerman and John D. Rood, the board of directors considered that Messrs. Ammerman and Rood serve on the board of directors of FNF and determined that these relationships were not of a nature that would impair their independence.

Certain Relationships and Related Person Transactions

Certain Relationships and Related Transactions

Agreements with FNF

On March 16, 2022, FNF announced its intention to partially spin off F&G through a dividend to FNF shareholders (the Spin-Off). On December 1, 2022, FNF distributed, on a pro rata basis, approximately 15% of the common stock of F&G. The purpose of the Spin-Off was to enhance and more fully recognize the overall market value of each company. FNF retained control of F&G through ownership of approximately 85% of F&G common stock.

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

Corporate Services Agreement

On November 30, 2022, FNF entered into a Corporate Services Agreement with F&G. Pursuant to such agreement, FNF provides F&G with certain corporate services, including internal audit services, litigation and dispute management services, compliance services, corporate and transactional support services, Securities and Exchange Commission & reporting services, insurance and risk management services, human resources support services and real estate services. FNF will also provide knowledge transfer services and take such steps as are reasonably required to facilitate a smooth and efficient transition of records and responsibilities to F&G prior to the termination of the agreement. The Corporate Services Agreement terminates after the date upon which all corporate services or transition assistance have been terminated or upon the mutual agreement of the parties. F&G may terminate corporate services by providing 90 days written notice to FNF.

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

Other Related Party Transactions

Certain of our subsidiaries are party to investment management agreements (IMAs) with Blackstone ISG-I Advisors LLC (BIS) pursuant to which BIS is appointed as investment manager of substantially all assets in the general and separate accounts of those entities (the F&G Accounts). MVB Management, LLC (MVB Management), an entity that is 50% owned by BilCar, LLC (BilCar, which is an affiliate of our Executive Chairman and a director of the Company, William P. Foley, II) receives a participation fee from BIS in connection with assets of F&G and its subsidiaries that are managed by BIS. BIS also receives services from MVB Management. BIS paid MVB Management a participation fee of approximately 15% of certain fees paid to BIS and its affiliates for assets under management (AUM) relating to new business AUM (New AUM) generated prior to March 31, 2023 and pays MVB Management a fee of approximately 7.5% of certain fees paid to BIS and its affiliates relating to New AUM generated after March 31, 2023, in each case, under the investment management agreements between F&G and BIS. In March 2023, BilCar waived its right to receive any portion of payments made by BIS to MVB Management in respect of such New AUM. Additionally, in March 2023, F&G entered into an agreement with BilCar to pay BilCar the fees that it would have received through MVB Management from BIS over the 10-year period ending March 31, 2033. BilCar received payments totaling $8.4 million from MVB Management in 2023. No payments were made from F&G to BilCar in 2023 based on the terms of the agreement. F&G is not a party to the agreements between BIS and MVB Management and does not pay, and is not responsible for, any fees paid to MVB Management.

Review, Approval or Ratification of Transactions with Related Persons

Pursuant to our codes of ethics, a “conflict of interest” occurs when an individual’s private interest interferes or appears to interfere with our interests, and can arise when a director, officer or employee takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Anything that would present a conflict for a director, officer or employee would also likely present a conflict if it were related to a member of his or her family. Our code of ethics states that clear conflict of interest situations involving directors, executive officers and other employees who occupy supervisory positions or who have discretionary authority in dealing with any third party specified below may include the following:

•	Any significant ownership interest in any supplier or customer;

•	Any consulting or employment relationship with any customer, supplier or competitor; and

•	Selling anything to us or buying anything from us, except on the same terms and conditions as comparable directors, officers or employees are permitted to so purchase or sell.

With respect to our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, our codes of ethics require that each such officer must:

•	Discuss any material transaction or relationship that could reasonably be expected to give rise to a conflict of interest with our General Counsel;

•	In the case of our Chief Financial Officer and Chief Accounting Officer, obtain the prior written approval of our General Counsel for all material transactions or relationships that could reasonably be expected to give rise to a conflict of interest; and

•	In the case of our Chief Executive Officer, obtain the prior written approval of the audit committee for all material transactions that could reasonably be expected to give rise to a conflict of interest.

Under Securities and Exchange Commission rules, certain transactions in which we are or will be a participant and in which our directors, executive officers, certain shareholders and certain other related persons had or will have a direct or indirect material interest are required to be disclosed in the related person transactions section of our proxy statement. In addition to the procedures above, our audit committee reviews and approves or ratifies any such transactions that are required to be disclosed. The committee makes these decisions based on its consideration of all relevant factors. The review may be before or after the commencement of the transaction. If a transaction is reviewed and not approved or ratified, the committee may recommend a course of action to be taken.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Principal Accountant Fees and Services

(Ernst & Young LLP, Des Moines, IA, PCAOB Auditor ID: 42)

The audit committee has appointed EY to audit the consolidated financial statements of the Company for the 2024 fiscal year. EY has continuously acted as our independent registered public accounting firm since 2020. Prior to the Spin-Off, no audit, audit-related, tax or other services were provided by an independent registered public accounting firm for the sole purposes of the Company. For services rendered to us during or in connection with our years ended December 31, 2023 and 2022, we were billed the following fees by EY.

	2023 (in thousands)	2022 (in thousands)
Audit Fees	$4,931	$4,927
Audit-Related Fees	$0	$0
Tax Fees	$75	$146
All Other Fees	$9	$7

Audit Fees: Audit fees consisted principally of fees for the audits, registration statements and other filings related to the Company’s 2023 and 2022 financial statements, and audits of the Company’s subsidiaries required for regulatory reporting purposes, including billings for out-of-pocket expenses incurred.

Audit-Related Fees: There were no Audit-related fees in 2023 and 2022.

Tax Fees: Tax fees for 2023 and 2022 consisted principally of fees for tax compliance, tax planning and tax advice.

All Other Fees: All other fees relate primarily to online accounting guidance services.

Approval of Accountants’ Services

In accordance with the requirements of the Sarbanes-Oxley Act of 2002, all audit and audit-related work and all non-audit work performed by EY is approved in advance by the audit committee, including the proposed fees for such work. Our pre-approval policy provides that, unless a type of service to be provided by EY has been generally pre-approved by the audit committee, it will require specific pre-approval by the audit committee. In addition, any proposed services exceeding pre-approved maximum fee amounts also require pre-approval by the audit committee. Our pre-approval policy provides that specific pre-approval authority is delegated to our audit committee chairman; provided that the estimated fee for the proposed service does not exceed a pre-approved maximum amount set by the committee. Our audit committee chairman must report any pre-approval decisions to the audit committee at its next scheduled meeting.

PART IV

ITEM 15. EXHIBITS

All other schedules are omitted because they are not applicable or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

The following is a list of exhibits filed or incorporated by reference as a part of this Annual Report on Form 10-K.

Exhibit No.	Description of Exhibits
2.1	Separation and Distribution Agreement, dated as of November 30, 2022, between Fidelity National Financial, Inc. and F&G Annuities & Life, Inc. (incorporated by reference to Exhibit No. 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on December 1, 2022).
3.1	Amended and Restated Certificate of Incorporation of F&G Annuities & Life, Inc. (incorporated by reference to Exhibit No. 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on December 1, 2022).
3.2	Amended and Restated Bylaws of F&G Annuities & Life, Inc. (incorporated by reference to Exhibit No. 3.2 to the Company’s Current Report on Form 8-K, filed with the Commission on December 1, 2022).
4.1	Certificate of Designations of the Company designating the 6.875% Series A Mandatory Convertible Preferred Stock, dated as of January 12, 2024 (incorporated by reference to Exhibit No. 5.1 to the Company’s Current Report on Form 8-K, filed with the Commission on January 16, 2024).
4.2	Third Supplemental Indenture relating to the 7.950% Senior Notes due 2053, dated as of December 6, 2023, among F&G Annuities & Life, Inc., the guarantors named therein and Citibank, N.A., as trustee (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Commission on December 6, 2023).
4.3	Form of 7.950% Senior Notes due 2053 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on December 6, 2023).
4.4	Indenture, dated as of January 13, 2023, among F&G Annuities & Life, Inc., the guarantors named therein and Citibank, N.A., as trustee (incorporated by reference to Exhibit No. 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on January 13, 2023).
4.5	First Supplemental Indenture relating to the 7.400% Senior Notes due 2028, dated as of January 13, 2023, among F&G Annuities & Life, Inc., the guarantors named therein and Citibank, N.A., as trustee (incorporated by reference to Exhibit No. 4.2 to the Company’s Current Report on Form 8-K, filed with the Commission on January 13, 2023).
4.6	Form of 7.400% Senior Notes due 2028 (incorporated by reference to Exhibit No. 4.3 to the Company’s Current Report on Form 8-K, filed with the Commission on January 13, 2023).
4.7	Indenture, dated as of April 20, 2018, among Fidelity Guaranty & Life Holdings, Inc., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee, including the form of 5.50% Note due 2025 (incorporated by reference to Exhibit No. 4.1 to the Company’s Amendment No. 3 to Form 10, filed with the Commission on November 10, 2022).
4.8	First Supplemental Indenture, dated as of April 20, 2018, among Fidelity & Guaranty Life Holdings, Inc., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit No. 4.2 to the Company’s Amendment No. 3 to Form 10, filed with the Commission on November 10, 2022).
4.9	Second Supplemental Indenture, dated as of June 1, 2020, among Fidelity National Financial, Inc., Fidelity & Guaranty Life Holdings, Inc., and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit No. 4.3 to the Company’s Amendment No. 3 to Form 10, filed with the Commission on November 10, 2022).
4.10	Officer’s Certificate of Fidelity & Guaranty Life Holdings, Inc., dated April 13, 2021 (incorporated by reference to Exhibit No. 4.4 to the Company’s Amendment No. 3 to Form 10, filed with the Commission on November 10, 2022).
4.11	Description of Capital Stock.(2)
10.1	Tax Sharing Agreement, dated as of November 30, 2022, between Fidelity National Financial, Inc. and F&G Annuities & Life, Inc. (incorporated by reference to Exhibit No. 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on December 1, 2022).
10.2	Corporate Services Agreement, dated as of November 30, 2022, between Fidelity National Financial, Inc. and F&G Annuities & Life, Inc. (incorporated by reference to Exhibit No. 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on December 1, 2022).
10.3	Reverse Corporate Services Agreement, dated as of November 30, 2022, between Fidelity National Financial, Inc. and F&G Annuities & Life, Inc. (incorporated by reference to Exhibit No. 10.3 to the Company’s Current Report on Form 8-K, filed with the Commission on December 1, 2022).
10.4	Employment Agreement, dated as of February 6, 2019, by and between FGL Holdings and Christopher Blunt (incorporated by reference to Exhibit No. 10.4 to the Company’s Amendment No. 3 to Form 10, filed with the Commission on November 10, 2022).(1)
10.5	Employment Agreement, dated November 14, 2013, by and between Fidelity & Guaranty Life Business Services, Inc. and Wendy J.B. Young (incorporated by reference to Exhibit No. 10.6 to the Company’s Amendment No. 3 to Form 10, filed with the Commission on November 10, 2022).(1)

10.6	Assignment of Employment Agreements, dated as of February 7, 2020, by and between FGL Holdings and F II Corp., and acknowledged and agreed to by Christopher Blunt, Jonathan Bayer and John Fleurant (incorporated by reference to Exhibit No. 10.7 to the Company’s Amendment No. 3 to Form 10, filed with the Commission on November 10, 2022).(1)
10.7	F&G Annuities & Life, Inc. 2022 Omnibus Incentive Plan (incorporated by reference to Exhibit No. 10.4 to the Company’s Current Report on Form 8-K, filed with the Commission on December 1, 2022).(1)
10.8	F&G Annuities & Life, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit No. 10.5 to the Company’s Current Report on Form 8-K, filed with the Commission on December 1, 2022).(1)
10.9	F&G Annuities & Life, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit No. 10.6 to the Company’s Current Report on Form 8-K, filed with the Commission on December 1, 2022).(1)
10.10	Amended and Restated Omnibus Investment Management Agreement Termination Side Letter, dated as of June 1, 2020, by and among FGL Holdings, Fidelity National Financial, Inc. and Blackstone ISG-I Advisors L.L.C. (incorporated by reference to Exhibit No. 10.10 to the Company’s Amendment No. 3 to Form 10, filed with the Commission on November 10, 2022).(1)
10.11	Amended and Restated Sub-Manager Fee Agreement, dated as of June 1, 2020, by and among FGL Holdings, Fidelity National Financial, Inc. and Blackstone ISG-I Advisors L.L.C. (incorporated by reference to Exhibit No. 10.11 to the Company’s Amendment No. 3 to Form 10, filed with the Commission on November 10, 2022).
10.12	Second Amended and Restated Investment Management Agreement, dated as of June 1, 2020, by and between FGL US Holdings Inc. and Blackstone ISG-I Advisors L.L.C. (incorporated by reference to Exhibit No. 10.12 to the Company’s Amendment No. 3 to Form 10, filed with the Commission on November 10, 2022).
10.13	Second Amended and Restated Investment Management Agreement, dated as of June 1, 2020, by and between Fidelity & Guaranty Life Holdings, Inc. and Blackstone ISG-I Advisors L.L.C. (incorporated by reference to Exhibit No. 10.13 to the Company’s Amendment No. 3 to Form 10, filed with the Commission on November 10, 2022).
10.14	Second Amended and Restated Investment Management Agreement, dated as of June 1, 2020, by and between F&G Life Re Ltd (f/k/a F&G Re Ltd) and Blackstone ISG-I Advisors L.L.C. (incorporated by reference to Exhibit No. 10.14 to the Company’s Amendment No. 3 to Form 10, filed with the Commission on November 10, 2022).
10.15	Second Amended and Restated Investment Management Agreement, dated as of June 1, 2020, by and between CF Bermuda Holdings Limited and Blackstone ISG-I Advisors L.L.C. (incorporated by reference to Exhibit No. 10.15 to the Company’s Amendment No. 3 to Form 10, filed with the Commission on November 10, 2022).
10.16	Second Amended and Restated Investment Management Agreement, dated as of June 1, 2020, by and between Fidelity and Guaranty Life Insurance Company and Blackstone ISG-I Advisors L.L.C. (incorporated by reference to Exhibit No. 10.16 to the Company’s Amendment No. 3 to Form 10, filed with the Commission on November 10, 2022).
10.17	Investment Management Agreement, dated as of December 16, 2020, by and between F&G Cayman Re Ltd. and Blackstone ISG-I Advisors L.L.C. (incorporated by reference to Exhibit No. 10.18 to the Company’s Amendment No. 3 to Form 10, filed with the Commission on November 10, 2022).
10.18	Investment Management Agreement, dated as of January 4, 2021, by and between F&G Annuities & Life, Inc. and Blackstone ISG-I Advisors L.L.C. (incorporated by reference to Exhibit No. 10.19 to the Company’s Amendment No. 3 to Form 10, filed with the Commission on November 10, 2022).
10.19	Investment Management Agreement, dated as of July 29, 2021, by and between Fidelity & Guaranty Life Insurance Company and Blackstone ISG-I Advisors L.L.C. (incorporated by reference to Exhibit No. 10.20 to the Company’s Amendment No. 3 to Form 10, filed with the Commission on November 10, 2022).
10.20	Amended and Restated Amendment to Investment Management Agreements; IMA Omnibus Termination Side Letter; SMA Fee Agreement and Participation Fee Agreement, dated September 24, 2021, by and among F&G Life & Annuities, Inc., Fidelity National Financial, Inc. and Blackstone ISG-I Advisors L.L.C. (incorporated by reference to Exhibit No. 10.21 to the Company’s Amendment No. 3 to Form 10, filed with the Commission on November 10, 2022).
10.21	Note Purchase Agreement, dated as of December 20, 2021, between Kubera Insurance (SAC) Ltd. and F&G Annuities & Life, Inc. (incorporated by reference to Exhibit No. 10.22 to the Company’s Amendment No. 3 to Form 10, filed with the Commission on November 10, 2022).
10.22	Keepwell Agreement, dated December 17, 2020, between F&G Annuities & Life, Inc. and F&G Cayman Re Ltd. (incorporated by reference to Exhibit No. 10.23 to the Company’s Amendment No. 3 to Form 10, filed with the Commission on November 10, 2022).
10.23	Keepwell Agreement, dated December 17, 2020, between F&G Annuities & Life, Inc. and F&G Cayman Re Ltd. (incorporated by reference to Exhibit No. 10.24 to the Company’s Amendment No. 3 to Form 10, filed with the Commission on November 10, 2022).
10.24	Retention Agreement between Fidelity & Guaranty Life Business Services, Inc. and John Currier dated February 16, 2023 (incorporated by reference to Exhibit No. 10.1 to the Company's Current Report on Form 8-K, filed with the Commission on February 21, 2023).

10.25	Amended and Restated Credit Agreement, dated as of February 16, 2024, by and among F&G Annuities & Life, Inc., a Delaware corporation, as the borrower, the guarantors party thereto, Bank of America, N.A., as administrative agent, and the financial institutions party thereto as lenders (incorporated by reference to Exhibit No. 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on February 16, 2024).(1)
10.26	Registration Rights Agreement relating to the 7.400% Senior Notes due 2028, dated as of January 13, 2023, among F&G Annuities & Life, Inc., the guarantors named therein and BofA Securities, Inc., J.P. Morgan Securities LLC and RBC Capital Markets, LLC, as representatives of the initial purchasers (incorporated by reference to Exhibit No. 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on January 13, 2023).
10.27	Amendment to the Amended and Restated Investment Management Agreements; IMA Omnibus Termination Side Letter and Existing SMA Fee Agreement, dated as of March 10, 2023, by and among F&G Annuities & Life Inc., Blackstone ISG-I Advisors L.L.C. and Fidelity National Financial, Inc. (incorporated by reference to Exhibit No. 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on March 10, 2023).
10.28	Letter regarding Blackstone Participation Fee in Respect of New Business, dated as of March 10, 2023, by and between F&G Annuities & Life Inc., and BilCar, LLC (incorporated by reference to Exhibit No. 10.2 to the Company Current Report on Form 8-K, filed with the Commission on March 10, 2023).
10.29	Form of Notice of F&G Restricted Stock Grant dated November 15, 2023, under F&G 2022 Omnibus Incentive Plan.
21.1	List of Subsidiaries. (2)
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.(2)
31.1	Certification of Chief Executive Officer, pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(2)
31.2	Certification of Chief Financial Officer, pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(2)
31.3	Certification of Chief Executive Officer, pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4	Certification of Chief Financial Officer, pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)
97 *†	F&G Annuities & Life, Inc. Incentive-Based Compensation Recovery Policy.(1)
101	The following financial information from the Company’s Annual Report on Form 10-K for the twelve-month period ended December 31, 2023 is formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) notes to these consolidated financial statements, and (vii) the Cover Page to the Company’s Annual Report on Form 10-K.
104	The cover page from the Company’s Annual Report on Form 10-K for the twelve-month period ended December 31, 2023 is formatted in Inline XBRL (Extensible Business Reporting Language) and contained in Exhibit 101.

(1) A management or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(b) of Form 10-K.

(2) Previously filed or furnished, as applicable, as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 29, 2024.

(3) The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

F&G Annuities & Life, Inc.

By:	/s/ Christopher Blunt
Christopher Blunt
Chief Executive Officer

Date: April 26, 2024