Form 10-Q
period 2024-03-31
F&G Annuities & Life, Inc.
filed 2024-05-10
CIK 1934850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
The registrant had outstanding 126,139,161 shares of common stock as of April 30, 2024.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended March 31, 2024

F&G ANNUITIES & LIFE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except share data)

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
Investments:
Fixed maturity securities available for sale, at fair value, at March 31, 2024 and December 31, 2023, at an amortized cost of $45,792 and $43,601, respectively, net of allowance for credit losses of $33 and $35, respectively	$42,631	$40,419
Preferred securities, at fair value	381	469
Equity securities, at fair value	138	137
Derivative investments	1,024	797
Mortgage loans, net of allowance for credit losses of $67 and $66 at March 31, 2024 and December 31, 2023, respectively	5,440	5,336
Investments in unconsolidated affiliates (certain investments at fair value of $343 and $285 at March 31, 2024 and December 31, 2023, respectively)	3,367	3,071
Other long-term investments	634	608
Short-term investments	263	1,452
Total investments	53,878	52,289
Cash and cash equivalents	2,372	1,563
Reinsurance recoverable, net of allowance for credit losses of $21 and $21 at March 31, 2024 and December 31, 2023, respectively	10,112	8,960
Goodwill	2,017	1,749
Prepaid expenses and other assets	980	931
Other intangible assets, net	4,612	4,207
Market risk benefits asset	95	88
Income taxes receivable	23	27
Deferred tax asset	345	388
Total assets	$74,434	$70,202
LIABILITIES AND EQUITY
Liabilities:
Contractholder funds	$50,875	$48,798
Future policy benefits	7,441	7,050
Market risk benefits liability	425	403
Accounts payable and accrued liabilities	2,237	2,011
Notes payable	1,748	1,754
Funds withheld for reinsurance liabilities	8,025	7,083
Total liabilities	$70,751	$67,099
Equity:
Preferred stock $0.001 par value; authorized 25,000,000 shares as of March 31, 2024 and December 31, 2023; outstanding and issued 5,000,000 and 0 shares as of March 31, 2024 and December 31, 2023, respectively	$—	$—
Common stock, $0.001 par value; authorized 500,000,000 shares as of March 31, 2024 and December 31, 2023; outstanding 126,149,030 and 126,332,142 as of March 31, 2024 and December 31, 2023, respectively; and issued 127,177,857 and 127,234,902 as of March 31, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	3,442	3,185
Retained earnings	2,011	1,926
Accumulated other comprehensive income (loss)	(1,883)	(1,990)
Treasury stock, at cost (1,028,827 shares and 902,760 shares as of March 31, 2024 and December 31, 2023)	(24)	(18)
Total F&G Annuities & Life, Inc. shareholders' equity	3,546	3,103
Noncontrolling interests	137	—
Total equity	3,683	3,103
Total liabilities and equity	$74,434	$70,202
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

F&G ANNUITIES & LIFE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars and shares millions, except per share data)

	Three months ended
	March 31, 2024	March 31, 2023
	(Unaudited)
Revenues:
Life insurance premiums and other fees	$718	$365
Interest and investment income	616	519
Owned distribution revenues	23	—
Recognized gains and (losses), net	212	(15)
Total revenues	1,569	869
Benefits and expenses:
Benefits and other changes in policy reserves (remeasurement gains (losses) (a))	1,161	812
Market risk benefit (gains) losses	(11)	59
Depreciation and amortization	123	90
Personnel costs	66	53
Other operating expenses	58	36
Interest expense	30	22
Total benefits and expenses	1,427	1,072
Earnings (loss) before income taxes	142	(203)
Income tax expense (benefit)	26	(8)
Net earnings (loss)	116	(195)
Less: Noncontrolling interests	1	—
Net earnings (loss) attributable to F&G	115	(195)
Less: Preferred stock dividend	4	—
Net earnings (loss) attributable to F&G common shareholders	$111	$(195)

Earnings per share
Basic
Net earnings (loss) per share attributable to F&G common shareholders, basic	$0.90	$(1.56)
Diluted
Net earnings (loss) per share attributable to F&G common shareholders, diluted	$0.88	$(1.56)

Weighted average shares outstanding F&G common stock, basic basis	124	125
Weighted average shares outstanding F&G common stock, diluted basis	130	125

(a)The remeasurement gains (losses) for the three months ended March 31, 2024 and March 31, 2023 were $7 million and $(4) million, respectively.

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

F&G ANNUITIES & LIFE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Three months ended
	March 31, 2024	March 31, 2023
	(Unaudited)
Net earnings (loss)	$116	$(195)
Other comprehensive income (loss):
Changes in current discount rate - future policy benefits	91	(100)
Changes in instrument-specific credit risk - market risk benefits	1	7
Unrealized gain on investments and other financial instruments, net of deferred income taxes	2	321
Unrealized gain (loss) on foreign currency translation	(2)	1
Reclassification adjustments included in net earnings	15	41
Other comprehensive income	107	270
Comprehensive income	223	75
Less: Comprehensive income attributable to non-controlling interest	1	—
Comprehensive income attributable to F&G common shareholders	$222	$75

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

F&G ANNUITIES & LIFE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions, except per share data)
(Unaudited)

	F&G Annuities & Life, Inc. shareholders' equity
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated other comprehensive income (loss)	Treasury Stock	Noncontrolling Interests	Total Equity
Balance, December 31, 2022	$—	$—	$3,162	$2,061	$(2,818)	$—	$—	$2,405
Stock-based compensation	—	—	5	—	—	—	—	5
Other comprehensive income	—	—	—	—	270	—	—	270
Net earnings	—	—	—	(195)	—	—	—	(195)
Balance, March 31, 2023	$—	$—	$3,167	$1,866	$(2,548)	$—	$—	$2,485

	F&G Annuities & Life, Inc. shareholders' equity
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated other comprehensive income (loss)	Treasury Stock	Noncontrolling Interests	Total Equity
Balance, December 31, 2023	$—	$—	$3,185	$1,926	$(1,990)	$(18)	$—	$3,103
Acquisition of non-controlling interest	—	—	—	—	—	—	136	136
Issuance of preferred stock	—	—	250	—	—	—	—	250
Treasury stock purchased	—	—	—	—	—	(6)	—	(6)
Stock-based compensation	—	—	7	—	—	—	—	7
Preferred stock dividends declared	—	—	—	(4)	—	—	—	(4)
Common stock dividends declared	—	—	—	(26)	—	—	—	(26)
Other comprehensive income	—	—	—	—	107	—	—	107
Net earnings	—	—	—	115	—	—	1	116
Balance, March 31, 2024	$—	$—	$3,442	$2,011	$(1,883)	$(24)	$137	$3,683
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

F&G ANNUITIES & LIFE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Three months ended
	March 31, 2024	March 31, 2023
	(Unaudited)
Cash Flows from Operating Activities:
Net earnings (loss)	$116	$(195)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	123	90
(Gain) loss on sales of investments and other assets and asset impairments, net	8	182
Interest credited/index credits to contractholder account balances	513	463
Change in market risk benefits, net	(11)	59
Deferred policy acquisition costs and deferred sales inducements	(311)	(251)
Charges assessed to contractholders for mortality and administration	(66)	(58)
Distributions from unconsolidated affiliates, return on investment	17	19
Stock-based compensation cost	7	5
Change in NAV of limited partnerships, net	(49)	(57)
Change in valuation of derivatives, equity and preferred securities and other assets, net	(223)	(166)
Changes in assets and liabilities, net of effects from acquisitions:
Change in reinsurance recoverable	(22)	—
Change in future policy benefits	505	224
Change in funds withheld from reinsurers	940	1,124
Net change in income taxes	20	(13)
Net change in other assets and other liabilities	(33)	11
Net cash provided by operating activities	$1,534	$1,437
Cash Flows from Investing Activities:
Proceeds from sales, calls and maturities of investment securities	$1,586	$915
Additions to property and equipment and capitalized software	(7)	(6)
Purchases of investment securities	(3,636)	(3,900)
Net proceeds from (purchases of) sales and maturities of short-term investment securities	1,190	785
Other acquisitions/disposals, net of cash acquired	(268)	—
Additional investments in unconsolidated affiliates	(266)	(293)
Distributions from unconsolidated affiliates, return of investment	17	91
Net cash used in investing activities	$(1,384)	$(2,408)
Cash Flows from Financing Activities:
Borrowings	$—	$500
Debt issuance costs	(5)	(10)
Net revolving credit facility (repayments) borrowings	—	(35)
Common dividends paid	(26)	(25)
Purchases of treasury stock	(6)	—
Issuance of preferred stock	250	—
Contractholder account deposits	1,929	2,115
Contractholder account withdrawals	(1,483)	(950)
Net cash provided by financing activities	$659	$1,595
Net increase in cash and cash equivalents	809	624
Cash and cash equivalents at beginning of period	1,563	960
Cash and cash equivalents at end of period	$2,372	$1,584
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

F&G ANNUITIES & LIFE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note A — Basis of Financial Statements

The financial information in this report presented for interim periods is unaudited and includes the accounts of F&G Annuities & Life, Inc. (“FGAL”) and its subsidiaries (collectively, “we”, “us”, “our”, the "Company" or “F&G”) prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All adjustments made were of a normal, recurring nature. This report should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2023, filed on February 29, 2024.

Description of the Business

F&G is a majority-owned subsidiary of Fidelity National Financial, Inc. (NYSE: FNF)(“FNF”). We provide insurance solutions and market a broad portfolio of annuity and life insurance products through retail channels and institutional markets. F&G has one reporting segment, which is consistent with and reflects the manner by which our chief operating decision maker (“CODM”) views and manages the business. For certain disclosures within this Quarterly Report on Form 10-Q, we have elected to aggregate business based on the applicable product type, the manner in which information is regularly reviewed by management and the nature of disclosures that exist outside the Company’s GAAP financial statements.

Retail distribution channels products include:
•Deferred annuities including fixed indexed annuities (“FIA”), registered index-linked annuities (“RILA”), (together referred to as “indexed annuities”) and fixed rate annuities including multi-year guarantee annuities (“MYGA”),
•Immediate annuities, and
•Indexed universal life (“IUL”) insurance.

Institutional markets products include:
•Pension risk transfer (“PRT”) solutions, and
•Funding agreements, including funding agreement backed notes (“FABN”) and Federal Home Loan Bank funding agreements (“FHLB”).

Recent Developments
Owned Distribution Investments

On January 2, 2024, F&G acquired a 70% majority ownership stake in the equity of Roar Joint Venture, LLC (“Roar”) resulting in the consolidation of Roar in F&G’s financial statements. Roar wholesales life insurance and annuity products to banks and broker dealers through a network of agents. Total initial consideration is comprised of cash of approximately $269 million and $48 million of contingent consideration. Under the terms of the purchase agreement, the Company has agreed to make cash payments of up to approximately $90 million over a three-year period upon the achievement by Roar of certain earnings before interest, taxes, depreciation and amortization (“EBITDA”) milestones.

Owned distribution revenues generated from commissions earned on contracts with insurance carriers are considered variable consideration. Revenue is recognized at the effective date of each policy sold under a contract and reported net of related expenses within Owned Distribution Revenues on the accompanying unaudited

Condensed Consolidated Statements of Operations. Intercompany transactions are eliminated in consolidation. For more information regarding the Roar acquisition, refer to Note P - Acquisition.

The contingent consideration is recorded at fair value in Accounts payable and accrued liabilities in the unaudited Condensed Consolidated Balance Sheets. Changes in the fair value of the contingent consideration are recorded in Other operating expenses in the unaudited Condensed Consolidated Statements of Operations.

Unconsolidated Owned Distribution Investments

For the three months ended March 31, 2024 and 2023, we paid approximately $50 million and $37 million in commissions on sales through our unconsolidated funded owned distribution investments and their affiliates, with the acquisition expense deferred and amortized in Depreciation and amortization on the accompanying unaudited Condensed Consolidated Statements of Operations.

FNF $250 million Preferred Stock Investment

On January 12, 2024, we completed a $250 million preferred stock investment from FNF. F&G will use net proceeds from the investment to support the growth of its assets under management. Under the terms of the agreement, FNF agreed to invest $250 million in exchange for 5,000,000 shares of F&G’s 6.875% Series A Mandatory Convertible Preferred Stock, par value $.0.001 per share, liquidation preference of $50.00 per share (the “FNF Preferred Stock”). Each outstanding share of the FNF Preferred Stock will automatically convert into shares of F&G common stock on or before January 15, 2027.

Revolving Credit Facility

On February 16, 2024, F&G entered into an amendment and extension of its existing senior unsecured revolving credit agreement (the “Credit Agreement”). The maturity date of the Credit Agreement was extended by approximately two years from November 22, 2025 to November 22, 2027. Total borrowing availability increased from $665 million to $750 million. Pricing and advance rates remain unchanged. Financial covenants also remain essentially the same. For more information regarding the amendment and extension, refer to Note L - Notes Payable.

Dividends

On May 8, 2024, our Board of Directors declared a quarterly cash dividend of $0.8594 per share on the FNF Preferred Stock for the period from April 15, 2024 to and excluding July 15, 2024, to be payable on July 15, 2024, to FNF Preferred Stock record holders on July 1, 2024. On May 8, 2024, we also announced that our Board of Directors declared a quarterly cash dividend of $0.21 per common share, payable on June 28, 2024, to F&G common shareholders of record as of June 14, 2024. Generally, no dividends will be declared or paid on F&G common stock and no common stock can be acquired by F&G unless all preferred dividends are declared and paid on the FNF Preferred Stock.

Earnings Per Share

Basic earnings per share (“EPS”), as presented on the unaudited Condensed Consolidated Statements of Operations, is computed by dividing net earnings available to common shareholders in a given period by the weighted average number of common shares outstanding during such period. Net earnings available to common shareholders is net earnings adjusted for net earnings attributable to noncontrolling interests, preferred stock dividends, including preferred stock dividends declared. In periods when earnings are positive, diluted EPS is calculated by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding plus assumed conversions of potentially dilutive securities. For periods when we recognize a net loss, diluted loss per share is equal to basic loss per share as the impact of assumed conversions of potentially dilutive securities is considered to be antidilutive. Certain shares of restricted stock, using the treasury stock method and, as of January 12, 2024, the FNF Preferred Stock, using the if-converted method, are treated as common share equivalents for purposes of calculating diluted earnings per share for periods in which the effect is dilutive. The if-

converted method assumes that the convertible preferred stock converts into common stock at the beginning of the period or date of issuance, if later.

Comprehensive Income (Loss)

We report comprehensive income (loss) in accordance with GAAP on the unaudited Condensed Consolidated Statements of Comprehensive Income (Loss). Total comprehensive income is defined as all changes in shareholders' equity during a period, other than those resulting from investments by and distributions to shareholders. While total comprehensive income (loss) is the activity in a period and is largely driven by net earnings in that period, Accumulated other comprehensive income or loss (“AOCI”) represents the cumulative balance of other comprehensive income, net of tax, as of the balance sheet date. Amounts reclassified to net earnings relate to the realized gains (losses) on our investments and other financial instruments, excluding investments in unconsolidated affiliates, and are included in Recognized gains and (losses), net on the unaudited Condensed Consolidated Statements of Operations.

Changes in the balance of Other comprehensive income (loss) for the three months ended March 31, 2024 and 2023 by component are as follows (in millions).

	Three months ended March 31, 2024
	Unrealized gain (loss) on investments and other financial instruments, net (excluding investments in unconsolidated affiliates)	Change in current discount rate - future policy benefits	Change in instrument- specific credit risk - market risk benefits	Foreign Currency Translation	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2023	$(2,479)	$573	$(83)	$(1)	$(1,990)
Reclassification adjustments included in net earnings (a)	15	—	—	—	15
Other comprehensive income (loss) before tax, net of reclassifications	2	115	1	(2)	116
Income tax (expense) benefit	—	(24)	—	—	(24)
Balance at March 31, 2024	$(2,462)	$664	$(82)	$(3)	$(1,883)
(a) Net of income tax benefit of $4 million for the three months ended March 31, 2024

	Three months ended March 31, 2023
	Unrealized gain (loss) on investments and other financial instruments, net (excluding investments in unconsolidated affiliates)	Change in current discount rate - future policy benefits	Change in instrument- specific credit risk - market risk benefits	Foreign Currency Translation	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2022	$(3,528)	$763	$(49)	$(4)	$(2,818)
Reclassification adjustments included in net earnings (a)	41	—	—	—	41
Other comprehensive income (loss) before tax, net of reclassifications	408	(127)	8	1	290
Income tax (expense) benefit	(86)	27	(2)	—	(61)
Balance at March 31, 2023	$(3,165)	$663	$(43)	$(3)	$(2,548)
(a) Net of $11 million of income tax benefit for the three months ended March 31, 2023

Recent Accounting Pronouncements

Adopted Pronouncements

In March 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2023-02, Accounting for Investments in Tax Credit Structure Using the Proportional Amortization Method (a consensus of the Emerging Issues Task Force). The amendments in this update permit reporting entities to elect to account for their tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. We adopted this standard on January 1, 2024, as required, and there was no material impact to our unaudited Condensed Consolidated Financial Statements. Refer to Note H - Income Taxes for further information.

Pronouncements Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this update improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expense categories that are regularly provided to the CODM and included in each reported measure of a segment’s profit or loss. In addition, the amendments enhance interim disclosure requirements that are currently required annually, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, and contain other disclosure requirements. Additionally, the amendments require that entities with a single reportable segment must now provide all the disclosures previously required under Topic 280. The amendments in this update are incremental to the current requirements of Topic 280 and do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The enhanced segment disclosure requirements apply retrospectively to all prior periods presented in the financial statements. The significant segment expense and other segment item amounts disclosed in prior periods shall be based on the significant segment expense categories identified and disclosed in the period of adoption. The amendments in this update are effective for all public entities for fiscal years beginning after December 15, 2023, and interim periods beginning after December 15, 2024. Early adoption is permitted, and the updates must be applied retrospectively to all periods presented in the financial statements. We do not expect to early adopt this standard and are in the process of assessing its impact on our disclosures upon adoption.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this update enhance the transparency of the income tax disclosures by expanding on the disclosures required annually. The amendments require entities to disclose in their rate reconciliation table additional categories of information about federal, state, and foreign income taxes, in addition to providing details about the reconciling items in some categories if above a quantitative threshold. Additionally, the amendments require annual disclosure of income taxes paid (net of refunds received) disaggregated by jurisdiction based on a quantitative threshold. The amendments in this update are effective for public business entities for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments should be applied on a prospective basis, and retrospective application is permitted. We do not expect to early adopt this standard and are in the process of assessing its impact on our disclosures upon adoption.

Note B — Fair Value of Financial Instruments

Our measurement of fair value is based on assumptions used by market participants in pricing the asset or liability, which may include inherent risk, restrictions on the sale or use of an asset, or non-performance risk, which may include our own credit risk. We estimate an exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability (“exit price”) in the principal market, or the most advantageous market for that asset or liability in the absence of a principal market as opposed to the price that would be paid to acquire the asset or assume a liability (“entry price”). We categorize financial instruments carried at fair value into a three-level fair value hierarchy, based on the priority of inputs to the respective valuation technique, along with net asset value. The three-level hierarchy for fair value measurement is defined as follows:

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

Net Asset Value (“NAV”) – Certain equity investments are measured using NAV as a practical expedient in determining fair value. In addition, our unconsolidated affiliates (primarily limited partnerships) are primarily accounted for using the equity method of accounting with fair value determined using NAV as a practical expedient. Our carrying value reflects our pro rata ownership percentage as indicated by NAV in the unconsolidated affiliate’s financial statements, which we may adjust if we determine NAV is not calculated consistent with investment company fair value principles. The underlying investments of the unconsolidated affiliates may have significant unobservable inputs, which may include, but are not limited to, comparable multiples and weighted average cost of capital rates applied in valuation models or a discounted cash flow model. Additionally, management inquires quarterly with the general partner to determine whether any credit or other market events have occurred since prior period financial statements to ensure any material events are properly included in current period valuation and investment income.

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

Our assets and liabilities measured at fair value on a recurring basis, summarized according to the hierarchy previously described, are as follows (in millions):

	March 31, 2024
	Level 1	Level 2	Level 3	NAV	Fair Value
Assets
Cash and cash equivalents	$2,372	$—	$—	$—	$2,372
Fixed maturity securities, available-for-sale:
Asset-backed securities	—	7,372	7,736	—	15,108
Commercial mortgage-backed securities	—	4,746	12	—	4,758
Corporates	—	15,491	2,178	—	17,669
Hybrids	99	534	—	—	633
Municipals	—	1,486	18	—	1,504
Residential mortgage-backed securities	—	2,455	4	—	2,459
U.S. Government	276	—	—	—	276
Foreign Governments	—	219	5	—	224
Preferred securities	125	249	7	—	381
Equity securities	79	—	—	59	138
Derivative investments	—	1,015	9	—	1,024
Investment in unconsolidated affiliates	—	—	343	—	343
Short term investments	254	—	9	—	263
Reinsurance related embedded derivative, included in other assets	—	134	—	—	134
Other long-term investments	—	—	39		39
Market risk benefits asset	—	—	95	—	95
Total financial assets at fair value	$3,205	$33,701	$10,455	$59	$47,420
Liabilities
Derivatives:
Indexed annuities/IUL embedded derivatives, included in contractholder funds	$—	$—	$4,679	$—	$4,679
Interest rate swaps	—	—	19	—	19
Contingent consideration obligation	—	—	57	—	57
Market risk benefits liability	—	—	425	—	425
Total financial liabilities at fair value	$—	$—	$5,180	$—	$5,180

	December 31, 2023
	Level 1	Level 2	Level 3	NAV	Fair Value
Assets
Cash and cash equivalents	$1,563	$—	$—	$—	$1,563
Fixed maturity securities, available-for-sale:
Asset-backed securities	—	7,212	7,122	—	14,334
Commercial mortgage-backed securities	—	4,392	18	—	4,410
Corporates	—	14,609	1,970	—	16,579
Hybrids	95	523	—	—	618
Municipals	—	1,518	49	—	1,567
Residential mortgage-backed securities	—	2,421	3	—	2,424
U.S. Government	261	—	—	—	261
Foreign Governments	—	210	16	—	226
Preferred securities	152	310	7	—	469
Equity securities	78	—	—	59	137
Derivative investments	—	740	57	—	797
Investment in unconsolidated affiliates	—	—	285	—	285
Short term investments	1,444	8	—	—	1,452
Reinsurance related embedded derivative, included in other assets	—	152	—	—	152
Other long-term investments	—	—	37	—	37
Market risk benefits asset	—	—	88	—	88
Total financial assets at fair value	$3,593	$32,095	$9,652	$59	$45,399
Liabilities
Derivatives:
Indexed annuities/IUL embedded derivatives, included in contractholder funds	$—	$—	$4,258	$—	$4,258
Market risk benefits liability	—	—	403	—	403
Total financial liabilities at fair value	$—	$—	$4,661	$—	$4,661

Valuation Methodologies

Cash and Cash Equivalents

The carrying amounts reported in the unaudited Condensed Consolidated Balance Sheets for these instruments approximate fair value.

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

We analyze the third-party valuation methodologies and related inputs to perform assessments to determine the appropriate level within the fair value hierarchy. However, we did not adjust prices received from third parties as of March 31, 2024 or December 31, 2023.

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

The fair value measurement of the indexed annuities/IUL embedded derivatives included in contractholder funds is determined through a combination of market observable information and significant unobservable inputs using the option budget method. The market observable inputs are the market value of option and treasury rates. The significant unobservable inputs are the budgeted option cost (i.e., the expected cost to purchase call options in future periods to fund the equity indexed linked feature), surrender rates, mortality multiplier and non-performance spread. The mortality multiplier at March 31, 2024 and December 31, 2023 was applied to the 2012 Individual Annuity mortality tables. Increases or decreases in the market value of an option in isolation would result in a higher or lower, respectively, fair value measurement. Increases or decreases in treasury rates, mortality multiplier, surrender rates, or non-performance spread in isolation would result in a lower or higher fair value measurement, respectively. Generally, a change in any one unobservable input would not directly result in a change in any other unobservable input.

Investments in Unconsolidated affiliates

We have elected the fair value option (“FVO”) for certain investments in unconsolidated affiliates as we believe this better aligns them with other investments in unconsolidated affiliates that are measured using NAV as a practical expedient in determining fair value. Investments measured using the fair value option are included in Level 3 and the fair value of these investments are determined using either a multiple of the affiliates’ EBITDA, which is derived from market analysis of transactions involving comparable companies, or an adjusted transaction value, which contemplates measures such as EBITDA margins, revenue growth over certain time periods, growth opportunities and marketability. The fair values are based on the affiliates’ financial information. The inputs are usually considered unobservable, as not all market participants have access to this data.

Short-term Investments

The carrying amounts reported in the unaudited Condensed Consolidated Balance Sheets for these instruments approximate fair value.

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

Contingent Consideration

The contingent consideration liability is measured at fair value using a discounted cash flow model applied using a Monte Carlo simulation of estimated EBITDA at each measurement period and for each simulated path relative to contractual EBITDA milestones. The Monte Carlo simulation utilizes a risk-adjusted discount rate, volatility assumption, and risk-free rates to assess the probability Roar's EBITDA trajectory reaches required milestones for the earn out payments to be made. The discounted cash flow approach applies a company-specific discount rate based on F&G credit profile to future expected earn out payments to calculate the estimated fair value based on the average outcome from the simulation. See further discussion on the contingent consideration in Note N - Commitments and Contingencies.

Market Risk Benefits (“MRB”)

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

Quantitative information regarding significant unobservable inputs used for recurring Level 3 fair value measurements of financial instruments carried at fair value as of March 31, 2024 and December 31, 2023, excluding assets and liabilities for which significant quantitative unobservable inputs are not developed internally and not readily available to the Company (primarily those valued using broker quotes and certain third-party pricing services), are as follows (in millions):

		Valuation Technique	Unobservable Input(s)	Range (Weighted average)
	Fair Value at
	March 31, 2024			March 31, 2024
Assets
Asset-backed securities	$89	Third-Party Valuation	Discount Rate	5.27% - 6.54% (6.03%)
Commercial mortgage-backed securities	1	Third-Party Valuation	Discount Rate	6.90% - 7.84%% (7.22%)
Corporates	760	Third-Party Valuation	Discount Rate	4.16% - 12.87% (7.06%)
Residential mortgage-backed securities	3	Third-Party Valuation	Discount Rate	5.64% - 5.64% (5.64%)
Foreign Governments	5	Third-Party Valuation	Discount Rate	6.77% - 6.77% (6.77%)
Investment in unconsolidated affiliates	343	Market Comparable Company Analysis	EBITDA Multiple	14.1x - 20.2x (16.0x)
		Adjusted Transaction Value	N/A	N/A
Other long-term investments:
Available-for-sale embedded derivative	30	Black Scholes Model	Market Value of AnchorPath Fund	100.00%
Market risk benefits asset	95	Discounted Cash Flow	Mortality	100.00% - 100.00% (100.00%)
			Surrender Rates	0.25% - 10.00% (5.13%)
			Partial Withdrawal Rates	2.00% - 20.41%% (2.50%)
			Non-Performance Spread	0.35% - 1.02%% (0.87%)
			GMWB Utilization	50.00% - 60.00% (50.81%)
Total financial assets at fair value (a)	$1,326

		Valuation Technique	Unobservable Input(s)	Range (Weighted average)
Fair Value at
	March 31, 2024			March 31, 2024
Liabilities
Derivatives:
Indexed annuity/IUL embedded derivatives, included in contractholder funds	$4,679	Discounted Cash Flow	Market Value of Option	0.00% - 24.11% (3.52%)
			Mortality Multiplier	100.00% - 100.00% (100.00%)
			Surrender Rates	0.25% - 70.00% (6.80%)
			Partial Withdrawals	2.00% - 35.71% (2.74%)
			Non-Performance Spread	0.35% - 1.02% (0.87%)
			Option Cost	0.07% - 5.70% (2.47%)
Contingent consideration	57	Discounted Cash Flow	Risk-Adjusted Discount Rate	13.50% - 13.50% (13.50%)
			EBITDA Volatility	35.00% - 35.00% (35.00%)
			Counterparty-Discount Rate	7.00% - 7.00% (7.00%)
Market risk benefits liability	425	Discounted Cash Flow	Mortality	100.00% - 100.00% (100.00%)
			Surrender Rates	0.25% - 10.00% (5.13%)
			Partial Withdrawal Rates	2.00% - 20.41% (2.50%)
			Non-Performance Spread	0.35% - 1.02% (0.87%)
			GMWB Utilization	50.00% - 60.00% (50.81%)
Total financial liabilities at fair value (a)	$5,161
(a) Assets of $9,129 million and liabilities of $19 million for which significant quantitative unobservable inputs are not developed internally and not readily available to the Company (primarily those valued using broker quotes and certain third-party pricing services) are excluded from the respective totals in the table above.

		Valuation Technique	Unobservable Input(s)	Range (Weighted average)
	Fair Value at
	December 31, 2023			December 31, 2023
Assets
Asset-backed securities	$57	Third-Party Valuation	Discount Rate	5.09% - 6.95% (6.00%)
Corporates	787	Third-Party Valuation	Discount Rate	0.00% - 12.87% (6.91%)
Municipals	32	Third-Party Valuation	Discount Rate	6.25% - 6.25% (6.25%)
Residential mortgage-backed securities	3	Third-Party Valuation	Discount Rate	5.46% - 5.46% (5.46%)
Foreign Governments	16	Third-Party Valuation	Discount Rate	6.94% - 7.68% (7.45%)
Investment in unconsolidated affiliates	285	Market Comparable Company Analysis	EBITDA Multiple	4.4x - 31.8x (23.2x)
Other long-term investments:
Available-for-sale embedded derivative	28	Black Scholes Model	Market Value of Fund	100.00%
Market risk benefits asset	88	Discounted Cash Flow	Mortality	100.00% - 100.00% (100.00%)
			Surrender Rates	0.25% - 10.00% (5.22%)
			Partial Withdrawal Rates	0.00% - 23.26% (2.50%)
			Non-Performance Spread	0.38% -1.10% (0.96%)
			GMWB Utilization	50.00% -60.00% (50.81%)
Total financial assets at fair value (a)	$1,296

Liabilities
Derivatives:
Indexed annuity/ IUL embedded derivatives, included in contractholder funds	$4,258	Discounted Cash Flow	Market Value of Option	0.00% - 18.93% (2.63%)
			Mortality Multiplier	100.00% - 100.00% (100.00%)
			Surrender Rates	0.25% - 70.00% (6.83%)
			Partial Withdrawals	2.00% - 34.48% (2.74%)
			Non-Performance Spread	0.38% - 1.10% (0.96%)
			Option Cost	0.07% - 5.48% (2.38%)
Market risk benefits liability	403	Discounted Cash Flow	Mortality	100.00% - 100.00% (100.00%)
			Surrender Rates	0.25% - 10.00% (5.22%)
			Partial Withdrawal Rates	0.00% - 23.26% (2.50%)
			Non-Performance Spread	0.38% - 1.10% (0.96%)
			GMWB Utilization	50.00% -60.00% (50.81%)
Total financial liabilities at fair value	$4,661
(a) Assets of $8,356 million for which significant quantitative unobservable inputs are not developed internally and not readily available to the Company (primarily those valued using broker quotes and certain third-party pricing services) are excluded from the table above.

The following tables summarize changes to the Company’s financial instruments carried at fair value and classified within Level 3 of the fair value hierarchy for the three months ended March 31, 2024 and 2023 (in millions). The gains and losses below may include changes in fair value due in part to observable inputs that are a component of the valuation methodology.

	Three months ended March 31, 2024
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period	Change in Unrealized Gains (Losses) Incl in OCI
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities, available-for-sale:
Asset-backed securities	$7,122	$(12)	$104	$762	$(19)	$(202)	$(19)	$7,736	$104
Commercial mortgage-backed securities	18	—	—	1	—	—	(7)	12	—
Corporates	1,970	—	13	217	—	(22)	—	2,178	13
Municipals	49	—	1	—	(32)	—	—	18	1
Residential mortgage-backed securities	3	—	—	1	—	—	—	4	—
Foreign Governments	16	—	—	—	—	(11)	—	5
Preferred securities	7	—	—	—	—	—	—	7	—
Interest rate swaps	57	(48)	—	—	—	—	—	9	—
Investment in unconsolidated affiliates	285	58	—	—	—	—	—	343	—
Short term investments	—	—	—	9	—	—	—	9	—
Other long-term investments:
Available-for-sale embedded derivative	27	—	3	—	—	—	—	30	3
Credit linked note	10	—	—	—	—	(1)	—	9	—
Subtotal assets at Level 3 fair value	$9,564	$(2)	$121	$990	$(51)	$(236)	$(26)	$10,360	$121
Market risk benefits asset (b)	88							95
Total assets at Level 3 fair value	$9,652							$10,455
Liabilities
Indexed annuity/ IUL embedded derivatives, included in contractholder funds	$4,258	$200	$—	$288	$—	$(67)	$—	$4,679	$—
Interest rate swaps	—	19	—	—	—	—	—	19	—
Contingent consideration (c)	—	9	—	48	—	—	—	57
Subtotal liabilities at Level 3 fair value	$4,258	$228	$—	$336	$—	$(67)	$—	$4,755	$—
Market risk benefits liability (b)	403							425
Total liabilities at Level 3 fair value	$4,661							$5,180
(a) The net transfers out of Level 3 during the three months ended March 31, 2024 were exclusively to Level 2.
(b) Refer to Note G - Market Risk Benefits for roll forward activity of the net Market Risk Benefits Asset and Liability.
(c) The initial contingent consideration recorded in the Roar transaction is included in purchases in the table above. Refer to Note P - Acquisition for more information.

	Three months ended March 31, 2023
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period	Change in Unrealized Included in OCI
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities, available-for-sale:
Asset-backed securities	$6,263	$(8)	$18	$416	$(83)	$(235)	$(71)	$6,300	$18
Commercial mortgage-backed securities	37	—	1	12	—	—	(21)	29	1
Corporates	1,427	(1)	(23)	134	—	(5)	—	1,532	(23)
Municipals	29	—	3	—	—	—	—	32	3
Residential mortgage-backed securities	302	1	8	8	—	(8)	(299)	12	8
Foreign Governments	16	—	—	—	—	—	—	16	—
Investment in unconsolidated affiliates	23	—	—	84	—	—	—	107	—
Short-term investments	—	—	—	23	—	—	—	23	—
Other long-term investments:
Available-for-sale embedded derivative	23	—	2	—	—	—	—	25	2
Credit linked note	15	—	—	—	—	(2)	—	13	—
Secured borrowing receivable	10	—	—	—	—	—	—	10	—
Subtotal assets at Level 3 fair value	$8,145	$(8)	$9	$677	$(83)	$(250)	$(391)	$8,099	$9
Market risk benefits asset (b)	117							106
Total assets at Level 3 fair value	$8,262							$8,205
Liabilities
Indexed annuity/IUL embedded derivatives, included in contractholder funds	$3,115	$385	$—	$96	$—	$(27)	$—	$3,569	$—
Subtotal liabilities at Level 3 fair value	$3,115	$385	$—	$96	$—	$(27)	$—	$3,569	$—
Market risk benefits liability (b)	282							324
Total liabilities at Level 3 fair value	$3,397							$3,893
(a)The net transfers out of Level 3 during the three months ended March 31, 2023 were to Level 2.
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

Investments in Unconsolidated affiliates

The fair value of investments in unconsolidated affiliates is primarily determined using NAV as a practical expedient. Recognition of income and adjustments to the carrying amount are delayed due to the availability of the related financial statements, which are obtained from the general partner typically on a one to three-month delay.

Policy Loans (included within Other long-term investments)

Policy loans are reported at the unpaid principal balance and are fully collateralized by the cash surrender value of underlying insurance policies. The carrying value of the policy loans approximates the fair value and are classified as Level 3 in the fair value hierarchy.

Company Owned Life Insurance

Company owned life insurance (“COLI”) is a life insurance program used to finance certain employee benefit expenses. The fair value of COLI is based on net realizable value, which is generally cash surrender value. COLI is classified as Level 3 within the fair value hierarchy.

Investment Contracts

Investment contracts include deferred annuities (indexed annuities and fixed rate annuities), IUL policies, funding agreements and PRT and immediate annuity contracts without life contingencies. The indexed annuities/IUL embedded derivatives, included in contractholder funds, are excluded as they are carried at fair value. The fair value of the deferred annuities (indexed annuities and fixed rate annuities) and IUL contracts is based on their cash surrender value (i.e., the cost the Company would incur to extinguish the liability) as these contracts are generally issued without an annuitization date. The fair value of funding agreements and PRT and immediate annuity contracts without life contingencies is derived by calculating a new fair value interest rate using the updated yield curve and treasury spreads as of the respective reporting date. The Company is not required to, and has not, estimated the fair value of the liabilities under contracts that involve significant mortality or morbidity risks, as these liabilities fall within the definition of insurance contracts that are exceptions from financial instruments that require disclosures of fair value.

Other

Federal Home Loan Bank of Atlanta (“FHLB”) common stock is carried at cost, which approximates fair value. The carrying amount of FHLB common stock represents the value it can be sold back to the FHLB and is classified as Level 2 within the hierarchy.

Debt

The fair value of the $345 million aggregate principal amount of its 7.95% F&G Notes, $500 million aggregate principal amount of its 7.40% Senior Notes and the $550 million aggregate principal amount of its 5.50% Senior Notes are based on quoted market prices of debt with similar credit risk and tenor. The inputs used to measure the fair value of these debts results in a Level 2 classification within the fair value hierarchy.

The carrying value of the revolving credit facility approximates fair value as the rates are comparable to those at which we could currently borrow under similar terms. As such, the fair value of the revolving credit facility was classified as a Level 2 measurement.

The following tables provide the carrying value and estimated fair value of our financial instruments that are carried on the unaudited Condensed Consolidated Balance Sheets at amounts other than fair value, summarized according to the fair value hierarchy previously described (in millions).

	March 31, 2024
	Level 1	Level 2	Level 3	NAV	Total Estimated Fair Value	Carrying Amount
Assets
FHLB common stock	$—	$138	$—	$—	$138	$138
Commercial mortgage loans	—	—	2,229	—	2,229	2,550
Residential mortgage loans	—	—	2,590	—	2,590	2,890
Investments in unconsolidated affiliates	—	—	6	3,018	3,024	3,024
Policy loans	—	—	78	—	78	78
Company-owned life insurance	—	—	379	—	379	379
Total	$—	$138	$5,282	$3,018	$8,438	$9,059

Liabilities
Investment contracts, included in contractholder funds	$—	$—	$41,488	$—	$41,488	$46,194
Debt	—	1,783	—	—	1,783	1,748
Total	$—	$1,783	$41,488	$—	$43,271	$47,942

	December 31, 2023
	Level 1	Level 2	Level 3	NAV	Total Estimated Fair Value	Carrying Amount
Assets
FHLB common stock	$—	$138	$—	$—	$138	$138
Commercial mortgage loans	—	—	2,253	—	2,253	2,538
Residential mortgage loans	—	—	2,545	—	2,545	2,798
Investments in unconsolidated affiliates	—	—	7	2,779	2,786	2,786
Policy loans	—	—	71	—	71	71
Company-owned life insurance	—	—	362	—	362	362
Total	$—	$138	$5,238	$2,779	$8,155	$8,693
Liabilities
Investment contracts, included in contractholder funds	$—	$—	$40,229	$—	$40,229	$44,540
Debt	—	1,777	—	—	1,777	1,754
Total	$—	$1,777	$40,229	$—	$42,006	$46,294

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

	March 31, 2024
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
Asset-backed securities	$15,247	$(11)	$280	$(408)	$15,108
Commercial mortgage-backed securities	4,980	(21)	38	(239)	4,758
Corporates	20,086	—	126	(2,543)	17,669
Hybrids	667	—	4	(38)	633
Municipals	1,724	—	11	(231)	1,504
Residential mortgage-backed securities	2,545	(1)	31	(116)	2,459
U.S. Government	276	—	2	(2)	276
Foreign Governments	267	—	—	(43)	224
Total AFS securities	$45,792	$(33)	$492	$(3,620)	$42,631

	December 31, 2023
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
Asset-backed securities	$14,623	$(11)	$191	$(469)	$14,334
Commercial mortgage-backed securities	4,732	(22)	23	(323)	4,410
Corporates	18,780	—	178	(2,379)	16,579
Hybrids	668	—	3	(53)	618
Municipals	1,776	—	14	(223)	1,567
Residential mortgage-backed securities	2,501	(2)	29	(104)	2,424
U.S. Government	258	—	4	(1)	261
Foreign Governments	263	—	2	(39)	226
Total AFS securities	$43,601	$(35)	$444	$(3,591)	$40,419

As of March 31, 2024 and December 31, 2023, the Company held $69 million and $47 million, respectively, of investments that were non-income producing for a period greater than twelve months.

As of March 31, 2024 and December 31, 2023, the Company's accrued interest receivable balance was $512 million and $469 million, respectively. Accrued interest receivable is classified within Prepaid expenses and other assets within the unaudited Condensed Consolidated Balance Sheets.

In accordance with our FHLB agreements, the investments supporting the funding agreement liabilities are pledged as collateral to secure the FHLB funding agreement liabilities and are not available to us for general purposes. The collateral investments had a fair value of $4,518 million and $4,345 million as of March 31, 2024 and December 31, 2023, respectively.

The amortized cost and fair value of fixed maturity securities by contractual maturities, as applicable, are shown below (in millions). Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	March 31, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Corporates, Non-structured Hybrids, Municipal and U.S. Government Securities:
Due in one year or less	$404	$393	$383	$374
Due after one year through five years	3,700	3,614	3,207	3,129
Due after five years through ten years	3,492	3,333	2,822	2,680
Due after ten years	15,424	12,966	15,333	13,068
Subtotal	23,020	20,306	21,745	19,251
Other securities, which provide for periodic payments:
Asset-backed securities	15,247	15,108	14,623	14,334
Commercial mortgage-backed securities	4,980	4,758	4,732	4,410
Residential mortgage-backed securities	2,545	2,459	2,501	2,424
Subtotal	22,772	22,325	21,856	21,168
Total fixed maturity AFS securities	$45,792	$42,631	$43,601	$40,419

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

The activity in the allowance for expected credit losses of AFS securities aggregated by investment category was as follows (in millions):

	Three months ended March 31, 2024
		Additions			Reductions
	Balance at Beginning of Period	For credit losses on securities for which losses were not previously recorded	For initial credit losses on purchased securities accounted for as PCD financial assets (a)	(Additions) reductions in allowance recorded on previously impaired securities	For securities sold during the period	For securities intended/required to be sold prior to recovery of amortized cost basis	Write offs charged against the allowance	Recoveries of amounts previously written off	Balance at End of Period
AFS securities
Asset-backed securities	$(11)	$(1)	$—	$1	$—	$—	$—	$—	$(11)
Commercial mortgage-backed securities	(22)	—	—	1	—	—	—	—	(21)
Residential mortgage-backed securities	(2)	—	—	1	—	—	—	—	(1)
Total AFS securities	$(35)	$(1)	$—	$3	$—	$—	$—	$—	$(33)

	Three months ended March 31, 2023
		Additions			Reductions
	Balance at Beginning of Period	For credit losses on securities for which losses were not previously recorded	For initial credit losses on purchased securities accounted for as PCD financial assets (a)	(Additions) reductions in allowance recorded on previously impaired securities	For securities sold during the period	For securities intended/required to be sold prior to recovery of amortized cost basis	Write offs charged against the allowance	Recoveries of amounts previously written off	Balance at End of Period
AFS securities
Asset-backed securities	$(8)	$(7)	$—	$5	$—	$—	$—	—	$(10)
Commercial mortgage-backed securities	(1)	—	—	1	—	—	—	—	—
Corporates	(15)	—	—	—	15	—	—	—	—
Residential mortgage-backed securities	(7)	—	—	1	—	—	—	—	(6)
Total AFS securities	$(31)	$(7)	$—	$7	$15	$—	$—	$—	$(16)
(a) Purchased credit deteriorated financial assets (“PCD”)

PCDs are AFS securities purchased at a discount, where part of that discount is attributable to credit. Credit loss allowances are calculated for these securities as of the date of their acquisition, with the initial allowance serving to increase amortized cost. There were no purchases of PCD AFS securities during the three months ended March 31, 2024 or for the year ended December 31, 2023.

The fair value and gross unrealized losses of AFS securities, excluding securities in an unrealized loss position with an allowance for expected credit loss, aggregated by investment category and duration of fair value below amortized cost as of March 31, 2024 and December 31, 2023 were as follows (dollars in millions):

	March 31, 2024
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS securities
Asset-backed securities	$1,558	$(41)	$4,568	$(358)	$6,126	$(399)
Commercial mortgage-backed securities	429	(7)	2,043	(202)	2,472	(209)
Corporates	3,393	(128)	10,186	(2,415)	13,579	(2,543)
Hybrids	71	(2)	464	(36)	535	(38)
Municipals	333	(50)	900	(181)	1,233	(231)
Residential mortgage-backed securities	505	(9)	685	(99)	1,190	(108)
U.S. Government	160	(1)	9	(1)	169	(2)
Foreign Government	25	(1)	145	(42)	170	(43)
Total AFS securities	$6,474	$(239)	$19,000	$(3,334)	$25,474	$(3,573)
Total number of AFS in an unrealized loss position less than twelve months						1,213
Total number of AFS securities in an unrealized loss position twelve months or longer						2,550
Total number of AFS securities in an unrealized loss position						3,763

	December 31, 2023
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS securities
Asset-backed securities	$1,707	$(56)	$5,835	$(404)	$7,542	$(460)
Commercial mortgage-backed securities	798	(53)	1,916	(234)	2,714	(287)
Corporates	2,273	(128)	9,779	(2,251)	12,052	(2,379)
Hybrids	60	(2)	483	(51)	543	(53)
Municipals	392	(48)	884	(174)	1,276	(222)
Residential mortgage-backed securities	334	(5)	660	(89)	994	(94)
U.S. Government	5	—	9	(1)	14	(1)
Foreign Government	25	(1)	145	(38)	170	(39)
Total AFS securities	$5,594	$(293)	$19,711	$(3,242)	$25,305	$(3,535)
Total number of AFS securities in an unrealized loss position less than twelve months						927
Total number of AFS securities in an unrealized loss position twelve months or longer						2,602
Total number of AFS securities in an unrealized loss position						3,529

We determined the unrealized losses were caused by higher treasury rates compared to those at the time of the FNF acquisition or the purchase of the security if later. For securities in an unrealized loss position as of March 31, 2024, our allowance for expected credit loss was $33 million. We believe the unrealized loss position for which we have not recorded an allowance for expected credit loss as of March 31, 2024 was primarily attributable to interest rate increases, near-term illiquidity, and other macroeconomic uncertainties as opposed to issuer specific credit concerns.

Mortgage Loans
Our mortgage loans are collateralized by commercial and residential properties.
Commercial Mortgage Loans

Commercial mortgage loans (“CMLs”) represented approximately 5% of our total investments as of March 31, 2024 and December 31, 2023. The mortgage loans in our investment portfolio, are generally comprised of high quality commercial first lien and mezzanine real estate loans. Mortgage loans are primarily on income producing properties including industrial properties, retail buildings, multifamily properties and office buildings. We diversify our CML portfolio by geographic region and property type to attempt to reduce concentration risk. We continuously evaluate CMLs based on relevant current information to ensure properties are performing at a consistent and acceptable level to secure the related debt. The distribution of CMLs, gross of valuation allowances, by property type and geographic region is reflected in the following tables (dollars in millions):

	March 31, 2024		December 31, 2023
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Property Type:
Hotel	$18	1%	$18	1%
Industrial	617	24%	616	24%
Mixed Use	11	—%	11	—%
Multifamily	1,012	39%	1,012	40%
Office	315	13%	316	13%
Retail	101	4%	102	4%
Student Housing	83	3%	83	3%
Other	406	16%	392	15%
Total CMLs, gross of valuation allowance	2,563	100%	2,550	100%
Allowance for expected credit loss	(13)		(12)
Total CMLs, net of valuation allowance	$2,550		$2,538

U.S. Region:
East North Central	$104	4%	$151	6%
East South Central	75	3%	75	3%
Middle Atlantic	354	14%	354	14%
Mountain	386	15%	352	14%
New England	92	3%	168	6%
Pacific	765	30%	766	30%
South Atlantic	618	24%	563	22%
West North Central	21	1%	4	—%
West South Central	148	6%	117	5%
Total CMLs, gross of valuation allowance	2,563	100%	2,550	100%
Allowance for expected credit loss	(13)		(12)
Total CMLs, net of valuation allowance	$2,550		$2,538

CMLs segregated by aging of the loans and charge offs (by year of origination) as of March 31, 2024 and December 31, 2023, were as follows, gross of valuation allowances (in millions):

	March 31, 2024
	Amortized Cost by Origination Year
	2024	2023	2022	2021	2020	Prior	Total
Current (less than 30 days past due)	$35	$214	$288	$1,256	$513	$257	$2,563
30-89 days past due	—	—	—	—	—	—	—
90 days or more past due	—	—	—	—	—	—	—
Total CMLs	$35	$214	$288	$1,256	$513	$257	$2,563

Charge offs	$—	$—	$—	$—	$—	$—	$—

	December 31, 2023
	Amortized Cost by Origination Year
	2023		2022		2021		2020	2019	Prior	Total
Current (less than 30 days past due)	$213		$288		$1,256		$512	$—	$259	$2,528
30-89 days past due	—		—		—		—	—	—	—
90 days or more past due	—		—		—		—	—	—	—
Total CMLs (a)	$213		$288		$1,256		$512	$—	$259	$2,528

Charge offs	$—	$—	$—	$—	$—	$3	$—	$—	$3	$3
(a) Excludes loans under development with an amortized cost and estimated fair value of $22 million.

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

The following tables present the recorded investment in CMLs by LTV and DSC ratio categories and estimated fair value by the indicated loan-to-value ratios, gross of valuation allowances at March 31, 2024 and December 31, 2023 (dollars in millions):

	Debt-Service Coverage Ratios			Total Amount	% of Total	Estimated Fair Value	% of Total
	>1.25	1.00 - 1.25	<1.00
March 31, 2024
LTV Ratios:
Less than 50.00%	$479	$—	$14	$493	19%	$477	21%
50.00% to 59.99%	864	—	—	864	34%	754	34%
60.00% to 74.99%	1,134	57	—	1,191	46%	983	44%
75.00% to 84.99%	—	6	9	15	1%	15	1%
Total CMLs	$2,477	$63	$23	$2,563	100%	$2,229	100%

December 31, 2023
LTV Ratios:
Less than 50.00%	$519	$4	$10	$533	21%	$510	23%
50.00% to 59.99%	764	—	—	764	30%	679	30%
60.00% to 74.99%	1,160	56	—	1,216	48%	1,028	46%
75.00% to 84.99%	—	6	9	15	1%	14	1%
Total CMLs (a)	$2,443	$66	$19	$2,528	100%	$2,231	100%
(a) Excludes loans under development with an amortized cost and estimated fair value of $22 million.

	March 31, 2024
	Amortized Cost by Origination Year
	2024	2023	2022	2021	2020	Prior	Total
LTV Ratios:
Less than 50.00%	$35	$86	$17	$77	$156	$122	$493
50.00% to 59.99%	—	53	149	292	235	135	864
60.00% to 74.99%	—	69	113	887	122	—	1,191
75.00% to 84.99%	—	6	9	—	—	—	15
Total CMLs	$35	$214	$288	$1,256	$513	$257	$2,563

DSCR
Greater than 1.25x	$35	$154	$276	$1,256	$513	$243	$2,477
1.00x - 1.25x	—	60	3	—	—	—	63
Less than 1.00x	—	—	9	—	—	14	23
Total CMLs	$35	$214	$288	$1,256	$513	$257	$2,563

	December 31, 2023
	Amortized Cost by Origination Year
	2023	2022	2021	2020	2018	Prior	Total
LTV Ratios:
Less than 50.00%	$85	$17	$77	$232	$—	$122	$533
50.00% to 59.99%	53	149	267	158	—	137	764
60.00% to 74.99%	69	113	912	122	—	—	1,216
75.00% to 84.99%	6	9	—	—	—	—	15
Total CMLs (a)	$213	$288	$1,256	$512	$—	$259	$2,528

DSCR
Greater than 1.25x	$154	$276	$1,256	$512	$—	$245	$2,443
1.00x - 1.25x	59	3	—	—	—	4	66
Less than 1.00x	—	9	—	—	—	10	19
Total CMLs (a)	$213	$288	$1,256	$512	$—	$259	$2,528
(a) Excludes loans under development with an amortized cost and estimated fair value of $22 million.

We recognize a mortgage loan as delinquent when payments on the loan are greater than 30 days past due. At March 31, 2024 and December 31, 2023 we had no CMLs that were delinquent in principal or interest payments as shown in the risk rating exposure table above.

Residential Mortgage Loans
Residential mortgage loans (“RMLs”) represented approximately 5% of our total investments as of March 31, 2024 and December 31, 2023. Our RMLs are closed end, amortizing loans and 100% of the properties are located in the United States. We diversify our RML portfolio by state to attempt to reduce concentration risk. The distribution of RMLs by state with highest-to-lowest concentration are reflected in the following tables, gross of valuation allowances (dollars in millions):

	March 31, 2024
	Amortized Cost	% of Total
U.S. State:
Florida	$164	5%
California	142	5%
All other states (a)	2,638	90%
Total RMLs, gross of valuation allowance	2,944	100%
Allowance for expected credit loss	(54)
Total RMLs, net of valuation allowance	$2,890
(a) The individual concentration of each state is equal to or less than 5% as of March 31, 2024.

	December 31, 2023
	Amortized Cost	% of Total
U.S. State:
Florida	$163	6%
New York	129	5%
Texas	129	5%
All other states (a)	2,431	84%
Total RMLs, gross of valuation allowance	2,852	100%
Allowance for expected credit loss	(54)
Total RMLs, net of valuation allowance	$2,798
(a) The individual concentration of each state is equal to or less than 5% as of December 31, 2023.

RMLs have a primary credit quality indicator of either a performing or nonperforming loan. We define non-performing residential mortgage loans as those that are 90 or more days past due or in non-accrual status, which is assessed monthly. The credit quality of RMLs as of March 31, 2024 and December 31, 2023, was as follows (dollars in millions):

	March 31, 2024		December 31, 2023
Performance indicators:	Amortized Cost	% of Total	Amortized Cost	% of Total
Performing	$2,878	98%	$2,795	98%
Non-performing	66	2%	57	2%
Total RMLs, gross of valuation allowance	2,944	100%	2,852	100%
Allowance for expected loan loss	(54)	—%	(54)	—%
Total RMLs, net of valuation allowance	$2,890	100%	$2,798	100%

There were no charge offs recorded by RMLs during the three months ended March 31, 2024 or during the year ended December 31, 2023. RMLs segregated by aging of the loans (by year of origination) as of March 31, 2024 and December 31, 2023, were as follows, gross of valuation allowances (in millions):

	March 31, 2024
	Amortized Cost by Origination Year
	2024	2023	2022	2021	2020	Prior	Total
Current (less than 30 days past due)	$56	$402	$984	$874	$185	$361	$2,862
30-89 days past due	—	1	2	3	6	4	16
90 days or more past due	—	1	11	18	12	24	66
Total RML mortgages	$56	$404	$997	$895	$203	$389	$2,944

	December 31, 2023
	Amortized Cost by Origination Year
	2023	2022	2021	2020	2019	Prior	Total
Current (less than 30 days past due)	$373	$985	$854	$192	$183	$192	$2,779
30-89 days past due	—	4	7	3	—	2	16
90 days or more past due	—	6	16	13	21	1	57
Total RML mortgages	$373	$995	$877	$208	$204	$195	$2,852

    Non-accrual loans by amortized cost as of March 31, 2024 and December 31, 2023, were as follows (in millions):

Amortized cost of loans on non-accrual	March 31, 2024	December 31, 2023
Residential mortgage:	$66	$57
Commercial mortgage:	—	—
Total non-accrual mortgages	$66	$57

Immaterial interest income was recognized on non-accrual financing receivables for the three months ended March 31, 2024 and March 31, 2023.

It is our policy to cease to accrue interest on loans that are delinquent for 90 days or more. For loans less than 90 days delinquent, interest is accrued unless it is determined that the accrued interest is not collectible. If a loan becomes 90 days or more delinquent, it is our general policy to initiate foreclosure proceedings unless a workout arrangement to bring the loan current is in place. As of March 31, 2024 and December 31, 2023, we had $66 million and $57 million respectively, of mortgage loans that were over 90 days past due, of which $58 million and $41 million were in the process of foreclosure as of March 31, 2024 and December 31, 2023, respectively.

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

The allowances for our mortgage loan portfolio are summarized as follows (in millions):

	Three months ended March 31, 2024
	Residential Mortgage	Commercial Mortgage	Total
Beginning Balance	$54	$12	$66
Provision for loan losses	—	1	1
Ending Balance	$54	$13	$67

	Three months ended March 31, 2023
	Residential Mortgage	Commercial Mortgage	Total
Beginning Balance	$32	$10	$42
Provision for loan losses	16	2	18
Ending Balance	$48	$12	$60

An allowance for expected credit loss is not measured on accrued interest income for commercial mortgage loans as we have a process to write-off interest on loans that enter into non-accrual status (90 days or more past due).

Allowances for expected credit losses are measured on accrued interest income for residential mortgage loans and were immaterial for the three months ended March 31, 2024 and March 31, 2023.

Interest and Investment Income

The major sources of Interest and investment income reported on the accompanying unaudited Condensed Consolidated Statements of Operations were as follows (in millions):

	Three months ended
	March 31, 2024	March 31, 2023
Fixed maturity securities, available-for-sale	$516	$432
Equity securities	6	5
Preferred securities	6	10
Mortgage loans	66	51
Invested cash and short-term investments	28	16
Limited partnerships	54	57
Other investments	10	9
Gross investment income	686	580
Investment expense	(70)	(61)
Interest and investment income	$616	$519

Interest and investment income is shown net of amounts attributable to certain funds withheld reinsurance agreements which is passed along to the reinsurer in accordance with the terms of these agreements. Interest and investment income attributable to these agreements, and thus excluded from the totals in the table above, was $127 million and $58 million for the three months ended March 31, 2024 and March 31, 2023, respectively.

Recognized Gains and (Losses), Net

Details underlying Recognized gains and (losses), net reported on the accompanying unaudited Condensed Consolidated Statements of Operations were as follows (in millions):

	Three months ended
	March 31, 2024	March 31, 2023
Net realized (losses) on fixed maturity available-for-sale securities	$(19)	$(44)
Net realized/unrealized (losses) gains on equity securities (a)	(1)	5
Net realized/unrealized gains (losses) on preferred securities (b)	10	(9)
Net realized/unrealized gains on other invested assets	58	—
Change in allowance for expected credit losses	—	(8)
Derivatives and embedded derivatives:
Realized gains (losses) on certain derivative instruments	21	(89)
Unrealized gains on certain derivative instruments	158	147
Change in fair value of reinsurance related embedded derivatives (c)	(18)	(19)
Change in fair value of other derivatives and embedded derivatives	3	2
Realized gains on derivatives and embedded derivatives	164	41
Recognized gains and (losses), net	$212	$(15)
(a) Includes net valuation (losses) gains of $(1) million and $5 million for the three months ended March 31, 2024 and March 31, 2023, respectively.
(b) Includes net valuation gains of $9 million and $26 million for the three months ended March 31, 2024 and March 31, 2023, respectively.
(c) Change in fair value of reinsurance related embedded derivatives is due to activity related to reinsurance treaties.

Recognized gains and (losses), net is shown net of amounts attributable to certain funds withheld reinsurance agreements which are passed along to the reinsurer in accordance with the terms of these agreements. Recognized gains and (losses) attributable to these agreements, and thus excluded from the totals in the table above, was $(19) million and $(22) million for the three months ended March 31, 2024 and March 31, 2023, respectively.

The proceeds from the sale of fixed-maturity securities and the gross gains and losses associated with those transactions were as follows (in millions):

	Three months ended
	March 31, 2024	March 31, 2023
Proceeds	$578	$445
Gross gains	8	3
Gross losses	(24)	(49)

Unconsolidated Variable Interest Entities

We own investments in variable interest entities (“VIE”) that are not consolidated within our financial statements. A VIE is an entity that does not have sufficient equity to finance its own activities without additional financial support, where investors lack certain characteristics of a controlling financial interest, or where the entity is structured with non-substantive voting rights. VIEs are consolidated by their ‘primary beneficiary’, a designation given to an entity that receives both the benefits from the VIE as well as the substantive power to make its key economic decisions. While we participate in the benefits from VIEs in which we invest, but do not consolidate, the substantive power to make the key economic decisions for each respective VIE resides with entities not under our common control. It is for this reason that we are not considered the primary beneficiary for the VIE investments that are not consolidated.
We invest in various limited partnerships and limited liability companies primarily as a passive investor. These investments are primarily in credit funds with a bias towards current income, real assets, or private equity. Limited partnership and limited liability company interests are accounted for under the equity method and are included in Investments in unconsolidated affiliates on our unaudited Condensed Consolidated Balance Sheets. In addition, we invest in structured investments, which may be VIEs, but for which we are not the primary beneficiary. These structured investments typically invest in fixed income investments and are managed by third parties and include asset-backed securities, commercial mortgage-backed securities and residential mortgage-backed securities included in fixed maturity securities available for sale on our unaudited Condensed Consolidated Balance Sheets.

Our maximum loss exposure with respect to these VIEs is limited to the investment carrying amounts reported in our unaudited Condensed Consolidated Balance Sheets for limited partnerships and the amortized costs of our fixed maturity securities, in addition to any required unfunded commitments (also refer to Note N - Commitments and Contingencies).

The following table summarizes the carrying value and the maximum loss exposure of our unconsolidated VIEs as of March 31, 2024 and December 31, 2023 (in millions):

	March 31, 2024		December 31, 2023
	Carrying Value	Maximum Loss Exposure	Carrying Value	Maximum Loss Exposure
Investment in unconsolidated affiliates	$3,367	$5,733	$3,071	$4,806
Fixed maturity securities	21,991	23,442	20,837	22,346
Total unconsolidated VIE investments	$25,358	$29,175	$23,908	$27,152
Concentrations

Our underlying investment concentrations that exceed 10% of shareholders equity are as follows (in millions):

	March 31, 2024	December 31, 2023
Blackstone Wave Asset Holdco (a)	$733	$725
ELBA (b)	457	463
COLI (c)	—	324
(a)Represents a special purpose vehicle that holds investments in numerous limited partnership investments whose underlying investments are further diversified by holding interest in multiple individual investments and industries.

(b)Represents special purpose vehicles that hold an underlying minority ownership interest in a single operating liquified natural gas export facility.
(c)Investment did not exceed 10% of shareholder’s equity as of March 31, 2024.

Note D — Derivative Financial Instruments

The carrying amounts of derivative instruments, including derivative instruments embedded in indexed annuities and IUL contracts, and reinsurance is as follows (in millions):

	March 31, 2024	December 31, 2023
Assets:
Derivative investments:
Call options	$1,015	$739
Interest rate swaps	9	57
Foreign currency forward	—	1
Other long-term investments:
Other embedded derivatives	30	28
Prepaid expenses and other assets:
Reinsurance related embedded derivatives	134	152
Total	$1,188	$977

Liabilities:
Contractholder funds:
Indexed annuities/ IUL embedded derivatives	$4,679	$4,258
Accounts payable and accrued liabilities:
Interest rate swaps	19	—
Total	$4,698	$4,258
The change in fair value of derivative instruments included within Recognized gains and (losses), net in the accompanying unaudited Condensed Consolidated Statements of Operations is as follows (in millions):

	Three months ended
	March 31, 2024	March 31, 2023
Net investment gains (losses):
Call options	$250	$55
Interest rate swaps	(80)	—
Futures contracts	6	5
Foreign currency forwards	3	(1)
Other derivatives and embedded derivatives	3	1
Reinsurance related embedded derivatives	(18)	(19)
Total net investment gains	$164	$41

Benefits and other changes in policy reserves:
Indexed annuities/ IUL embedded derivatives increase	$421	$454

Additional Disclosures

See descriptions of the fair value methodologies used for derivative financial instruments in Note B - Fair Value of Financial Instruments.

Indexed Annuities/IUL Embedded Derivative, Call Options and Futures
We have indexed annuities and IUL contracts that permit the holder to elect an interest rate return or an equity index linked component, where interest credited to the contracts is linked to the performance of various equity indices, primarily the S&P 500 Index. This feature represents an embedded derivative under GAAP. The indexed annuities/IUL embedded derivatives are valued at fair value and included in the liability for contractholder funds in the accompanying unaudited Condensed Consolidated Balance Sheets with changes in fair value included as a component of Benefits and other changes in policy reserves in the unaudited Condensed Consolidated Statements of Operations.

We purchase derivatives consisting of a combination of call options and futures contracts (specifically for indexed annuity contracts) on the applicable market indices to fund the index credits due to indexed annuity/IUL contractholders. The call options are one, two, three, and five year options purchased to match the funding requirements of the underlying policies. On the respective anniversary dates of the indexed policies, the index used to compute the interest credit is reset and we purchase new call options to fund the next index credit. We manage the cost of these purchases through the terms of our indexed annuities/IUL contracts, which permit us to change caps, spreads or participation rates, subject to guaranteed minimums, on each contract’s anniversary date. The change in the fair value of the call options and futures contracts is generally designed to offset the portion of the change in the fair value of the indexed annuities/IUL embedded derivatives related to index performance through the current credit period. The call options and futures contracts are marked to fair value with the change in fair value included as a component of Recognized gains and (losses), net, in the accompanying unaudited Condensed Consolidated Statements of Operations. The change in fair value of the call options and futures contracts includes the gains and losses recognized at the expiration of the instrument term or upon early termination and the changes in fair value of open positions.

Other market exposures are hedged periodically depending on market conditions and our risk tolerance. Our indexed annuities/IUL hedging strategy economically hedges the equity returns and exposes us to the risk that unhedged market exposures result in divergence between changes in the fair value of the liabilities and the hedging assets. We use a variety of techniques, including direct estimation of market sensitivities, to monitor this risk daily. We intend to continue to adjust the hedging strategy as market conditions and our risk tolerance changes.

Interest Rate Swaps

We utilize interest rate swaps to reduce market risks from interest rate changes on our earnings associated with our floating rate investments. With an interest rate swap, we agree with another party to exchange the difference between fixed-rate and floating-rate interest amounts tied to an agreed upon notional principal at specified intervals. The interest rate swaps are marked to fair value with the change in fair value, including accrued interest and related periodic cash flows received or paid, included as a component of Recognized gains and (losses), net, in the accompanying unaudited Condensed Consolidated Statements of Operations.

Reinsurance Related Embedded Derivatives

F&G cedes certain business on a coinsurance funds withheld basis. Investment results for the assets that support the coinsurance that are segregated within the funds withheld account are passed directly to the reinsurer pursuant to the contractual terms of the reinsurance agreement, which creates embedded derivatives considered to be total return swaps. These total return swaps are not clearly and closely related to the underlying reinsurance contract and thus require bifurcation. The fair value of the total return swaps is based on the change in fair value of the underlying assets held in the funds withheld account. These embedded derivatives are reported in Prepaid expenses and other assets if in a net gain position, or Accounts payable and accrued liabilities, if in a net loss position on the unaudited Condensed Consolidated Balance Sheets and the related gains or losses are reported in Recognized gains and (losses), net, on the unaudited Condensed Consolidated Statements of Operations.

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

Information regarding our exposure to credit loss on the call options and interest rate swaps we hold is presented in the following tables (in millions):

		March 31, 2024
Counterparty	Credit Rating (Fitch/Moody's/S&P) (a)	Notional Amount	Fair Value	Collateral	Net Credit Risk
Merrill Lynch	AA/*/A+	$4,340	$132	$93	$39
Morgan Stanley	AA-/Aa3/A+	4,353	159	166	—
Barclay's Bank	A+/A1/A+	6,389	124	122	2
Canadian Imperial Bank of Commerce	AA-/A2/A-	5,552	163	163	—
Wells Fargo	AA-/Aa2/A+	1,313	69	70	—
Goldman Sachs	A+/A1/A+	2,340	45	44	1
Credit Suisse	A+/A3/A+	16	1	1	—
Truist	A/A2/A	3,185	135	134	1
Citibank	A+/Aa3/A+	1,145	25	26	—
JP Morgan	AA/Aa2/A+	3,888	152	149	3
Total		$32,521	$1,005	$968	$46

		December 31, 2023
Counterparty	Credit Rating (Fitch/Moody's/S&P) (a)	Notional Amount	Fair Value	Collateral	Net Credit Risk
Merrill Lynch	AA/*/A+	$4,408	$96	$59	$37
Morgan Stanley	AA-/Aa3/A+	3,466	102	116	—
Barclay's Bank	A+/A1/A+	6,236	102	100	2
Canadian Imperial Bank of Commerce	AA-/A2/A-	5,983	147	148	—
Wells Fargo	AA-/Aa2/A+	1,443	58	60	—
Goldman Sachs	A+/A1/A+	1,919	45	45	—
Credit Suisse	A+/A3/A+	92	4	4	—
Truist	A+/A2/A	2,759	124	124	—
Citibank	A+/Aa3/A+	1,073	27	28	—
JP Morgan	AA/Aa2/A+	2,589	91	91	—
Total		$29,968	$796	$775	$39
(a) An * represents credit ratings that were not available.

Collateral Agreements

We are required to maintain minimum ratings as a matter of routine practice as part of our over-the-counter derivative agreements on ISDA forms. Under some ISDA agreements, we have agreed to maintain certain financial strength ratings. A downgrade below these levels provides the counterparty under the agreement the right to terminate the open derivative contracts between the parties, at which time any amounts payable by us or the counterparty would be dependent on the market value of the underlying contracts. Our current rating does not allow any counterparty the right to terminate ISDA agreements. In certain transactions, both us and the counterparty have entered into a collateral support agreement requiring either party to post collateral when the net exposures exceed pre-determined thresholds. For all counterparties, except Merrill Lynch, this threshold is set to zero. As of March 31, 2024 and December 31, 2023 counterparties posted $968 million and $775 million, respectively, of collateral of which $740 million and $588 million, respectively, is included in Cash and cash equivalents with an associated payable for this collateral included in Accounts payable and accrued liabilities on the unaudited Condensed Consolidated Balance Sheets. Accordingly, the maximum amount of loss due to credit risk that we would incur if parties to the derivatives failed completely to perform according to the terms of the contracts was $46 million at March 31, 2024 and $39 million at December 31, 2023.

We are required to pay counterparties the effective federal funds rate each day for cash collateral posted to F&G for daily mark to market margin changes. We reinvest derivative cash collateral to reduce the interest cost. Cash collateral is invested in overnight investment sweep products, which are included in Cash and cash equivalents in the accompanying unaudited Condensed Consolidated Balance Sheets.

We held 379 and 439 futures contracts at March 31, 2024 and December 31, 2023, respectively. The fair value of the futures contracts represents the cumulative unsettled variation margin (open trade equity, net of cash settlements). We provide cash collateral to the counterparties for the initial and variation margin on the futures contracts, which is included in Cash and cash equivalents in the accompanying unaudited Condensed Consolidated Balance Sheets. The amount of cash collateral held by the counterparties for such contracts was $4 million at both March 31, 2024 and December 31, 2023.

Note E — Reinsurance
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

The effects of reinsurance on net premiums earned and net benefits incurred (benefits paid and reserve changes) for the three months ended March 31, 2024 and March 31, 2023 were as follows (in millions):

	Three months ended
	March 31, 2024		March 31, 2023
	Net Premiums Earned	Net Benefits Incurred	Net Premiums Earned	Net Benefits Incurred
Direct	$620	$1,213	$301	$872
Ceded	(24)	(52)	(26)	(60)
Net	$596	$1,161	$275	$812

Amounts payable or recoverable for reinsurance on paid and unpaid claims are not subject to periodic or maximum limits. No policies issued by F&G have been reinsured with any foreign company, which is controlled, either directly or indirectly, by a party not primarily engaged in the business of insurance. F&G has not entered into any reinsurance agreements in which the reinsurer may unilaterally cancel any reinsurance for reasons other than non-payment of premiums or other similar credit issues. There have been no significant changes to reinsurance contracts for the three months ended March 31, 2024.

The following summarizes our reinsurance recoverable (in millions) as of March 31, 2024 and December 31, 2023:

Parent Company/ Principal Reinsurers	Reinsurance Recoverable (a)		Agreement Type	Products Covered	Accounting
	March 31, 2024	December 31, 2023
Aspida Life Re Ltd	$6,489	$6,128	Coinsurance Funds Withheld	Certain MYGA (b)	Deposit
Somerset Reinsurance Ltd	1,250	716	Coinsurance Funds Withheld	Certain MYGA (b) and DA	Deposit
Wilton Reassurance Company	1,085	1,092	Coinsurance	Block of traditional, IUL and UL (c)	Reinsurance
Everlake Life Insurance Company	791	509	Coinsurance (d)	Certain MYGA (b) (d)	Deposit
Other (e)	518	536
Reinsurance recoverable, gross of allowance for credit losses	10,133	8,981
Allowance for expected credit loss	(21)	(21)
Reinsurance recoverable, net of allowance for credit losses	$10,112	$8,960

(a) Reinsurance recoverables do not include unearned ceded premiums that would be recovered in the event of early termination of certain traditional life policies.
(b) As of March 31, 2024 and December 31, 2023, the combined quota share flow reinsurance amongst all reinsurers was 90% .
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

F&G incurred risk charge fees of $10 million during the three months ended March 31, 2024, and 2023 in relation to reinsurance agreements.

Credit Losses

F&G estimates expected credit losses on reinsurance recoverables using a probability of default/loss given default model. Significant inputs to the model include the reinsurer's credit risk, expected timing of recovery, industry-wide historical default experience, senior unsecured bond recovery rates, and credit enhancement features.
The expected credit loss reserves were as follows (in millions):

	Three months ended
	March 31, 2024	March 31, 2023
Balance at beginning of period	$(21)	$(10)
Changes in the expected credit loss reserve	—	1
Balance at end of period	$(21)	$(9)

Concentration of Reinsurance Risk

As indicated above, F&G has a significant concentration of reinsurance risk with third party reinsurers, ASPIDA Life Re Ltd. (“Aspida Re”), Somerset Reinsurance Ltd. (“Somerset”), Wilton Reinsurance (“Wilton Re”) and Everlake Life Insurance Company (“Everlake”) that could have a material impact on our financial position in the event that any of these reinsurers fails to perform its obligations under the various reinsurance treaties. We monitor the financial condition and financial strength of individual reinsurers using public ratings (refer to table below) and ratings reports of individual reinsurers to attempt to reduce the risk of default by such reinsurers. In addition, the risk of non-performance is further mitigated with various forms of collateral or collateral arrangements, including secured trusts, funds withheld accounts and irrevocable letters of credit. We believe that all amounts due from Aspida Re, Somerset, Wilton Re, and Everlake for periodic treaty settlements, net of any applicable credit loss reserves, are collectible as of March 31, 2024. The following table presents financial strength ratings as of March 31, 2024:

Parent Company/Principal Reinsurers	Financial Strength Rating
	AM Best	S&P	Fitch	Moody's
Aspida Re	A-	—	—	—
Somerset	A-	BBB+	—	—
Wilton Re	A+	—	A	—
Everlake	A+	—	—	—
“-” indicates not rated

Note F — Intangibles

The following table reconciles to Other intangible assets, net, on the unaudited Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023 (in millions):

	March 31, 2024	December 31, 2023
VOBA	$1,407	$1,446
DAC	2,412	2,215
DSI	392	346
Value of distribution asset	83	86
Computer software	68	65
Definite lived trademarks, tradenames, and other	72	41
Indefinite lived tradenames and other	8	8
Customer relationships	170	—
Total Other intangible assets, net	$4,612	$4,207

The following tables roll forward VOBA by product for the three months ended March 31, 2024 and March 31, 2023 (in millions):

	Indexed Annuities	Fixed Rate Annuities	Immediate Annuities	Universal Life	Traditional Life	Total
Balance at January 1, 2024	$1,025	$27	$191	$134	$69	$1,446
Amortization	(33)	(1)	(2)	(2)	(1)	(39)
Balance at March 31, 2024	$992	$26	$189	$132	$68	$1,407

	Indexed Annuities	Fixed Rate Annuities	Immediate Annuities	Universal Life	Traditional Life	Total
Balance at January 1, 2023	$1,166	$32	$201	$143	$73	$1,615
Amortization	(36)	(1)	(3)	(2)	(1)	(43)
Balance at March 31, 2023	$1,130	$31	$198	$141	$72	$1,572

VOBA amortization expense of $39 million and $43 million was recorded in Depreciation and amortization on the unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2024 and March 31, 2023, respectively.

The following tables roll forward DAC by product for the three months ended March 31, 2024 and March 31, 2023 (in millions):

	Indexed Annuities	Fixed Rate Annuities	Universal Life	Total (a)
Balance at January 1, 2024	$1,378	$288	$545	$2,211
Capitalization	147	44	66	257
Amortization	(33)	(19)	(8)	(60)
Balance at March 31, 2024	$1,492	$313	$603	$2,408

	Indexed Annuities	Fixed Rate Annuities	Universal Life	Total (a)
Balance at January 1, 2023	$971	$83	$348	$1,402
Capitalization	113	52	56	221
Amortization	(22)	(5)	(8)	(35)
Reinsurance related adjustments	—	79	—	79
Balance at March 31, 2023	$1,062	$209	$396	$1,667
(a) Excludes insignificant amounts of DAC related to Funding Agreement Backed Note (“FABN”)

DAC amortization expense of $60 million and $35 million was recorded in Depreciation and amortization on the unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2024 and March 31, 2023, respectively, excluding insignificant amounts related to FABN.

The following table presents a reconciliation of DAC to the table above which is reconciled to the unaudited Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023 (in millions):

	March 31, 2024	December 31, 2023
Indexed Annuities	$1,492	$1,378
Fixed Rate Annuities	313	288
Universal Life	603	545
Funding Agreements	4	4
Total	$2,412	$2,215

The following table rolls forward DSI for our indexed annuity products for the three months ended March 31, 2024 and March 31, 2023 (in millions):

	Three Months Ended March 31,
	2024	2023
Balance at January 1,	$346	$200
Capitalization	54	29
Amortization	(8)	(4)
Balance at March 31,	$392	$225

DSI amortization expense of $8 million and $4 million was recorded in Depreciation and amortization on the unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2024 and March 31, 2023, respectively.

The cash flow assumptions used to amortize VOBA and DAC were consistent with the assumptions used to estimate the future policy benefits (“FPB”) for life contingent immediate annuities, and will be reviewed and unlocked, if applicable, in the same period as those balances. For nonparticipating traditional life contracts, the VOBA amortization is straight-line, without the use of cash flow assumptions. For indexed annuity contracts, the cash flow assumptions used to amortize VOBA, DAC, and DSI were consistent with the assumptions used to estimate the value of the embedded derivative and MRBs, and will be reviewed and unlocked, if applicable, in the same period as those balances. For fixed rate annuities and IUL the cash flow assumptions used to amortize VOBA,

DAC and DSI reflect the Company’s best estimates for policyholder behavior, consistent with the development of assumptions for indexed annuities and immediate annuities.
We review cash flow assumptions annually, generally in the third quarter. In 2023, F&G undertook a review of all significant assumptions and revised several assumptions relating to our deferred annuity (indexed annuity and fixed rate annuity) and IUL products, including surrender rates, partial withdrawal rates, mortality improvement, premium persistency, and option budgets. All updates to these assumptions brought us more in line with our company and overall industry experience since the prior assumption update.

The following table rolls forward the customer relationship intangible acquired in the Roar acquisition on January 2, 2024, (in millions). For more information, refer to Note P - Acquisition.

Three Months Ended March 31, 2024
Balance at January 1,	$—
Acquired	179
Amortization	(9)
Balance at March 31,	$170

The following table shows the estimated amortization expense in future fiscal periods for customer relationship intangibles and VOBA for the in-force liabilities as of March 31, 2024 (in millions):

	Customer Relationship Intangibles	VOBA
Fiscal Year
2024	$24	$111
2025	28	138
2026	23	126
2027	19	115
2028	16	105
Thereafter	60	812
Total	$170	$1,407

Note G — Market Risk Benefits

The following table presents the balances of and changes in MRBs associated with indexed annuities and fixed rate annuities for the three months ended March 31, 2024 and the year ended December 31, 2023 (in millions):

	March 31, 2024		December 31, 2023
	Indexed annuities	Fixed rate annuities	Indexed annuities	Fixed rate annuities
Balance, beginning of period, net liability	$314	$1	$164	$1

Balance, beginning of period, before effect of changes in the instrument-specific credit risk	$209	$1	$102	$1
Issuances and benefit payments	12	—	(10)	—
Attributed fees collected and interest accrual	36	—	131	—
Actual policyholder behavior different from expected	8	—	27	—
Changes in assumptions and other	(2)	—	29	—
Effects of market related movements	(37)	—	(70)	—
Balance, end of period, before effect of changes in the instrument-specific credit risk	226	1	209	1
Effect of changes in the instrument-specific credit risk	103	—	105	—
Balance, end of period, net liability	$329	$1	$314	$1

Weighted-average attained age of policyholders weighted by total AV (years)	68.20	72.55	68.28	72.59
Net amount at risk	$1,091	$2	$1,059	$2

The following table reconciles MRBs by amounts in an asset position and amounts in a liability position to the MRBs amounts in the unaudited Condensed Consolidated Balance Sheets (in millions):

	March 31, 2024			December 31, 2023
	Asset	Liability	Net	Asset	Liability	Net
Indexed annuities	$95	$424	$329	$88	$402	$314
Fixed rate annuities	—	1	1	—	1	1
Total	$95	$425	$330	$88	$403	$315

The net MRB liability increased for the three months ended March 31, 2024, primarily as a result of collection of attributed fees and interest accrual as well as new MRB reserves for contracts issued within the period. These increases were partially offset by the effects of market related movements, including the impacts of higher risk-free rates and increases in the equity market related projections.

For the three months ended March 31, 2024, notable changes made to the inputs to the fair value estimates of MRBs calculations included an increase in risk-free rates leading to a favorable change in the MRBs associated with indexed annuities and fixed rate annuities; increases in the equity market related projections resulted in a decrease in the net amount at risk associated with indexed annuities, leading to a favorable change in the value of the associated MRBs.

In addition, the cash flow assumptions used to calculate MRBs reflect the Company’s best estimates for policyholder behavior. We review cash flow assumptions annually, generally in the third quarter.

The net MRB liability increased for the year ended December 31, 2023, primarily as a result of collection of attributed fees and interest accrual as well as actual policyholder behavior different than expected and changes in assumptions as discussed below. These increases were partially offset by the effects of market related movements, including the impacts of higher risk-free rates and increases in the equity market related projections.

For the year ended December 31, 2023, notable changes made to the inputs to the fair value estimates of MRBs calculations included a significant increase in risk-free rates leading to a favorable change in the MRBs associated with indexed annuities and fixed rate annuities; increases in the equity market related projections resulted in a decrease in the net amount at risk associated with indexed annuities, leading to a favorable change in the value of the associated MRBs; and F&G’s credit spread decreased, lead to a corresponding unfavorable change in the MRBs associated with both indexed annuities and fixed rate annuities.

In addition, the cash flow assumptions used to calculate MRBs reflect the Company’s best estimates for policyholder behavior. We review cash flow assumptions annually, generally in the third quarter. In 2023, F&G undertook a review of all significant assumptions and revised several assumptions relating to our deferred annuities (indexed annuities and fixed rate annuities) with MRBs including surrender rates, partial withdrawal rates, mortality improvement, and option budgets. All updates to these assumptions brought us more in line with our Company and overall industry experience since the prior assumption update. These updates, in total, led to an increase in the net MRB liability during the year ended December 31, 2023.

Note H — Income Taxes

The effective tax rate for the three months ended March 31, 2024 was 18%. The effective tax rate for the three months ended March 31, 2023 was 4%. The effective tax rate on pre-tax income for the three months ended March 31, 2024 differs from the U.S. Federal statutory rate of 21% primarily due to favorable permanent adjustments, including low income housing tax credits (“LIHTC”), the dividends received deduction (“DRD”), and company owned life insurance (“COLI”). The effective tax rate on pre-tax income for the three months ended March 31, 2023 differed from the U.S. Federal statutory rate of 21% primarily due to the valuation allowance recorded on capital deferred tax assets for U.S. Life companies, partially offset by favorable permanent adjustments, including LIHTC, DRD, and COLI.

As of March 31, 2024, the Company had a partial valuation allowance of $86 million against its net deferred tax assets of $431 million. As of December 31, 2023, the Company had a partial valuation allowance of $85 million against its net deferred tax assets of $473 million. There was a $1 million increase in the valuation allowance for the three months ended March 31, 2024. The valuation allowance consisted of a full valuation allowance on the unrealized capital loss deferred tax assets for F&G Life Re, F&G Cayman Re, and the US Non-life companies, a full valuation allowance on the foreign deferred tax assets on F&G Life Re, and a partial valuation allowance on the capital loss deferred tax assets on the U.S. life insurance companies.

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

The Company makes certain investments in limited partnerships, which invest in affordable housing projects that qualify for the Low-Income Housing Tax Credit (“LIHTC”). The Company’s investment in the funds is amortized through income tax expense on the unaudited Condensed Consolidated Statements of Operations using the proportional amortization method.

The tax credits and other benefits recognized are included in the net change in income taxes on the unaudited Condensed Consolidated Statement of Cash Flows. The following table presents the impacts of the LIHTC investments included in income tax expense on the unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2024 and 2023 (in millions):

	Three Months Ended March 31,
	2024	2023
Tax credits and other benefits recognized	$(8)	$(6)
Tax credit amortization expense	6	5
Total	$(2)	$(1)

At March 31, 2024 and December 31, 2023, LIHTC investments included in Prepaid expenses and other assets on the unaudited Condensed Consolidated Balance Sheets totaled $120 million and $108 million, respectively.

The Inflation Reduction Act of 2022 (the “IRA”) was signed into law on August 16, 2022. Among other changes, the IRA introduced a 15% corporate alternative minimum tax (“CAMT”) on adjusted financial statement income and a 1% excise tax on treasury stock repurchases. These provisions were effective January 1, 2023. For purposes of calculating adjusted financial statement income, the Company is included in the controlled group of FNF, its parent company. Though the Company is subject to the minimum tax, the Company does not expect to be in a perpetual CAMT position. The life companies will join the consolidated tax return group with FNF and file a life/non-life consolidated return once the five-year waiting period has completed in 2026, which should strengthen that position as FNF is not anticipating owing CAMT on its future returns. As a result, the Company has assessed that there is no material impact of CAMT to tax for the three months ended March 31, 2024.

The Corporate Income Tax Act of 2023 was passed in Bermuda on December 27, 2023. The CIT will commence on January 1, 2025 and will apply a statutory rate of 15% to the taxable income or loss of Bermuda tax resident entities and permanent establishments. F&G Life Re, a 953(d) company with no or minimal US permanent tax differences, is not expected to owe any Bermuda CIT due to the foreign tax credit. As a result, the Company has assessed that there is no material impact of the CIT to tax for the three months ended March 31, 2024.

Note I — Contractholder Funds

The following tables summarize balances of and changes in contractholder funds’ account balances (in millions):

	March 31, 2024
	Indexed annuities	Fixed rate annuities	Universal Life	FABN (b)	FHLB (b)
Balance, beginning of year	$27,164	$13,443	$2,391	$2,613	$2,539
Issuances	1,381	1,341	51	—	305
Premiums received	28	—	114	—	—
Policy charges (a)	(46)	—	(74)	—	—
Surrenders and withdrawals	(690)	(364)	(22)	—	—
Benefit payments	(119)	(76)	(5)	(16)	(329)
Interest credited	139	142	33	14	24
Other	5	—	—	—	—
Balance, end of year	27,862	14,486	2,488	2,611	2,539
Embedded derivative adjustment (c)	468	—	107	—	—
Gross Liability, end of period	28,330	14,486	2,595	2,611	2,539
Less: Reinsurance	(13)	(8,612)	(894)	—	—
Net Liability, after Reinsurance	$28,317	$5,874	$1,701	$2,611	$2,539

Weighted-average crediting rate	2.04%	4.15%	5.54%	N/A	N/A
Net amount at risk (d)	N/A	N/A	$63,968	N/A	N/A
Cash surrender value (e)	$25,724	$13,502	$1,938	N/A	N/A
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
(e) These amounts are gross of reinsurance.

	December 31, 2023
	Indexed annuities	Fixed rate annuities	Universal Life	FABN (b)	FHLB (b)
Balance, beginning of year	$24,766	$9,358	$2,112	$2,613	$1,982
Issuances	4,722	5,061	199	—	1,256
Premiums received	103	1	382	—	—
Policy charges (a)	(182)	—	(261)	—	—
Surrenders and withdrawals	(2,005)	(1,142)	(90)	—	—
Benefit payments	(526)	(240)	(27)	(53)	(763)
Interest credited	270	405	76	54	64
Other	16	—	—	(1)	—
Balance, end of year	27,164	13,443	2,391	2,613	2,539
Embedded derivative adjustment (c)	243	—	84	—	—
Gross Liability, end of period	27,407	13,443	2,475	2,613	2,539
Less: Reinsurance	(17)	(7,520)	(894)	—	—
Net Liability, after Reinsurance	$27,390	$5,923	$1,581	$2,613	$2,539

Weighted-average crediting rate	1.40%	4.85%	3.44%	N/A	N/A
Net amount at risk (d)	N/A	N/A	$60,389	N/A	N/A
Cash surrender value (e)	$25,099	$12,505	$1,872	N/A	N/A
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

The following table reconciles contractholder funds’ account balances to the contractholder funds liability in the unaudited Condensed Consolidated Balance Sheets (in millions):

	March 31, 2024	December 31, 2023
Indexed annuities	$28,330	$27,407
Fixed rate annuities	14,486	13,443
Immediate annuities	304	311
Universal life	2,595	2,475
Traditional life	5	5
Funding Agreement-FABN	2,611	2,613
FHLB	2,539	2,539
PRT	5	5
Total	$50,875	$48,798

Annually, typically in the third quarter, we review assumptions associated with reserves for policy benefits and product guarantees. For the three months ended March 31, 2024, based on increases in interest rates and pricing changes, we updated certain indexed annuity assumptions used to calculate the fair value of the embedded derivative component within contractholder funds and also aligned reserves to actual policyholder behavior. These changes resulted in an increase in total benefits and other changes in policy reserves of approximately $57 million for the three months ended March 31, 2024.

The following tables present the account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums (in millions):

	March 31, 2024
Range of guaranteed minimum crediting rate	At Guaranteed Minimum	1 Basis Point-50 Basis Points Above	51 Basis Points-150 Basis Points Above	Greater Than 150 Basis Points Above	Total
Indexed Annuities
0.00%-1.50%	$22,671	$1,391	$522	$1,931	$26,515
1.51%-2.50%	331	1	93	568	993
Greater than 2.50%	353	1	—	—	354
Total	$23,355	$1,393	$615	$2,499	$27,862

Fixed Rate Annuities
0.00%-1.50%	$36	$24	$1,340	$11,259	$12,659
1.51%-2.50%	4	7	21	456	488
Greater than 2.50%	870	2	4	463	1,339
Total	$910	$33	$1,365	$12,178	$14,486

Universal Life
0.00%-1.50%	$2,085	$6	$—	$22	$2,113
1.51%-2.50%	—	—	—	—	—
Greater than 2.50%	369	5	1	—	375
Total	$2,454	$11	$1	$22	$2,488

	December 31, 2023
Range of guaranteed minimum crediting rate	At Guaranteed Minimum	1 Basis Point-50 Basis Points Above	51 Basis Points-150 Basis Points Above	Greater Than 150 Basis Points Above	Total
Indexed Annuities
0.00%-1.50%	$22,392	$1,444	$526	$1,953	$26,315
1.51%-2.50%	196	1	24	250	471
Greater than 2.50%	377	1	—	—	378
Total	$22,965	$1,446	$550	$2,203	$27,164

Fixed Rate Annuities
0.00%-1.50%	$23	$25	$1,532	$10,271	$11,851
1.51%-2.50%	5	8	23	453	489
Greater than 2.50%	893	2	4	204	1,103
Total	$921	$35	$1,559	$10,928	$13,443

Universal Life
0.00%-1.50%	$1,987	$5	$—	$21	$2,013
1.51%-2.50%	—	—	—	—	—
Greater than 2.50%	361	16	1	—	378
Total	$2,348	$21	$1	$21	$2,391

Note J — Future Policy Benefits

The following table summarizes balances and changes in the present value of expected net premiums and the present value of the expected FPB for nonparticipating traditional contracts (in millions):

	Traditional Life
	March 31, 2024	December 31, 2023
Expected net premiums
Balance, beginning of year	$722	$797
Beginning balance at original discount rate	874	974
Effect of actual variances from expected experience	(4)	(1)
Balance adjusted for variances from expectation	870	973
Interest accrual	4	19
Net premiums collected	(28)	(118)
Ending Balance at original discount rate	846	874
Effect of changes in discount rate assumptions	(157)	(152)
Balance, end of year	$689	$722

Expected FPB
Balance, beginning of year	$2,071	$2,151
Beginning balance at original discount rate	2,492	2,665
Effect of actual variances from expected experience	(9)	(24)
Balance adjusted for variances from expectation	2,483	2,641
Interest accrual	14	56
Benefits payments	(51)	(205)
Ending Balance at original discount rate	2,446	2,492
Effect of changes in discount rate assumptions	(439)	(421)
Balance, end of year	$2,007	$2,071

Net liability for future policy benefits	$1,318	$1,349
Less: Reinsurance recoverable	483	413
Net liability for future policy benefits, after reinsurance recoverable	$835	$936

Weighted-average duration of liability for future policyholder benefits (years)	6.96	7.36

The following tables summarize balances and changes in the present value of the expected FPB for limited-payment contracts (in millions):

	PRT
	March 31, 2024	December 31, 2023
Balance, beginning of year	$4,189	$2,165
Beginning balance at original discount rate	4,351	2,475
Effect of changes in cash flow assumptions	11	(9)
Effect of actual variances from expected experience	(8)	(7)
Balance adjusted for variances from expectation	4,354	2,459
Issuances	596	2,041
Interest accrual	49	109
Benefits payments	(107)	(258)
Ending Balance at original discount rate	4,892	4,351
Effect of changes in discount rate assumptions	(237)	(162)
Balance, end of year	$4,655	$4,189

Net liability for future policy benefits	$4,655	$4,189
Less: Reinsurance recoverable	—	—
Net liability for future policy benefits, after reinsurance recoverable	$4,655	$4,189

Weighted-average duration of liability for future policyholder benefits (years)	7.96	8.23

	Immediate annuities
	March 31, 2024	December 31, 2023
Balance, beginning of year	$1,415	$1,429
Beginning balance at original discount rate	1,788	1,858
Effect of changes in cash flow assumptions	—	—
Effect of actual variances from expected experience	(4)	(15)
Balance adjusted for variances from expectation	1,784	1,843
Issuances	7	22
Interest accrual	14	51
Benefits payments	(29)	(128)
Ending Balance at original discount rate	1,776	1,788
Effect of changes in discount rate assumptions	(404)	(373)
Balance, end of year	$1,372	$1,415

Net liability for future policy benefits	$1,372	$1,415
Less: Reinsurance recoverable	113	116
Net liability for future policy benefits, after reinsurance recoverable	$1,259	$1,299

Weighted-average duration of liability for future policyholder benefits (years)	12.03	12.47

The following tables summarize balances and changes in the liability for DPL for limited-payment contracts (in millions):

	March 31, 2024		December 31, 2023
	Immediate annuities	PRT	Immediate annuities	PRT
Balance, beginning of year	$87	$10	$69	$4
Effect of modeling changes	—	—	4	—
Effect of changes in cash flow assumptions	—	(4)	—	1
Effect of actual variances from expected experience	2	2	16	5
Balance adjusted for variances from expectation	89	8	89	10
Issuances	1	—	3	—
Interest accrual	—	—	2	1
Amortization	(2)	—	(7)	(1)
Balance, end of year	$88	$8	$87	$10

The following table reconciles the net FPB to the FPB in the unaudited Condensed Consolidated Balance Sheets (in millions). The DPL for Immediate Annuities and PRT is presented together with the FPB in the unaudited Condensed Consolidated Balance Sheets and has been included as a reconciling item in the table below:

	March 31, 2024	December 31, 2023
Traditional Life	$1,318	$1,349
Immediate annuities	1,372	1,415
PRT	4,655	4,189
Immediate annuities DPL	88	87
PRT DPL	8	10
Total	$7,441	$7,050

The following table provides the amount of undiscounted and discounted expected gross premiums and expected future benefits and expenses for nonparticipating traditional and limited-payment contracts (in millions):

	Undiscounted		Discounted
	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023
Traditional Life
Expected future benefit payments	$2,874	$3,073	$2,013	$2,155
Expected future gross premiums	1,042	1,142	751	839
Immediate annuities
Expected future benefit payments	$3,271	$3,402	$1,371	$1,452
Expected future gross premiums	—	—	—	—
PRT
Expected future benefit payments	$8,344	$3,916	$4,899	$2,708
Expected future gross premiums	—	—	—	—

The following table summarizes the amount of revenue and interest related to nonparticipating traditional and limited-payment contracts recognized in the unaudited Condensed Consolidated Statements of Operations (in millions):

	Gross Premiums (a)		Interest Expense (b)
	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023
Traditional Life	$28	$32	$10	$9
Immediate annuities	8	6	14	16
PRT	584	263	49	23
Total	$620	$301	$73	$48
(a)     Included in Life insurance premiums and other fees on the unaudited Condensed Consolidated Statements of Operations.

(b)    Included in Benefits and other changes in policy reserves (remeasurement gains (losses) (a)) on the unaudited Condensed Consolidated Statements of Operations.

The following table presents the weighted-average interest rate:

	March 31, 2024	December 31, 2023
Traditional Life
Interest accretion rate	1.74%	2.33%
Current discount rate	4.64%	5.03%
Immediate annuities
Interest accretion rate	3.16%	3.14%
Current discount rate	5.20%	4.98%
PRT
Interest accretion rate	4.68%	4.61%
Current discount rate	5.30%	5.03%

The following tables summarize the actual experience and expected experience for mortality and lapses of the FPB:

	March 31, 2024
	Traditional Life	Immediate annuities	PRT
Mortality
Actual experience	1.2%	3.2%	4.2%
Expected experience	1.4%	2.3%	2.8%
Lapses
Actual experience	—%	—%	—%
Expected experience	0.4%	—%	—%

	December 31, 2023
	Traditional Life	Immediate annuities	PRT
Mortality
Actual experience	1.7%	3.2%	3.2%
Expected experience	1.4%	1.8%	2.3%
Lapses
Actual experience	—%	—%	—%
Expected experience	0.3%	—%	—%

Premium deficiency testing

F&G conducts annual premium deficiency testing for its long-duration contracts except for the FPB for nonparticipating traditional and limited-payment contracts. F&G also conducts annual premium deficiency testing for the VOBA of all long-duration contracts. Premium deficiency testing is performed by reviewing assumptions used to calculate the insurance liabilities and determining whether the sum of the existing contract liabilities and the present value of future gross premiums is sufficient to cover the present value of future benefits to be paid to or on behalf of policyholders and settlement costs and recover unamortized present value of future profits. Anticipated investment income, based on F&G’s experience, is considered when performing premium deficiency testing for long-duration contracts. During 2024, F&G was not required to establish any additional liabilities as a result of premium deficiency testing.

F&G made changes to assumptions during the three months ended March 31, 2024 and the year ended December 31, 2023. Significant assumption inputs used in the calculation of our FPB are described below. Refer to the tables above for further details on changes to our FPB.

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

Market data that underlies current discount rates was updated in 2024 from that utilized in 2023 resulting in increased discount rates that drove a moderate decrease to the FPB.

Immediate annuities (life contingent)

Significant assumption inputs to the calculation of the FPB for immediate annuities (life contingent) include mortality and discount rates (both accretion and current). We review the cash flow assumptions annually, typically in the third quarter. In 2023, F&G undertook a review of the significant cash flow assumptions and did not make any changes to mortality. Market data that underlies current discount rates was updated in 2024 from that utilized in 2023, resulting in increased discount rates that drove a material decrease to the FPB.

PRT (life contingent)

Significant assumption inputs to the calculation of the FPB for PRT (life contingent) include mortality and discount rates (both accretion and current). We review the cash flow assumptions annually, typically in the third quarter. In 2023, F&G undertook a review of the significant cash flow assumptions and did not make any changes to mortality. Market data that underlies current discount rates was updated in 2024 from 2023 resulting in increased discount rates that drove a material decrease to the FPB.

Note K - Accounts Payable and Accrued Liabilities

As of March 31, 2024 and December 31, 2023, the total unearned revenue liabilities (“URL”) balance of $301 million and $270 million, respectively, is included in Accounts payable and accrued liabilities on the unaudited Condensed Consolidated Balance Sheets. The following table presents a reconciliation of Accounts payable and accrued liabilities to the unaudited Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023 (in millions):

	March 31, 2024	December 31, 2023
Salaries and incentives	$48	$99
Accrued benefits	65	60
URL	301	270
Trade accounts payable	176	297
Liability for policy and contract claims	93	92
Retained asset account	74	81
Remittances and items not allocated	236	284
Option collateral liabilities	740	588
Lease liability	11	11
Investment purchases payable	193	21
Contingent consideration	57	—
Interest rate swaps	19	—
Other accrued liabilities	224	208
Accounts payable and accrued liabilities	$2,237	$2,011

The following tables roll forward URL for our universal life product for the three months ended March 31, 2024 and March 31, 2023 (in millions):

	Three Months Ended March 31,
	2024	2023
Balance at January 1,	$270	$166
Capitalization	35	27
Amortization	(4)	(3)
Balance at March 31,	$301	$190

For IUL the cash flow assumptions used to amortize URL reflect the Company’s best estimates for policyholder behavior. We review cash flow assumptions annually, generally in the third quarter. In 2023, F&G undertook a review of all significant assumptions, and there were changes to IUL assumptions involving surrender rates and premium persistency.

Note L — Notes Payable

The carrying amounts of notes payable are summarized as follows (in millions):

	March 31, 2024	December 31, 2023
7.95% F&G Notes, net of $9 and $9 of deferred issuance costs at March 31, 2024 and December 31, 2023, respectively	$336	$336
7.40% F&G Notes, net of $4 and $5 of deferred issuance costs at March 31, 2024 and December 31, respectively	496	495
5.50% F&G Notes, net of $9 and $11 of purchase premium at March 31, 2024 and December 31, 2023, respectively	559	561
Revolving Credit Facility - Short-term, net of deferred issuance costs of $8 and $3 at March 31, 2024 and December 31, 2023	357	362
Total	$1,748	$1,754

Revolving Credit Facility - On February 16, 2024, F&G entered into an amendment and extension of its existing senior unsecured revolving credit agreement (the “Credit Agreement”). The maturity date of the Credit Agreement was extended from November 22, 2025 to November 22, 2027. Total borrowing availability increased from $665 million to $750 million. Pricing and advance rates remain unchanged. Financial covenants also remain essentially the same.

At March 31, 2024, the remaining borrowing availability was $385 million. The average variable interest rate on the revolver was 7.09% and 7.11% for the three months ended March 31, 2024 and for the year ended December 31, 2023, respectively.

Covenants - The Credit Agreement and the indentures governing the 7.95% F&G Notes, the 7.40% F&G Notes and the 5.50% F&G Notes impose certain operating and financial restrictions, including financial covenants, on F&G. As of March 31, 2024, we were in compliance with all covenants.

Interest Expense - Amortization of deferred issuance costs and purchase premiums are recognized as components of interest expense. Interest expense on F&G’s outstanding notes payable for the three months ended March 31, 2024 and 2023 was as follows (in millions):

	Three Months Ended March 31,
	2024	2023
7.95% F&G Notes	$8	$—
7.40% F&G Notes	10	8
5.50% F&G Notes	6	6
Revolving Credit Facility	6	8
Total	$30	$22

Note M — Supplemental Cash Flow Information

The following supplemental cash flow information is provided with respect to certain cash payment and non-cash investing and financing activities (in millions):

	Three months ended
	March 31, 2024	March 31, 2023
Cash paid for:
Interest	$32	$9
Income taxes	1	—
Deferred sales inducements	54	29
Non-cash investing and financing activities:
Change in proceeds of sales of investments available for sale receivable in period	(23)	22
Change in purchases of investments available for sale payable in period	171	79

Note N — Commitments and Contingencies

Contingent Consideration

Under the terms of the purchase agreement for Roar, we have agreed to make cash payments of up to approximately $90 million over a three-year period upon the achievement by Roar of certain EBITDA milestones. The contingent consideration is recorded at fair value in Accounts payable and accrued liabilities on the unaudited Condensed Consolidated Balance Sheets. Refer to Note P - Acquisition for more information on the Roar purchase and refer to Note B - Fair Value of Financial Instruments for more information regarding the fair value of the contingent consideration.

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

We review lawsuits and other legal and regulatory matters (collectively “legal proceedings”) on an ongoing basis when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, management bases its decision on its assessment of the ultimate outcome assuming all appeals have been exhausted. For legal proceedings in which it has been determined that a loss is both probable and reasonably estimable, a liability based on known facts and that represents our best estimate has been recorded. Our accrual for legal and regulatory matters was insignificant as of March 31, 2024 and December 31, 2023. We do not consider (i) the amounts we have currently recorded for all legal proceedings in which it has been determined that a loss is both probable and reasonably estimable and (ii) reasonably possible losses for all pending legal proceedings to be material to our financial statements either individually or in the aggregate. Actual losses may materially differ from the amounts recorded and the ultimate outcome of our pending legal proceedings is generally not yet determinable. While some of these matters could be material to our operating results or cash flows for any particular period if an unfavorable outcome results, at present we do not believe that the ultimate resolution of currently pending legal proceedings, either individually or in the aggregate, will have a material adverse effect on our financial condition.

In August 2020, a lawsuit styled, In the Matter of FGL Holdings, was filed in the Grand Court of the Cayman Islands related to FNF's acquisition of F&G where dissenting shareholders, Kingfishers LP, Kingstown 1740 Fund LP, Kingstown Partners II LP, Kingstown Partners Master Ltd., and Ktown LP, asserted statutory appraisal rights relative to their ownership of 12,000,000 shares of F&G stock. They sought a judicial determination of the fair value of their shares of F&G stock as of the date of valuation under the law of the Cayman Islands, together with interest and legal costs. On October 5, 2022, the Grand Court of the Cayman Islands decided in favor of F&G. The dissenting shareholders failed to appeal the fair value order, and its appeal period expired on October 19, 2022. On April 19, 2023, the Grand Court of the Cayman Islands determined that the dissenting shareholders should pay F&G's Cayman Islands legal expenses and discovery costs relating to the lawsuit, by way of interim payment of $4 million with the balance to be determined after assessment. We collected the interim payment in 2023 and an additional payment of approximately $2 million in April 2024. The matter is now concluded.

F&G is a defendant in two putative class action lawsuits related to the alleged compromise of certain of F&G’s customers’ personal information resulting from an alleged vulnerability in the MOVEit file transfer software. F&G’s vendor, Pension Benefit Information, LLC (“PBI”), used the MOVEit software in the course of providing audit and address research services to F&G and many other corporate customers. Miller v. F&G, No. 4:23-cv-00326 (“Miller”), was filed against F&G in the Southern District of Iowa on August 31, 2023. Miller alleges that he is a F&G customer whose information was impacted in the MOVEit incident and brings common law tort and implied contract claims. Plaintiff seeks injunctive relief and damages. Cooper v. Progress Software Corp., No. 1:23-cv-12067 (“Cooper”), was filed against F&G and five other defendants in the District of Massachusetts on September 7, 2023. Cooper also alleges that he is a F&G customer and brings similar common law tort claims and alleges claims as a purported third-party beneficiary of an alleged contract. Plaintiff seeks declaratory and injunctive relief and damages. Well over 150 similar lawsuits have been filed against other entities impacted by the MOVEit incident including a number of such lawsuits related to PBI’s use of MOVEit. On October 4, 2023, the U.S. Judicial Panel on Multidistrict Litigation created a multidistrict litigation (“MDL”) pursuant to 28 U.S.C. § 1407 to handle all litigation brought by individuals whose information was potentially compromised in connection with the alleged MOVEit vulnerability. Both Miller and Cooper have been transferred to the MDL. At this time, F&G does not believe the incident will have a material impact on its business, operations, or financial results.

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

Commitments

We have unfunded commitments as of March 31, 2024 based upon the timing of when investments and agreements are executed or signed compared to when the actual investments and agreements are funded or closed. Some investments require that funding occur over a period of months or years. A summary of unfunded commitments by commitment type as of March 31, 2024 is included below (in millions):

March 31, 2024
Unconsolidated VIEs:
Limited partnerships	$2,366
Whole loans	678
Fixed maturity securities, ABS	341
Direct Lending	530
Other fixed maturity securities, AFS	11
Commercial mortgage loans	82
Other assets	173
Other invested assets	44
Total	$4,225

Concurrent with the Roar purchase agreement, we executed a separate loan agreement with the sellers of Roar for us to lend up to $40 million. The loan agreement matures 60 days following the third anniversary of the first advance date. There was no balance outstanding as of March 31, 2024 and the unfunded loan commitment is included in the unfunded commitments table above in the “Other assets” line item. Refer to Note P - Acquisition for more information on the Roar acquisition.

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

U.S. Companies

Our principal insurance subsidiaries' statutory financial statements are based on a December 31 year end. Statutory net income and statutory capital and surplus of our wholly owned insurance subsidiaries as of March 31, 2024 and December 31, 2023, were as follows (in millions):

	Subsidiary (state of domicile) (a)
	FGL Insurance (IA)	FGL NY Insurance (NY)	Raven Re (VT)	Corbeau Re (VT)
Statutory net income (loss):
For the three months ended March 31, 2024	$—	$2	$15	$(134)
For the three months ended March 31, 2023	(3)	1	14	—

Statutory capital and surplus:
March 31, 2024	$1,940	$89	$155	$156
December 31, 2023	2,009	86	140	171
(a) FGL NY Insurance, Raven Re and Corbeau Re are subsidiaries of FGL Insurance, and the columns should not be added together. Corbeau Re was incorporated on September 1, 2023.

Non-U.S. Companies

Net income and capital and surplus of our wholly owned Bermuda and Cayman Islands regulated insurance subsidiaries under U.S. GAAP were as follows (in millions):

	Subsidiary (country of domicile)
	F&G Cayman Re (Cayman Islands)	F&G Life Re (Bermuda)
Statutory net income (loss):
For the three months ended March 31, 2024	$(31)	$49
For the three months ended March 31, 2023	35	68

Statutory capital and surplus:
March 31, 2024	$143	$61
December 31, 2023	114	11

There have been no material changes to the prescribed and permitted practices for our U.S. insurance subsidiaries, which were detailed in our Annual Report on Form 10-K, and no significant changes in the regulatory status of our insurance subsidiaries as of March 31, 2024.

The prescribed and permitted statutory accounting practices have no impact on our unaudited Condensed Consolidated Financial Statements, which are prepared in accordance with GAAP.

Note P — Acquisition

Owned Distribution - Acquisition of Roar Joint Venture, LLC

On January 2, 2024, F&G acquired a 70% majority ownership stake in the equity of Roar Joint Venture, LLC (“Roar”). Roar wholesales life insurance and annuity products to banks and broker dealers through a network of agents. Total initial consideration is comprised of approximately $269 million of cash and $48 million of contingent consideration. Under the terms of the purchase agreement, the Company has agreed to make cash payments of up to approximately $90 million over a three-year period upon the achievement of certain EBITDA milestones of Roar.

The initial purchase price is as follows (in millions):

Cash paid for 70% majority interest of Roar shares	$269
Less: Cash acquired net of noncontrolling interests	1
Net cash paid for 70% majority interest of Roar	268
Initial fair value of contingent consideration	48
Total net initial consideration	$316

The following table summarizes the fair value amounts recognized for the assets acquired and liabilities assumed as of the acquisition date (dollars in millions):

Fair Value as of January 2, 2024
Goodwill	$268
Prepaid expenses and other assets	3
Other intangible assets	183
Total assets acquired	454

Accounts payable and accrued liabilities	2
Total liabilities assumed	2

Noncontrolling interests (fair value determined using income approach)	136
Total liabilities assumed and non-controlling interests	138

Net assets acquired	$316

The gross carrying value and weighted average estimated useful lives of Other intangible assets acquired in the Roar acquisition consist of the following (dollars in millions):

	Gross Carrying Value	Estimated Useful Life (in years)
Other intangible assets:
Customer relationships	$179	12
Definite lived trademarks, tradenames, and other	4	10
Total Other intangible assets	$183
Goodwill consists primarily of intangible assets that do not qualify for separate recognition, such as the assembled workforce and synergies between the entities. The goodwill recorded is not expected to be deductible for tax purposes.

Roars’s revenues of $23 million and net earnings attributable to F&G of $3 million are included in the unaudited Condensed Consolidated Statement of Operations for the three months ended March 31, 2024.

Unaudited Supplemental Pro-Forma Financial Results

For comparative purposes, selected unaudited pro-forma consolidated results of operations of F&G for the three months ended March 31, 2023 are presented below (in millions). Unaudited pro-forma results presented assume the acquisition of Roar occurred as of January 1, 2023 and are not intended to represent or be indicative of actual or future results of operations.

Three months ended
March 31, 2023
Total revenues	$881
Net earnings (loss) attributable to F&G shareholders	$(202)

Amounts reflect certain pro forma adjustments to revenue and net earnings attributable to F&G shareholders that were directly attributable to the acquisition, primarily reflecting the elimination of intercompany activity between the entities.

Note Q - Earnings Per Share

The following table sets forth the computation of basic and diluted EPS (share amounts in thousands):

	Three months ended
	March 31,
	2024	2023
Net earnings (loss)	$116	$(195)
Less: Noncontrolling interests	1	—
Net earnings (loss) attributable to F&G	115	(195)
Less: Preferred stock dividend	4	—
Net earnings (loss) attributable to F&G common shareholders	$111	$(195)

Weighted-average common shares outstanding - basic	124	125
Dilutive effect of unvested restricted stock	1	—
Dilutive effect of mandatory convertible preferred stock	5	—
Weighted-average shares outstanding - diluted	130	125

Net earnings (loss) per share attributable to F&G common shareholders
Basic - net	$0.90	$(1.56)

Diluted - net	$0.88	$(1.56)

Under applicable accounting guidance, companies in a loss position are required to use basic weighted average common shares outstanding in the calculation of diluted loss per share. Therefore, as a result of our net loss for the three months ended March 31, 2023, we were required to use basic weighted-average common shares outstanding in the calculation of diluted loss per share, as the inclusion of 120 thousand restricted shares would have been antidilutive to the calculation. If we had not incurred a net loss for the three months ended March 31, 2023, dilutive potential common shares would have been 125 million.

Restricted stock, options or other instruments, which provide the ability to acquire shares of our common stock that are antidilutive are excluded from the computation of diluted earnings per share. For the three months ended March 31, 2023, the diluted earnings per share calculation excluded the weighted average effect of 120 thousand restricted stock units issued under the 2022 F&G Omnibus Plan due to their antidilutive effect.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, hopes, intentions or strategies regarding the future. All forward-looking statements included in this Quarterly Report on Form 10-Q are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results could vary materially from those forward-looking statements contained herein due to many factors, including, but not limited to: the potential impact of our business relationships, including with our employees, customers and competitors; changes in general economic, business and political conditions, including changes in the financial markets; weakness or adverse changes in the level of activity in our sector or the sectors of our affiliated companies, which may be caused by, among other things, high or increasing interest rates, or a weak U.S. economy; significant competition that our operating subsidiaries face; compliance with extensive government regulation; and other risks detailed in the “Statement Regarding Forward-Looking Information,” “Risk Factors” and other sections of our Annual Report on Form 10-K for the year ended December 31, 2023, and other filings with the Securities and Exchange Commission (“SEC”).

Unless the context indicates otherwise, as used herein, the terms “we,” “us,” “our,” the “Company” or “F&G” refer collectively to F&G Annuities & Life, Inc., and its subsidiaries.

The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2023.

Overview

For a description of our business, including descriptions of recent business developments, see the discussion in Note A - Basis of Financial Statements in the accompanying unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated by reference into this Part I, Item 2.

Business Trends and Conditions

The following factors represent some of the key trends and uncertainties that have influenced the development of the Company and its historical financial performance, and we believe these key trends and uncertainties will continue to influence the business and financial performance of the Company in the future. See “Risk Factors” in this Quarterly Report on Form 10-Q and Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2023 for further discussion of risk factors that could affect our business, including risk factors that could affect market conditions and discussion of current and emerging developments relating to market conduct standards for the financial industry emerging from the Department of Labor’s (“DOL”) implementation of the “fiduciary rule” .

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

Interest Rate Environment

Some of our products include guaranteed minimum crediting rates, most notably our fixed rate annuities. As of March 31, 2024 and December 31, 2023, our reserves, net of reinsurance, and average crediting rate on our fixed rate annuities were $6 billion and 4%, respectively. We are required to pay the guaranteed minimum crediting rates even if earnings on our investment portfolio decline, which would negatively impact earnings. In addition, we expect more policyholders to hold policies with comparatively high guaranteed rates for a longer period in a low interest rate environment. Conversely, a rise in average yield on our investment portfolio would increase earnings if the average interest rate we pay on our products does not rise correspondingly. Similarly, we expect that policyholders would be less likely to hold policies with existing guarantees as interest rates rise and the relative value of other new business offerings are increased, which would negatively impact our earnings and cash flows.

See “Quantitative and Qualitative Disclosure about Market Risk” and “Risk Factors” in this Quarterly Report on Form 10-Q for a more detailed discussion of interest rate risk.

Aging of the U.S. Population
We believe that the aging of the U.S. population will increase the demand for our indexed annuity and indexed universal life (“IUL”) products. As the “baby boomer” generation prepares for retirement, we believe that demand for retirement savings, growth, and income products will grow. Over 10,000 people will turn 65 each day in the United States over the next 15 years, and according to the U.S. Census Bureau, the proportion of the U.S. population over the age of 65 is expected to grow from 19% in 2024 to 21% in 2035. The impact of this growth may be offset to some extent by asset outflows as an increasing percentage of the population begins withdrawing assets to convert their savings into income.

Industry Factors and Trends Affecting Our Results of Operations

We operate in the sector of the insurance industry that focuses on the needs of middle-income Americans. The underserved middle-income market represents a major growth opportunity for us. As a tool for addressing the unmet need for retirement planning, we believe that many middle-income Americans have grown to appreciate the financial certainty that we believe annuities such as our indexed annuity products afford. For example, the fixed index annuity market grew from nearly $12 billion of sales in 2002 to $97 billion of sales in 2023 and the registered index-linked annuities (“RILA”) market grew from $11 billion of sales in 2018 to $44 billion of sales in 2023. Additionally, this market demand has positively impacted the IUL market as it has expanded from $100 million of annual sales in 2002 to $3 billion of annual sales in 2023.

See Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2023 for a more detailed discussion of industry factors and trends affecting our Results of Operations.

Business Overview

We are in three distinct retail channels and two institutional markets. Our three retail channels include agent-based Independent Marketing Organizations (“IMOs”), banks and broker dealers. We have deep, long-tenured relationships with our network of leading IMOs and their agents to serve the needs of the middle-income market and develop competitive annuity and life products to align with their evolving needs. Upon FNF’s acquisition of F&G on June 1, 2020 (the “FNF Acquisition”), and F&G’s subsequent rating upgrades in mid-2020, we launched into banks and broker dealers. Further, in 2021, we launched into two institutional markets to originate Funding Agreement Backed Notes (“FABN”) and pension risk transfer (“PRT”) transactions. The FABN Program offers funding agreements to institutional clients by means of capital markets transactions through investment banks. The funding agreements issued under the FABN Program are in addition to those issued to the Federal Home Loan Bank of Atlanta (“FHLB”). The PRT solutions business was launched by building an experienced team and then working with brokers and institutional consultants for distribution. These markets leverage our existing team's spread-based capabilities as well as our strategic partnership with Blackstone.

In setting the features and pricing of our flagship indexed annuity products relative to our targeted net margin, we take into account our expectations regarding (1) the difference between the net investment income we earn and the sum of the interest credited to policyholders and the cost of hedging our risk on the policies; (2) fees, including surrender charges and rider fees, partly offset by vesting bonuses that we pay our policyholders; and (3) a number of related expenses, including benefits and changes in reserves, acquisition costs, and general and administrative expenses.

We also own stakes in IMOs and Network Marketing Groups (“NMG”) through our owned distribution strategy. Our GAAP financial statements reflect dividend income for minority owned interests in Interest and Investment Income and unaffiliated commissions revenues in Owned Distribution Revenue and unaffiliated expenses in Personnel Costs and Other Operating Expenses for majority owned interests in our unaudited Condensed Consolidated Statements of Operations.

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

Key Components of Our Historical Results of Operations

Through our insurance subsidiaries, we issue a broad portfolio of deferred annuities (indexed annuities and fixed rate annuities), IUL insurance, immediate annuities, funding agreements and PRT solutions. A deferred annuity is a type of contract that accumulates value on a tax deferred basis and typically begins making specified periodic or lump sum payments a certain number of years after the contract has been issued. IUL insurance is a complementary type of contract that accumulates value in a cash value account and provides a payment to designated beneficiaries upon the policyholder’s death. An immediate annuity is a type of contract that begins making specified payments within one annuity period (e.g., one month or one year) and typically makes payments of principal and interest earnings over a period of time. As defined by the Iowa Insurance Division, a funding agreement is an agreement for an insurer to accept and accumulate funds and to make one or more payments at future dates in amounts that are not based on mortality or morbidity contingencies of the person to whom the funding agreement is issued. In essence, funding agreement providers issue fixed maturity contracts with fixed or floating interest rates in exchange for a single upfront premium. Our PRT products are comparable to income annuities, as we generally receive a single, upfront premium in exchange for paying a guaranteed stream of future income payments which are typically fixed in nature but may vary in duration based on participant mortality experience.

Under GAAP, premium collections for deferred annuities (indexed annuities and fixed rate annuities), immediate annuities and PRT without life contingency, and deposits received for funding agreements are reported in the financial statements as deposit liabilities (i.e., contractholder funds) instead of as sales or revenues. Similarly, cash payments to customers are reported as decreases in the liability for contractholder funds and not as expenses. Sources of revenues for products accounted for as deposit liabilities are net investment income, surrender charges, cost of insurance and other charges deducted from contractholder funds (i.e., amortization of URL), and net realized gains (losses) on investments. Components of expenses for products accounted for as deposit liabilities are interest-sensitive and index product benefits (primarily interest credited to account balances or the hedging cost of providing index credits to the policyholder), amortization of VOBA, DAC and DSI, and other operating costs and expenses.

F&G hedges certain portions of its exposure to product related equity market risk by entering into derivative transactions. We purchase derivatives consisting predominantly of call options and, to a lesser degree, futures contracts (specifically for indexed annuity contracts) on the equity indices underlying the applicable policy. These derivatives are used to offset the reserve impact of the index credits due to policyholders under the indexed annuity and IUL contracts. The majority of all such call options are one-year options purchased to match the funding requirements underlying the indexed annuity/IUL contracts. We attempt to manage the cost of these purchases through the terms of our indexed annuity/IUL contracts, which permit us to change caps, spread, or participation rates on each policy's annual anniversary, subject to certain guaranteed minimums that must be maintained. The call options and futures contracts are marked to fair value with the change in fair value included as a component of net investment gains (losses). The change in fair value of the call options and futures contracts includes the gains and losses recognized at the expiration of the instruments’ terms or upon early termination and the changes in fair value of open positions. In addition, to reduce market risks from interest rate changes on our earnings associated with our floating rate investments, during 2023 we began to execute pay-float and receive-fixed interest rate swaps.

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

Earnings from products accounted for as deposit liabilities are primarily generated from the excess of net investment income earned over the sum of interest credited to policyholders and the cost of hedging our risk on indexed annuity/IUL policies. With respect to indexed annuities/IULs, which includes the expenses incurred to fund the index credits. Proceeds received upon expiration or early termination of call options purchased to fund annual index credits are recorded as part of the change in fair value of derivatives and are largely offset by an expense for index credits earned on annuity contractholder fund balances.

Our profitability depends in large part upon the amount of

i.AUM (see “—Non-GAAP Financial Measures”),
ii.the excess of net investment income over the sum of interest credited to policyholders and the cost of hedging our risk on indexed product policies, earned on our average assets under management (“AAUM” — see “—Non-GAAP Financial Measures”),
iii.flow reinsurance fee income from allocating capital to the highest returning retained business while enhancing cash flow and generating fee-based earnings,
iv.owned distribution margin generated from a meaningfully higher risk adjusted return on capital than retained business and providing a diversifying source of earnings while further strengthening our relationships with key partners,
v.and lastly, through our disciplined expense management and the costs of acquiring new business (principally commissions to agents and bonuses credited to policyholders).

As we grow AUM, earnings generally increase. AUM increases when cash inflows, which include sales, exceed cash outflows. Managing the excess of net investment income earned over the sum of interest credited to policyholders and the cost of hedging our risk on indexed product policies, involves the ability to maximize returns on our AUM and minimize risks such as interest rate changes and defaults or impairment of investments. It also includes our ability to manage interest rates credited to policyholders and costs of the options and futures purchased to fund the annual index credits on the indexed annuities/IULs. We analyze returns on AAUM to measure our profitability.

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

Adjusted Net Earnings Attributable to Common Shareholders

Adjusted net earnings attributable to common shareholders is a non-GAAP economic measure we use to evaluate financial performance each period. Adjusted net earnings attributable to common shareholders is calculated by adjusting net earnings (loss) attributable to common shareholders to eliminate:

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
(iii) Purchase price amortization: the impacts related to the amortization of certain intangibles (internally developed software, trademarks and value of distribution asset and the change in fair value of liabilities recognized as a result of acquisition activities);
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
(vi) Non-controlling interest on non-GAAP adjustments: the portion of the non-GAAP adjustments attributable to the equity interest of entities that F&G does not wholly own; and
(vii) Income taxes: the income tax impact related to the above-mentioned adjustments is measured using an effective tax rate, as appropriate by tax jurisdiction.

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

For example, we could have strong operating results in a given period, yet report net income that is materially less, if during such period the fair value of our derivative assets hedging the indexed annuity and IUL index credit obligations decreased due to general equity market conditions but the embedded derivative liability related to the index credit obligation did not decrease in the same proportion as the derivative assets because of non-equity market factors such as interest rate and non-performance credit spread movements. Similarly, we could also have poor operating results in a given period yet show net earnings (loss) that is materially greater, if during such period the fair value of the derivative assets increased but the embedded derivative liability did not increase in the same proportion as the derivative assets. We hedge our index credits with a combination of static and dynamic strategies, which can result in earnings volatility, the effects of which are generally likely to reverse over time. Our management and board of directors review adjusted net earnings and net earnings (loss) as part of their examination of our overall financial results. However, these examples illustrate the significant impact derivative and embedded derivative movements can have on our net earnings (loss). Accordingly, our management performs a review and analysis of these items, as part of their review of our hedging results each period.

Amounts attributable to the fair value accounting for derivatives hedging the indexed annuities and IUL index credits and the related embedded derivative liability fluctuate from period to period based upon changes in the derivative’s underlying index, changes in the interest rates and non-performance credit spreads used to discount the embedded derivative liability, and the fair value assumptions reflected in the embedded derivative liability. The accounting standards for fair value measurement require the discount rates used in the calculation of the embedded derivative liability to be based on risk-free interest rates adjusted for our non-performance as of the reporting date. The impact of the change in fair values of these derivatives and hedging costs has been removed from net earnings (loss) in calculating adjusted net earnings.
Assets Under Management (“AUM”)

AUM is comprised of the following components and is reported net of reinsurance assets ceded in accordance with GAAP:
(i)total invested assets at amortized cost, excluding investments in unconsolidated affiliates, owned distribution and derivatives;
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

Results of Operations
The results of operations for the three months ended March 31, 2024 and March 31, 2023 were as follows (in millions):

	Three months ended
	March 31, 2024	March 31, 2023
Revenues
Life insurance premiums and other fees	$718	$365
Interest and investment income	616	519
Owned distribution revenues	23	—
Recognized gains and (losses), net	212	(15)
Total revenues	1,569	869
Benefits and expenses
Benefits and other changes in policy reserves	1,161	812
Market risk benefit (gains) losses	(11)	59
Depreciation and amortization	123	90
Personnel costs	66	53
Other operating expenses	58	36
Interest expense	30	22
Total benefits and expenses	1,427	1,072
Earnings (loss) before income taxes	142	(203)
Income tax expense (benefit)	26	(8)
Net earnings (loss)	116	(195)
Less: Noncontrolling interests	1	—
Net earnings (loss) attributable to F&G	115	(195)
Less: Preferred stock dividend	4	—
Net earnings (loss) attributable to F&G common shareholders	$111	$(195)

The following table summarizes sales by product type (in millions) (see “Non-GAAP Financial Measures”):

	Three months ended
	March 31, 2024	March 31, 2023
Indexed annuities ("FIA/RILA")	$1,437	$1,211
Fixed rate annuities ("MYGA")	1,327	1,513
Total annuity	2,764	2,724
IUL	42	37
Funding agreements	105	256
PRT	584	264
Gross sales	3,495	3,281
Sales attributable to flow reinsurance to third parties	(1,193)	(1,072)
Net sales	$2,302	$2,209

•Total annuity sales were slightly higher for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, reflecting F&G's productive and expanding retail distribution through independent agents, banks and broker dealers, enhanced product features and pricing actions taken to align to the macro environment.

•Funding agreements, reflecting new Federal Home Loan Bank funding (“FHLB”) agreements, were lower for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 and are subject to fluctuation period to period based on economic conditions and the timing of entering the new agreements.
•PRT sales increased for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 reflecting the robust PRT market. During the three months ended March 31, 2024, we closed three pension risk transfer transactions.
•Sales attributable to flow reinsurance to third parties were higher during the three months ended March 31, 2024 compared to the three months ended March 31, 2023, reflecting the addition of new reinsurers and changes in the percentages ceded during the periods partially offset by the lower level of multi-year guarantee annuities (“MYGA”) sales.

Revenues
Life Insurance Premiums and Other Fees
Life insurance premiums and other fees primarily reflect premiums on life-contingent PRTs and traditional life insurance products, which are recognized as revenue when due from the policyholder, as well as policy rider fees primarily on indexed annuity policies, the cost of insurance on IUL policies and surrender charges assessed against policy withdrawals in excess of the policyholder's allowable penalty-free amounts (up to 10% of the prior year's value, subject to certain limitations). The following table summarizes the Life insurance premiums and other fees, on the unaudited Condensed Consolidated Statements of Operations (in millions), for the three months ended March 31, 2024 and March 31, 2023:

	Three months ended
	March 31, 2024	March 31, 2023
Life-contingent pension risk transfer premiums	$584	$263
Traditional life insurance and life-contingent immediate annuity premiums	12	12
Surrender charges	43	23
Policyholder fees and other income	79	67
Life insurance premiums and other fees	$718	$365

•Life-contingent pension risk transfer premiums increased for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, reflecting the higher PRT sales.
•Surrender charges increased for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily reflecting increases in withdrawals from policyholders with surrender charges and market value adjustments (“MVAs”), primarily on our indexed annuities policies.
•Policyholder fees and other income increased for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily due to increased guaranteed minimum withdrawal benefit (“GMWB”) rider fees and cost of insurance charges, net of changes in unearned revenue liabilities (“URL”) on IUL policies from growth in business. GMWB rider fees are based on the policyholder's benefit base and are collected at the end of the policy year.

Interest and Investment Income

Below is a summary of interest and investment income (in millions):

	Three months ended
	March 31, 2024	March 31, 2023
Fixed maturity securities, available-for-sale	$516	$432
Equity securities	6	5
Preferred securities	6	10
Mortgage loans	66	51
Invested cash and short-term investments	28	16
Limited partnerships	54	57
Other investments	10	9
Gross investment income	686	580
Investment expense	(70)	(61)
Interest and investment income	$616	$519

Interest and investment income is shown net of amounts attributable to certain funds withheld reinsurance agreements which is passed along to the reinsurer in accordance with the terms of these agreements. Interest and investment income attributable to these agreements, and thus excluded from the totals in the table above, was $127 million and $58 million for the three months ended March 31, 2024 and March 31, 2023, respectively.

Our AAUM and yield on AAUM are summarized as follows (annualized) (dollars in millions) (see “Non-GAAP Financial Measures”):

	Three months ended
	March 31, 2024	March 31, 2023
AAUM	$49,400	$44,309
Yield on AAUM (at amortized cost)	4.99%	4.69%

•AAUM was higher for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, reflecting net new business asset flows, stable inforce retention and net debt proceeds.
•Interest and investment income was higher for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily due to $60 million from invested asset growth, $55 million of all other rate impacts, partially offset by $(18) million from returns on alternative investments.

Owned Distribution Revenues

Below is a summary of owned distribution revenues (in millions):

	Three months ended
	March 31, 2024	March 31, 2023
Owned distribution revenues	$23	$—
Total owned distribution revenues	$23	$—

•Owned distribution revenue represents commissions received from our majority owned distribution partner(s) generated by third-party annuity and life insurance sales. Override and bonus commissions are recognized as revenue upon policy issuance. Owned distribution revenues for the three months ended March 31, 2024 represent revenues associated with Roar, and primarily reflect commission revenues.

Recognized Gains and (Losses), Net

Below is a summary of the major components included in recognized gains and (losses), net (in millions):

	Three months ended
	March 31, 2024	March 31, 2023
Net realized and unrealized gains (losses) on fixed maturity available-for-sale securities, equity securities and other invested assets	$48	$(48)
Change in allowance for expected credit losses	—	(8)
Net realized and unrealized gains (losses) on certain derivatives instruments	179	58
Change in fair value of reinsurance related embedded derivatives	(18)	(19)
Change in fair value of other derivatives and embedded derivatives	3	2
Recognized gains and (losses), net	$212	$(15)

Recognized gains and (losses), net is shown net of amounts attributable to certain funds withheld reinsurance agreements which is passed along to the reinsurer in accordance with the terms of these agreements. Recognized gains and (losses) attributable to these agreements, and thus excluded from the totals in the table above, was $(19) million and $(22) million for the three months ended March 31, 2024 and March 31, 2023, respectively.

•For the three months ended March 31, 2024, net realized and unrealized gains (losses) on fixed maturity available-for-sale securities, equity securities and other invested assets is primarily the result of unrealized fair value option (“FVO”) gains on owned distribution investments and preferred securities, partially offset by realized losses on fixed maturity available-for-sale securities and mark-to-market losses on our equity securities.

•For the three months ended March 31, 2023, net realized and unrealized gains (losses) on fixed maturity available-for-sale securities, equity securities and other invested assets is primarily the result of mark-to-market losses on our equity securities and realized losses on fixed maturity available-for-sale securities.

•For all periods, net realized and unrealized gains (losses) on certain derivative instruments primarily relate to the net realized and unrealized gains (losses) on options and futures used to hedge indexed annuity and IUL products, including gains on option and futures expiration and changes in the fair value of interest rate swaps. See the table below for primary drivers of gains (losses) on certain derivatives.

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

The components of the realized and unrealized gains (losses) on certain derivative instruments hedging our indexed annuities, universal life products and floating rate investments are summarized in the table below (dollars in millions):

	Three months ended
	March 31, 2024	March 31, 2023
Call options:
Realized gains (losses)	$11	$(91)
Change in unrealized gains (losses)	239	146
Futures contracts:
Gains (losses) on futures contracts expiration	7	3
Change in unrealized (losses) gains	(1)	1
Interest rate swap (losses) gains	(80)	—
Foreign currency forward:
Gains (losses) on foreign currency forward	3	(1)
Total net change in fair value	$179	$58

Annual Point-to-Point Change in S&P 500 Index during the periods	28%	(9)%
Secured Overnight Financing Rates	5.34%	4.87%

•Realized gains and losses on certain derivative instruments are directly correlated to the performance of the indices upon which the call options and futures contracts are based and the value of the derivatives at the time of expiration compared to the value at the time of purchase.

•The changes in unrealized gains (losses) due to the net changes in fair value of call options and futures contracts are primarily driven by the underlying performance of the S&P 500 Index during each respective period relative to the S&P 500 Index on the policyholder buy dates.

•The net change in fair value of the interest rate swaps was primarily driven by fluctuations in the interest rate index underlying the swap contracts.
The average index credits to policyholders are as follows:

	Three months ended
	March 31, 2024	March 31, 2023
Average Crediting Rate	3%	—%
S&P 500 Index:
Point-to-point strategy	3%	—%
Monthly average strategy	3%	—%
Monthly point-to-point strategy	3%	—%
3 year high water mark	5%	13%

•Actual amounts credited to contractholder fund balances may differ from the index appreciation due to contractual features in the indexed annuity contracts and certain IUL contracts (caps, spreads and participation rates), which allow us to manage the cost of the options purchased to fund the annual index credits.
•The credits for the periods presented were based on comparing the S&P 500 Index on each issue date in the period to the same issue date in the respective prior year periods.

Benefits and Expenses

Benefits and Other Changes in Policy Reserves

Below is a summary of the major components included in Benefits and other changes in policy reserves (in millions):

	Three months ended
	March 31, 2024	March 31, 2023
PRT agreements	$598	$266
Indexed annuities/IUL market related liability movements	225	369
Index credits, interest credited and bonuses	327	134
Other changes in policy reserves	11	43
Total benefits and other changes in policy reserves	$1,161	$812

•PRT agreements increased for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, reflecting higher pension risk transfer group annuity obligations.

•The indexed annuities/IUL market related liability movements during the three months ended March 31, 2024 and March 31, 2023, respectively, are mainly driven by changes in the equity markets, non-performance spreads, and risk free rates during the periods. The change in risk free rates and non-performance spreads (decreased) increased the indexed annuities market related liability by $(84) million and $65 million during the three months ended March 31, 2024 and March 31, 2023, respectively. The remaining changes in market value of the market related liability movements for all periods was driven by equity market impacts. See “Revenues — Recognized gains and (losses), net” above for summary and discussion of net unrealized gains (losses) on certain derivative instruments.

•Annually, typically in the third quarter, we review assumptions associated with reserves for policy benefits and product guarantees. During the three months ended March 31, 2024 and March 31, 2023, based on increases in interest rates and pricing changes, we updated certain indexed annuity assumptions used to calculate the fair value of the embedded derivative component within contractholder funds. These changes resulted in an increases in contractholder funds of $57 million and $102 million, respectively.

•Index credits, interest credited and bonuses for the three months ended March 31, 2024, were higher compared to the three months ended March 31, 2023, primarily reflecting higher index credits and interest credited on indexed annuities and other policies as a result of market movement during the respective periods and higher interest credited associated with the growth in PRT agreements.

Market Risk Benefit (Gains) Losses

Below is a summary of market risk benefit (gains) losses (in millions):

	Three months ended
	March 31, 2024	March 31, 2023
Market risk benefit (gains) losses	$(11)	$59

•Market risk benefits (gains) losses is primarily driven by attributed fees collected, effects of market related movements (including changes in equity markets and risk-free rates), actual policyholder behavior as compared with expected and changes in assumptions during the periods.

•Changes in market risk benefit (gains) losses for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily reflect favorable market related movements.

Depreciation and Amortization

Below is a summary of the major components included in depreciation and amortization (in millions):

	Three months ended
	March 31, 2024	March 31, 2023
Amortization of VOBA, DAC and DSI	$107	$82
Amortization of other intangible assets and fixed asset depreciation	16	8
Total depreciation and amortization	$123	$90

•DAC, VOBA and DSI are amortized on a constant level basis for the grouped contracts over the expected term of the related contracts to approximate straight-line amortization. Depreciation and amortization increased for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily reflecting increased DAC and DSI associated with the growth of the business, as well as a slightly increased amortization rate on some DAC and DSI balances due to updates to the surrender and mortality assumptions for the indexed annuity and fixed-rate annuity blocks that occurred in the third quarter of 2023.

•The three months ended March 31, 2024 also includes amortization of other intangible assets from our majority owned interest in Roar.

Personnel Costs and Other Operating Expenses

Below is a summary of personnel costs and other operating expenses (in millions):

	Three months ended
	March 31, 2024	March 31, 2023
Personnel costs	$66	$53
Other operating expenses	58	36
Total personnel costs and other operating expenses	$124	$89

•Personnel costs and other operating expenses for the three months ended March 31, 2024 were higher compared to the three months ended March 31, 2023, reflecting costs in line with the growth in sales and assets along with continued investments in our operating platform. In addition, the three months ended March 31, 2024 includes $11 million from our majority owned interest in Roar.

Interest expense

Below is a summary of interest expense (in millions):

	Three months ended
	March 31, 2024	March 31, 2023
Interest expense	$30	$22
Total interest expense	$30	$22

•Interest expense increased for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, primarily reflects interest on the issuance of the 7.95% F&G Notes in December of 2023.
Other Items Affecting Net Earnings

Income Tax Expense (Benefit)

Below is a summary of the major components included in income tax expense (benefit) (dollars in millions):

	Three months ended
	March 31, 2024	March 31, 2023
Earnings (loss) before taxes	$142	$(203)

Income tax expense (benefit) before valuation allowance	25	(45)
Change in valuation allowance	1	37
Income tax expense (benefit)	$26	$(8)
Effective rate	18%	4%

•Income tax expense for the three months ended March 31, 2024 was $26 million, compared to income tax benefit of $(8) million for the three months ended March 31, 2023. The effective tax rate was 18% and 4% for the three months ended March 31, 2024 and March 31, 2023 respectively. The increase in income tax expense quarter over quarter is primarily related to the increase in pre-tax income, partially offset by the valuation allowance expense for the three months ended March 31, 2023.

Adjusted Net Earnings (See “—Non-GAAP Financial Measures”)

The table below shows the adjustments made to reconcile Net earnings (loss) attributable to common shareholders to Adjusted net earnings attributable to common shareholders (in millions):

	Three months ended
	March 31, 2024	March 31, 2023
Net earnings (loss) attributable to common shareholders	$111	$(195)
Non-GAAP adjustments:
Recognized (gains) and losses, net
Net realized and unrealized (gains) losses on fixed maturity available-for-sale securities, equity securities and other invested assets	(48)	48
Change in allowance for expected credit losses	1	8
Change in fair value of reinsurance related embedded derivatives	18	19
Change in fair value of other derivatives and embedded derivatives	61	(1)
Recognized (gains) losses, net	32	74
Market related liability adjustments	(55)	244
Purchase price amortization	22	5
Transaction costs and other non-recurring items	—	2
Noncontrolling interest	(3)	—
Income taxes adjustment	1	(69)
Adjusted net earnings attributable to common shareholders	$108	$61

The commentary below is intended to provide additional information on the significant income and expense items that help explain the trends in our adjusted net earnings for each time period, as we believe these items provide further clarity to the financial performance of the business.

•Adjusted net earnings of $108 million for the three months ended March 31, 2024 included $100 million of investment income from alternative investments and $6 million income of CLO redemption gains and bond prepay income. Alternative investments investment income based on management’s long-term expected return of approximately 10% was $152 million.

•Adjusted net earnings of $61 million for the three months ended March 31, 2023 included $99 million of investment income from alternative investments, offset by $37 million tax valuation allowance. Alternative investments investment income based on management’s long-term expected return of approximately 10% was $132 million.

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

As of March 31, 2024 and December 31, 2023, the fair value of our investment portfolio was approximately $53 billion and $52 billion, respectively, and was divided among the following asset classes and sectors (dollars in millions):

	March 31, 2024		December 31, 2023
	Fair Value	Percent	Fair Value	Percent
Fixed maturity securities, available for sale:
United States Government full faith and credit	$276	—%	$261	1%
United States Government sponsored entities	33	—%	31	—%
United States municipalities, states and territories	1,504	3%	1,567	3%
Foreign Governments	224	—%	226	—%
Corporate securities:
Finance, insurance and real estate	7,571	14%	6,895	13%
Manufacturing, construction and mining	1,119	2%	947	2%
Utilities, energy and related sectors	2,456	5%	2,374	5%
Wholesale/retail trade	2,512	5%	2,433	5%
Services, media and other	4,011	8%	3,930	8%
Hybrid securities	633	1%	618	1%
Non-agency residential mortgage-backed securities	2,426	5%	2,393	5%
Commercial mortgage-backed securities	4,758	9%	4,410	9%
Asset-backed securities	9,491	18%	8,929	17%
Collateral loan obligations ("CLO")	5,617	10%	5,405	10%
Total fixed maturity available for sale securities	$42,631	80%	$40,419	79%
Equity securities (a)	519	1%	606	1%
Limited partnerships:
Private equity	1,389	3%	1,277	2%
Real assets	473	1%	463	1%
Credit	1,156	2%	1,039	2%
Limited Partnerships	3,018	6%	2,779	5%
Commercial mortgage loans	2,229	4%	2,253	4%
Residential mortgage loans	2,590	5%	2,545	5%
Other (primarily derivatives, company owned life insurance and unconsolidated owned distribution investments)	2,008	4%	1,697	3%
Short term investments	263	—%	1,452	3%
Total investments	$53,258	100%	$51,751	100%

(a)Includes investment grade non-redeemable preferred stocks ($333 million and $428 million at March 31, 2024 and December 31, 2023, respectively).
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

The following table summarizes the credit quality by NRSRO rating, or NAIC designation equivalent, of our fixed income portfolio (dollars in millions) at March 31, 2024 and December 31, 2023:

		March 31, 2024			December 31, 2023
NRSRO Rating	NAIC Designation	Amortized Cost	Fair Value	Fair Value Percent	Amortized Cost	Fair Value	Fair Value Percent
AAA/AA/A	1	$29,392	$27,470	64%	$28,052	$26,170	65%
BBB	2	14,292	13,196	31%	13,421	12,302	30%
BB	3	1,595	1,552	4%	1,633	1,554	4%
B	4	273	221	1%	268	215	1%
CCC	5	122	82	—%	103	72	—%
CC and lower	6	118	110	—%	124	106	—%
Total		$45,792	$42,631	100%	$43,601	$40,419	100%

Investment Concentrations
The tables below present the top ten structured security and industry categories of our fixed maturity and equity securities including the fair value and percent of total fixed maturity and equity securities fair value as of March 31, 2024 and December 31, 2023 (dollars in millions).

	March 31, 2024
Top 10 Concentrations	Fair Value	Percent of Total Fair Value
ABS other	$9,491	22%
CLO securities	5,617	13%
Commercial mortgage-backed securities	4,758	11%
Diversified financial services	3,657	8%
Banking	2,158	5%
Whole loan collateralized mortgage obligation	2,078	5%
Insurance	1,616	4%
Municipal	1,504	3%
Electric	1,146	3%
Telecommunications	700	2%
Total	$32,725	76%

	December 31, 2023
Top 10 Concentrations	Fair Value	Percent of Total Fair Value
ABS other	$8,929	22%
CLO securities	5,405	13%
Commercial mortgage-backed securities	4,410	11%
Diversified financial services	3,272	8%
Banking	2,048	5%
Whole loan collateralized mortgage obligation	2,043	5%
Municipal	1,600	4%
Insurance	1,567	4%
Electric	1,086	3%
Telecommunications	696	2%
Total	$31,056	77%

The amortized cost and fair value of fixed maturity available-for-sale (“AFS”) securities by contractual maturities as of March 31, 2024 and December 31, 2023 (dollars in millions), are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	March 31, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Corporate, Non-structured Hybrids, Municipal and U.S. Government securities:
Due in one year or less	$404	$393	$383	$374
Due after one year through five years	3,700	3,614	3,207	3,129
Due after five years through ten years	3,492	3,333	2,822	2,680
Due after ten years	15,424	12,966	15,333	13,068
Subtotal	23,020	20,306	21,745	19,251
Other securities, which provide for periodic payments:
Asset-backed securities	15,247	15,108	14,623	14,334
Commercial-mortgage-backed securities	4,980	4,758	4,732	4,410
Residential mortgage-backed securities	2,545	2,459	2,501	2,424
Subtotal	22,772	22,325	21,856	21,168
Total fixed maturity available-for-sale securities	$45,792	$42,631	$43,601	$40,419

Non-Agency RMBS Exposure

Our investment in non-agency RMBS securities is predicated on the conservative and adequate cushion between purchase price and NAIC 1 rating, general lack of sensitivity to interest rates, positive convexity to prepayment rates and correlation between the price of the securities and the unfolding recovery of the housing market.

The fair value of our investments in subprime securities and Alt-A RMBS securities were $33 million and $47 million as of March 31, 2024, respectively, and $33 million and $49 million as of December 31, 2023, respectively. As of both March 31, 2024 and December 31, 2023, approximately 95% of the subprime and Alt-A RMBS exposures were rated NAIC 2 or higher.

ABS and CLO Exposures

Our asset-backed securities (“ABS”) exposures are largely diversified by underlying collateral and issuer type. Our collateral loan obligation (“CLO”) exposures are generally senior tranches of CLOs which have leveraged loans as their underlying collateral.

As of March 31, 2024, the CLO and ABS positions were trading at a net unrealized gain position of $113 million and a net unrealized loss of $242 million, respectively. As of December 31, 2023, the CLO and ABS positions were trading at a net unrealized gain position of $65 million and a net unrealized loss of $344 million, respectively.

The following table summarizes the credit quality by NRSRO rating, or NAIC designation equivalent, of our AFS ABS portfolio (dollars in millions) at March 31, 2024 and December 31, 2023.

		March 31, 2024		December 31, 2023
		Fair Value	Percent	Fair Value	Percent
NRSRO Rating	NAIC Designation
AAA/AA/A	1	$7,444	78%	$7,023	79%
BBB	2	1,495	16%	1,375	15%
BB	3	441	5%	418	5%
B	4	61	1%	59	1%
CCC	5	8	—%	13	—%
CC and lower	6	42	—%	41	—%
Total		$9,491	100%	$8,929	100%

The following table summarizes the credit quality by NRSRO rating, or NAIC designation equivalent, of our AFS CLO portfolio (dollars in millions) at March 31, 2024 and December 31, 2023.

		March 31, 2024		December 31, 2023
		Fair Value	Percent	Fair Value	Percent
NRSRO Rating	NAIC Designation
AAA/AA/A	1	$3,433	61%	$3,288	61%
BBB	2	1,649	29%	1,582	29%
BB	3	476	9%	480	9%
B	4	18	—%	17	—%
CCC	5	—	—%	—	—%
CC and lower	6	41	1%	38	1%
Total		$5,617	100%	$5,405	100%

Municipal Bond Exposure

Our municipal bond exposure is a combination of general obligation bonds (fair value of $227 million and $231 million and an amortized cost of $265 million and $268 million as of March 31, 2024 and December 31, 2023, respectively) and special revenue bonds (fair value of $1,275 million and $1,334 million and an amortized cost of $1,457 million and $1,506 million as of March 31, 2024 and December 31, 2023, respectively).

Across all municipal bonds, the largest issuer represented 5% of the category for both March 31, 2024 and December 31, 2023, and is rated NAIC 1. Our focus within municipal bonds is on NAIC 1 rated instruments, and 98% of our municipal bond exposure is rated NAIC 1 for both March 31, 2024 and December 31, 2023.

Mortgage Loans

Commercial Mortgage Loans

We diversify our commercial mortgage loans (“CMLs”) portfolio by geographic region and property type to attempt to reduce concentration risk. We continuously evaluate CMLs based on relevant current information to ensure properties are performing at a level to secure the related debt. Loan-to-value (“LTV”) and debt-service coverage (“DSC”) ratios are utilized to assess the risk and quality of CMLs. For both March 31, 2024 and December 31, 2023, our mortgage loans on real estate portfolio had a weighted average DSC ratio of 2.3 times, and a weighted average LTV ratio of 55%.

We consider a CML delinquent when a loan payment is greater than 30 days past due. For mortgage loans that are determined to require foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell at the point of foreclosure. As of March 31, 2024 and December 31, 2023, we had no CMLs that were delinquent in principal or interest payments and none in the process of foreclosure. See Note C - Investments to the unaudited Condensed Financial Statements included in this report for additional information on our CMLs, including our distribution by property type, geographic region, LTV and DSC ratios.

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

Loans are placed on nonaccrual status when they are over 90 days delinquent. If a loan becomes over 90 days delinquent, it is our general policy to initiate foreclosure proceedings unless a workout arrangement to bring the loan current can be put in place. See Note C — Investments to the unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information on our RMLs.

Unrealized Losses
The amortized cost and fair value of the fixed maturity securities and the equity securities that were in an unrealized loss position as of March 31, 2024 and December 31, 2023, were as follows (dollars in millions):

	March 31, 2024
	Number of Securities	Amortized Cost	Allowance for Expected Credit Losses	Unrealized Losses	Fair Value
Fixed maturity securities, available for sale:
United States Government full faith and credit	23	$171	$—	$(2)	$169
United States Government sponsored agencies	55	29	—	(3)	26
United States municipalities, states and territories	173	1,464	—	(231)	1,233
Foreign Governments	46	212	—	(43)	169
Corporate securities:
Finance, insurance and real estate	778	6,233	—	(718)	5,515
Manufacturing, construction and mining	133	1,185	—	(149)	1,036
Utilities, energy and related sectors	353	2,537	—	(494)	2,043
Wholesale/retail trade	405	2,402	—	(431)	1,971
Services, media and other	495	3,765	—	(751)	3,014
Hybrid securities	34	574	—	(38)	536
Non-agency residential mortgage-backed securities	297	1,301	(1)	(113)	1,187
Commercial mortgage-backed securities	404	2,809	(21)	(239)	2,549
Asset-backed securities	614	6,565	(11)	(408)	6,146
Total fixed maturity available for sale securities	3,810	29,247	(33)	(3,620)	25,594
Equity securities	35	441	—	(89)	352
Total investments	3,845	$29,688	$(33)	$(3,709)	$25,946

	December 31, 2023
	Number of Securities	Amortized Cost	Allowance for Expected Credit Losses	Unrealized Losses	Fair Value
Fixed maturity securities, available for sale:
United States Government full faith and credit	8	$15	$—	$(1)	$14
United States Government sponsored agencies	56	30	—	(3)	27
United States municipalities, states and territories	180	1,498	—	(222)	1,276
Foreign Governments	50	209	—	(39)	170
Corporate securities:
Finance, insurance and real estate	637	5,529	—	(690)	4,839
Manufacturing, construction and mining	117	965	—	(135)	830
Utilities, energy and related sectors	316	2,402	—	(471)	1,931
Wholesale/retail trade	332	2,165	—	(397)	1,768
Services, media and other	401	3,370	—	(686)	2,684
Hybrid securities	36	597	—	(53)	544
Non-agency residential mortgage-backed securities	244	1,118	(2)	(101)	1,015
Commercial mortgage-backed securities	435	3,198	(22)	(323)	2,853
Asset-backed securities	800	8,078	(9)	(470)	7,599
Total fixed maturity available for sale securities	3,612	29,174	(33)	(3,591)	25,550
Equity securities	41	567	—	(100)	467
Total investments	3,653	$29,741	$(33)	$(3,691)	$26,017

The gross unrealized loss position on the fixed maturity available-for-sale fixed and equity portfolio was $3,709 million and $3,691 million as of March 31, 2024 and December 31, 2023, respectively. Most components of the portfolio exhibited price depreciation caused primarily by higher treasury rates. The total amortized cost of all securities in an unrealized loss position was $29,688 million and $29,741 million as of March 31, 2024 and December 31, 2023, respectively. The average market value/book value of the investment category with the largest unrealized loss position was 80% for services, media and other as of March 31, 2024. In the aggregate, services, media and other represented 20% of the total unrealized loss position as of March 31, 2024. The average market value/book value of the investment category with the largest unrealized loss position was 88% for finance, insurance and real estate as of December 31, 2023. In aggregate, finance, insurance and real estate represented 19% of the total unrealized loss position as of December 31, 2023.

The amortized cost and fair value of fixed maturity available for sale securities under watch list analysis and the number of months in a loss position with investment grade securities (NRSRO rating of BBB/Baa or higher) as of March 31, 2024 and December 31, 2023, were as follows (dollars in millions):

	March 31, 2024
	Number of Securities	Amortized Cost	Fair Value	Allowance for Credit Loss	Gross Unrealized Losses
Investment grade:
Less than six months	—	$—	$—	$—	$—
Six months or more and less than twelve months	1	15	14	—	(1)
Twelve months or greater	83	1,112	768	—	(344)
Total investment grade	84	1,127	782	—	(345)

Below investment grade:
Less than six months	—	—	—	—	—
Six months or more and less than twelve months	—	—	—	—	—
Twelve months or greater	3	41	30	—	(11)
Total below investment grade	3	41	30	—	(11)
Total	87	$1,168	$812	$—	$(356)

	December 31, 2023
	Number of Securities	Amortized Cost	Fair Value	Allowance for Credit Loss	Gross Unrealized Losses
Investment grade:
Less than six months	1	$15	$14	$—	$(1)
Six months or more and less than twelve months	1	54	44	—	(10)
Twelve months or greater	47	634	444	—	(190)
Total investment grade	49	703	502	—	(201)

Below investment grade:
Less than six months	—	—	—	—	—
Six months or more and less than twelve months	—	—	—	—	—
Twelve months or greater	3	19	15	—	(4)
Total below investment grade	3	19	15	—	(4)
Total	52	$722	$517	$—	$(205)

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

At March 31, 2024, our watch list included 87 securities in an unrealized loss position with an amortized cost of $1,168 million, no allowance for expected credit losses, unrealized losses of $356 million and a fair value of $812 million.

At December 31, 2023, our watch list included 52 securities in an unrealized loss position with an amortized cost of $722 million, no allowance for expected credit losses, unrealized losses of $205 million and a fair value of $517 million.

The watch list excludes structured securities as we have separate processes to evaluate the credit quality on the structured securities.

There were 49 and 101 structured securities with a fair value of $146 million and $316 million to which we had potential credit exposure as of March 31, 2024 and December 31, 2023, respectively. Our analysis of these structured securities, which included cash flow testing, resulted in allowances for expected credit losses of $33 million and $35 million as of March 31, 2024 and December 31, 2023, respectively.

Exposure to Sovereign Debt and Certain Other Exposures

Our investment portfolio had an immaterial amount of direct exposure to European sovereign debt as of March 31, 2024 and December 31, 2023, respectively. We have no exposure to investments in Russia or Ukraine and de minimis investments in peripheral countries in the region.

Interest and Investment Income

For discussion regarding our interest and investment income and recognized gains and (losses), net refer to Note C - Investments to the unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

AFS Securities

For additional information regarding our AFS securities, including the amortized cost, gross unrealized gains (losses), and fair value as well as the amortized cost and fair value of fixed maturity AFS securities by contractual maturities, as of March 31, 2024 and December 31, 2023, refer to Note C - Investments to the unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Concentrations of Financial Instruments

For certain information regarding our concentrations of financial instruments, refer to Note C - Investments to the unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

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

We are required to pay counterparties the effective federal funds rate each day for cash collateral posted to F&G for daily mark-to-market margin changes. We reduce the negative interest cost associated with cash collateral posted from counterparties under various ISDA agreements by reinvesting derivative cash collateral. This program permits collateral cash received to be invested in short term Treasury securities, bank deposits and commercial paper rated A1/P1, which are included in Cash and cash equivalents in the accompanying unaudited Condensed Consolidated Balance Sheets.

See Note D - Derivative Financial Instruments to the unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information regarding our derivatives and our exposure to credit loss on derivatives.

Liquidity and Capital Resources

Liquidity refers to the ability of an enterprise to generate adequate amounts of cash from its normal operations to meet cash requirements with a prudent margin of safety. Our principal sources of cash flow from operating activities are annuity considerations, insurance premiums, and fees and investment income. We also generate cash inflows from investing activities resulting from maturities and sales of invested assets and from financing activities including inflows on our investment-type products, proceeds from borrowing activities and issuances of preferred stock. Our operating activities provided cash of $1,534 million and $1,437 million for the three months ended March 31, 2024 and March 31, 2023, respectively. When considering our liquidity and cash flow, it is important to distinguish between the needs of our insurance subsidiaries and the needs of the holding company, F&G Annuities & Life, Inc. As a holding company with no operations of its own, F&G Annuities & Life, Inc. derives its cash primarily from its insurance subsidiaries and CF Bermuda Holdings Ltd. (“CF Bermuda”), a Bermuda exempted limited liability company and a wholly owned direct subsidiary of the Company, a downstream holding company that provides additional sources of liquidity. Dividends from our insurance subsidiaries flow through CF Bermuda to F&G Annuities & Life, Inc. F&G Cayman Re, a licensed class D insurer in the Cayman Islands and a wholly owned direct subsidiary of the Company, could also provide dividends directly to F&G Annuities & Life, Inc.

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

On January 2, 2024, F&G acquired a 70% majority ownership stake in the equity of Roar. Total initial consideration is comprised of cash of approximately $269 million, and under the terms of the purchase agreement, the Company has agreed to make cash payments of up to approximately $90 million over a three-year period upon the achievement of certain earnings before interest, taxes, depreciation and amortization (“EBITDA”) milestones of Roar.

On January 12, 2024, we completed a $250 million preferred stock investment from FNF. F&G will use net proceeds from the investment to support the growth of its assets under management. Under the terms of the agreement, FNF agreed to invest $250 million in exchange for 5,000,000 shares of F&G’s 6.875% Series A Mandatory Convertible Preferred Stock, par value $0.001 per share, liquidation preference of $50.00 per share (the “FNF Preferred Stock”). Unless earlier converted at the option of the holder, each outstanding share of the FNF Preferred Stock will automatically convert into shares of F&G common stock on January 15, 2027. Generally, no dividends will be declared or paid on F&G common stock and no common stock can be acquired by F&G unless all preferred dividends are declared and paid on the outstanding FNF Preferred Stock.

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

On February 16, 2024, F&G entered into an amendment and extension of its existing senior unsecured revolving credit agreement (the “Credit Agreement”). The maturity date of the Credit Agreement has been extended by approximately two years from November 22, 2025 to November 22, 2027. Total borrowing availability increased from $665 million to $750 million. Pricing and advance rates remain unchanged. Financial covenants also remain essentially the same.

Cash Requirements. Our current cash requirements include personnel costs, operating expenses, benefit payments, funding agreement payments, taxes, payments of interest and principal on our debt, capital expenditures, business acquisitions, stock repurchases and dividends on our common stock. We paid dividends of approximately $26 million, to our common shareholders in the first quarter of 2024. On May 8, 2024, our Board of Directors declared a quarterly cash dividend of $0.21 per common share, payable on June 28, 2024, to F&G common shareholders of record as of June 14, 2024. There are no restrictions on our retained earnings regarding our ability to pay dividends to our shareholders, although there are limits on the ability of certain subsidiaries to pay dividends to us, as described below. As discussed above, there are certain conditions on the declaration and payment of dividends pursuant to our recent preferred stock issuance. The declaration of any future dividends is at the discretion of our Board of Directors. On February 14, 2024, our Board of Directors declared a quarterly cash dividend of $0.8976 per share on the FNF Preferred Stock for the period from January 12, 2024 to and excluding April 15, 2024, paid on April 15, 2024. Additionally, on May 8, 2024, our Board of Directors also declared a quarterly cash dividend of $0.8594 per share on the FNF Preferred Stock for the period from April 15, 2024 to and excluding July 15, 2024, to be paid on July 15, 2024, to FNF Preferred Stock record holders on July 1, 2024.

There were no purchases of stock pursuant to our stock repurchase program during the three months ended March 31, 2024. At March 31, 2024, the total remaining authorization of F&G common stock that may be repurchased was approximately $32 million.

As of March 31, 2024 and December 31, 2023, we had cash and cash equivalents of $2,372 million and $1,563 million, respectively, short term investments of $263 million and $1,452 million, respectively. As of March 31, 2024 we had $385 million of remaining capacity under our revolving credit facility and $200 million of capacity under our revolving credit facility with FNF (the “FNF Credit Facility”). No amount was outstanding under the FNF Credit Facility as of March 31, 2024. Refer to Financing Arrangements below and Note L - Notes Payable of the unaudited Condensed Consolidated Financial Statements in Part I - Item 1 of this Quarterly Report on Form 10-Q for further information regarding our borrowings.

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

Dividend and Other Distribution Payment Limitations

The insurance laws of Iowa and New York regulate the amount of dividends that may be paid in any year by FGL Insurance and FGL NY Insurance, respectively. Likewise, the insurance laws of Bermuda limit the maximum amount of annual dividends and distributions that may be paid or distributed by F&G Life Re without prior regulatory approval and those of the Cayman Islands require that, among other things, F&G Cayman Re maintain minimum levels of statutory capital, surplus and liquidity, meet solvency standards, submit to periodic examinations of its financial condition and restrict payments of dividends and reductions of capital. Please refer to Note O - Insurance Subsidiary Financial Information and Regulatory Matters included in Part I - Item I of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2023 for additional details on dividends from insurance subsidiaries, statutory capital and risk-based capital.

Cash Flow From our Operations

Cash flow from our operations will be used for general corporate purposes including to reinvest in operations, repay debt, pay dividends, repurchase stock, pursue other strategic initiatives and/or conserve cash.

Operating Cash Flow. Our cash flows provided by operations for the three months ended March 31, 2024 and March 31, 2023, were $1,534 million and $1,437 million, respectively. Cash provided by operations for the three months ended March 31, 2024 and March 31, 2023 included approximately $490 million and $300 million of net cash received for PRT transactions, respectively, included in the change in future policy benefits.

Investing Cash Flows. Our cash used in investing activities for the three months ended March 31, 2024 and March 31, 2023, were $(1,384) million and, $(2,408) million, respectively, primarily reflecting net purchases of investments. Cash used in investing activities for the three months ended March 31, 2024 also included a net cash outflow of $268 million for the Roar acquisition.

Financing Cash Flows. Our cash flows provided by financing activities for the three months ended March 31, 2024 and March 31, 2023, were $659 million and $1,595 million, respectively and reflected lower net contractholder deposits in 2024, as compared to 2023. In addition, cash provided by financing activities for the three months ended March 31, 2024 included proceeds of $250 million from the issuance of the FNF Preferred Stock discussed above, compared with borrowing proceeds of $500 million for the three months ended March 31, 2023. Cash flows for the three months ended March 31, 2023 also included a net partial revolver paydown of $35 million.

Financing Arrangements. For a description of our financing arrangements see Note L - Notes Payable to the unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional details on unfunded commitments.

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

We have unfunded commitments as of March 31, 2024 based upon the timing of when investments and agreements are executed or signed compared to when the actual commitments are funded or closed. Some investments require that funding occur over a period of months or years. Please refer to Note C - Investments and Note N - Commitments and Contingencies to the unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional details on unfunded commitments.

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

Our borrowing capacity under these credit facilities does not have an expiration date as long as we maintain a satisfactory level of creditworthiness based on the FHLB’s credit assessment. As of March 31, 2024 and December 31, 2023, we had $2,539 million and $2,514 million, respectively, in FHLB non-putable funding agreements included under contractholder funds on our unaudited Condensed Consolidated Balance Sheet. As of March 31, 2024 and December 31, 2023, we had assets with a fair value of approximately $4,518 million and $4,345 million, respectively, which collateralized the FHLB funding agreements. Assets pledged to the FHLB are primarily included in fixed maturities, AFS, on our unaudited Condensed Consolidated Balance Sheets.

Collateral-Derivative Contracts. Under the terms of our ISDA agreements, we may receive from, or deliver to, counterparties collateral to assure that all terms of the ISDA agreements will be met with regard to the Credit Support Annex (“CSA”). The terms of the CSA call for us to pay interest on any cash received equal to the federal funds rate. As of March 31, 2024 and December 31, 2023, $968 million, and $775 million, respectively, of collateral was posted by our counterparties as they did not meet the net exposure thresholds. Collateral requirements are monitored on a daily basis and incorporate changes in market values of both the derivatives contract as well as the collateral pledged. Market value fluctuations are due to changes in interest rates, spreads and other risk factors.

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

Guarantor Financial Information

Our 2023 issuances of the 7.40% F&G Notes and the 7.95% F&G Notes are fully and unconditionally guaranteed on a senior, unsecured, unsubordinated basis, jointly and severally, by each of our existing and future direct and indirect subsidiaries that are guarantors of our obligations under the credit agreement (collectively, the “obligor group”). Refer to Note L - Notes Payable of the unaudited Condensed Consolidated Financial Statements in Part I - Item 1 of this Quarterly Report on Form 10-Q for further information regarding these borrowings.

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

	Three months ended	Year ended
	March 31, 2024	December 31, 2023
Summarized Statement of Operations:
Total revenues	$49	$(5)
Total expenses	(27)	(94)
Income tax (expense) benefit	1	(1)
Net earnings (loss)	$23	$(100)

Summarized Balance Sheet:	March 31, 2024	December 31, 2023
Investments	$491	$532
Cash and cash equivalents	253	322
Goodwill	1,725	1,725
Due from non-guarantor affiliates	18	64
Other assets	30	33
Total assets	$2,517	$2,676

Notes payable	$1,748	$1,754
Other liabilities	109	145
Total liabilities	$1,857	$1,899

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, we are routinely subject to a variety of risks, as described in "Part I - Item 1A. Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2023 and, as applicable, Part II - Item 1A. Risk Factors included in this Quarterly Report on Form 10-Q. The risks related to our business also include certain market risks that may affect our financial instruments and certain liabilities.

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

For information about our enterprise risk management and a description of our market risk exposures, including strategies used to manage our exposure to market risk, see "Part II - Item 7A. Quantitative and Qualitative Disclosures about Market Risk" included in our Annual Report on Form 10-K for the year ended December 31, 2023.

During the three months ended March 31, 2024, there were no material changes to our market risk exposures from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, except as described below.

Interest Rate Risk

An increase in the levels of interest rates of 100 basis points, with all other variables held constant, would result in a decrease in the fair value of our fixed maturity securities and certain investments in preferred securities of approximately $2.5 billion, a net decrease in the fair value of interest rate swaps of approximately $0.2 billion and a net decrease in the combined fair value of embedded derivatives and MRBs of approximately $0.5 billion at March 31, 2024. In addition, a 100bps shift in interest rates for our floating rate debt and funding agreements will increase or decrease floating expense by approximately $17 million per year. As noted in our Annual Report on Form 10-K for the year ended December 31, 2023, the impact to net earnings related to the interest rate swaps and floating rate notes payable and funding agreements will be significantly offset by corresponding changes in investment income associated with our floating rate investments.

Equity Price Risk

At March 31, 2024, a 10% decrease in market prices, with all other variables held constant, would result in a net decrease in the fair value of our equity securities portfolio of approximately $52 million.

Credit Risk and Counterparty Risk

See Note D - Derivative Financial Instruments in the unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information regarding our exposure to credit loss for derivatives.

In the normal course of business, certain reinsurance recoverables are subject to reviews by the reinsurers. We are not aware of any material disputes arising from these reviews or other communications with the counterparties as of March 31, 2024 that would require an increase to the allowance for credit losses. For information on concentrations of reinsurance risk, refer to Note E - Reinsurance in the unaudited Condensed Consolidated Financial Statements included in Part I - Item 1 of this Quarterly Report on Form 10-Q.

For further information on certain risk associated with our business, refer to Note N - Commitments and Contingencies in the unaudited Condensed Consolidated Financial Statements included in Part I - Item 1 of this Quarterly Report on Form 10-Q.

Use of Estimates and Assumptions

The preparation of our unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions used.

Concentrations of Financial Instruments

Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations - Investment Portfolio - Investment Concentrations included in Item 2 of Part I of this Quarterly Report on Form 10-Q regarding the top ten investment concentrations of our fixed maturity and equity securities including the fair value and percent of total fixed maturity and equity securities fair value as of March 31, 2024 and December 31, 2023.

Refer to Note C - Investments in the unaudited Condensed Consolidated Financial Statements included in Part I - Item 1 of this Quarterly Report on Form 10-Q for our underlying investment concentrations that exceed 10% of shareholders equity as of March 31, 2024.

.
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation was performed under the supervision and with participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of March 31, 2024, the Company’s disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

We completed the Roar acquisition on January 2, 2024 (see Note P - Acquisition of the Notes to the unaudited Condensed Consolidated Financial Statements included in Part I. Item 1 of this Quarterly Report on Form 10-Q). The scope of management’s assessment of the effectiveness of the Company’s disclosure controls and procedures did not include the internal controls over financial reporting of Roar. This exclusion is in accordance with the SEC Staff’s general guidance that an assessment of a recently acquired business may be omitted from the scope of management’s assessment for one year following the acquisition. Roar represented approximately 1.5% of our gross revenue for the quarter ended March 31, 2024. Total assets of the acquired business as of March 31, 2024 represented approximately 0.6% of total consolidated assets, consisting principally of goodwill and intangible assets.

As a result of the closing of the Roar acquisition, we have incorporated internal controls over significant processes specific to the acquisition that we believe are appropriate and necessary in consideration of the level of related integration. As the post-closing integration continues, we will continue to review the internal controls and processes of Roar and may take further steps to integrate such controls and processes with those of the Company.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Part II - Other Information
Item 1. Legal Proceedings
See discussion of legal proceedings in Note N - Commitment and Contingencies to the unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated by reference into this Item 1 of Part II.

Item 1A. Risk Factors

In addition to the information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the "Risk Factors" disclosed under "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2023. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Except as discussed below, there have been no material changes as of the date of this report to the risk factors disclosed in “Item IA. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

On April 23, 2024, following previous attempts to expand fiduciary regulation for advisers, the DOL released a new rule, the New Fiduciary Rule, which significantly broadens the definition of “fiduciary” under ERISA and Section 4975 when advisers provide investment recommendations to plans subject to ERISA and Section 4975 of the Code.. Among other requirements, the New Fiduciary Rule provides that any person will be an investment advice fiduciary such person provides investment advice or makes an investment recommendation to a retirement investor (i.e., a plan, a discretionary plan fiduciary, a plan participant or beneficiary, an IRA, an IRA owner or beneficiary, or an IRA fiduciary) for a fee or other compensation, the person makes professional investment recommendations to investors on a regular basis as part of their business, and the recommendation is provided under circumstances that would indicate to a reasonable investor in like circumstances that the recommendation is based on a review of the particular needs or individual investor circumstances of the retirement investor, reflects the application of professional or expert judgment to the retirement investor’s particular needs or individual circumstances, and may be relied upon by the retirement investor as intended to advance the retirement investor’s best interest. Unlike the current ERISA standard, the New Fiduciary Rule subjects non-discretionary investment advice to retirement plans and accounts care and loyalty standards that also apply to investment advisors with discretionary authority or control over such plans and accounts. In addition, on the same date, the DOL issued amended versions of PTE 2020-02 and PTE 84-24, either or both of which provide prohibited transaction exemptive relief to insurance companies and insurance producers who make insurance product recommendations to retirement investors, subject to certain conditions. The New Fiduciary Rule likely means that certain of the Company’s agents will be considered fiduciaries for purposes of ERISA and the Code, subjecting the Company, and the insurance industry on the whole, to greater regulatory risk.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

In 2023, F&G’s Board of Directors approved a new three-year stock repurchase program under which the Company may repurchase up to $50 million of F&G common stock. The Company believes the share repurchase program is an efficient means of returning cash to shareholders when we consider the shares to be undervalued. Purchases may be made from time to time by the Company in the open market at prevailing market prices or through privately negotiated transactions or accelerated share repurchase transactions through November 6, 2026. All purchases are currently planned to be held as Treasury Stock. The extent to which the Company repurchases its shares, and the timing of such purchases, will depend upon a variety of factors, including market conditions, regulatory requirements and other considerations, as determined by the Company. There were no repurchases of shares pursuant to the stock repurchase program for the three months ended March 31, 2024. At March 31, 2024, the total remaining authorization of F&G common stock that may be repurchased was approximately $32 million.

There were no unregistered sales of equity securities sold during the period covered by this Quarterly Report on Form 10-Q that were not previously included in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information

During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
3.3
Certificate of Designations of the Company designating the 6.875% Series A Mandatory Convertible Preferred Stock, dated as of January 12, 2024 (incorporated by reference to Exhibit No. 5.1 to the Company’s Current Report on Form 8-K, filed with the Commission on January 16, 2024).

10.1
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
101 *
The following financial information from the Company’s Quarterly Report on Form 10-Q for the three-month period ended March 31, 2024 is formatted in Inline XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the unaudited Condensed Consolidated Statements of Equity, (v) the unaudited Condensed Consolidated Statements of Cash Flows, and (vi) notes to these unaudited Condensed Consolidated financial statements, and (vii) the Cover Page to the Company’s Quarterly Report on Form 10-Q.

104 *
The cover page from the Company’s Quarterly Report on Form 10-Q for the three-month period ended March 31, 2024 is formatted in Inline XBRL (Extensible Business Reporting Language) and contained in Exhibit 101.

*    Filed herewith

Signatures
Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

F&G Annuities & Life, Inc. (Registrant)

Date:	May 10, 2024	By:	/s/ Wendy J.B. Young
Wendy J.B. Young
Chief Financial Officer
(on behalf of the Registrant and as Principal Financial Officer)