Form 10-Q
period 2024-06-30
F&G Annuities & Life, Inc.
filed 2024-08-07
CIK 1934850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
(866) 846-4660
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
The registrant had outstanding 126,098,548 shares of common stock as of July 31, 2024.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended June 30, 2024

F&G ANNUITIES & LIFE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except share data)

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Investments:
Fixed maturity securities available for sale, at fair value, at June 30, 2024 and December 31, 2023, at an amortized cost of $47,236 and $43,601, respectively, net of allowance for credit losses of $58 and $35, respectively	$43,826	$40,419
Preferred securities, at fair value	332	469
Equity securities, at fair value	147	137
Derivative investments	1,032	797
Mortgage loans, net of allowance for credit losses of $64 and $66 at June 30, 2024 and December 31, 2023, respectively	5,439	5,336
Investments in unconsolidated affiliates (certain investments at fair value of $358 and $285 at June 30, 2024 and December 31, 2023, respectively)	3,705	3,071
Other long-term investments	660	608
Short-term investments	421	1,452
Total investments	55,562	52,289
Cash and cash equivalents	3,526	1,563
Reinsurance recoverable, net of allowance for credit losses of $21 at June 30, 2024 and December 31, 2023	11,031	8,960
Goodwill	2,017	1,749
Prepaid expenses and other assets	983	931
Other intangible assets, net	4,952	4,207
Market risk benefits asset	103	88
Income taxes receivable	11	27
Deferred tax asset, net	327	388
Total assets	$78,512	$70,202
LIABILITIES AND EQUITY
Liabilities:
Contractholder funds	$53,602	$48,798
Future policy benefits	7,636	7,050
Market risk benefits liability	459	403
Accounts payable and accrued liabilities	2,328	2,011
Notes payable	2,038	1,754
Funds withheld for reinsurance liabilities	8,661	7,083
Total liabilities	$74,724	$67,099
Equity:
Preferred stock $0.001 par value; authorized 25,000,000 shares as of June 30, 2024 and December 31, 2023; outstanding and issued 5,000,000 and 0 shares as of June 30, 2024 and December 31, 2023, respectively	$—	$—
Common stock, $0.001 par value; authorized 500,000,000 shares as of June 30, 2024 and December 31, 2023; outstanding 126,104,247 and 126,332,142 as of June 30, 2024 and December 31, 2023, respectively; and issued 127,133,074 and 127,234,902 as of June 30, 2024 and December 31, 2023, respectively	—	—
Additional paid-in-capital	3,449	3,185
Retained earnings	2,182	1,926
Accumulated other comprehensive (loss) income	(1,953)	(1,990)
Treasury stock, at cost (1,028,827 shares and 902,760 shares as of June 30, 2024 and December 31, 2023)	(24)	(18)
Total F&G Annuities & Life, Inc. shareholders' equity	3,654	3,103
Noncontrolling interests	134	—
Total equity	3,788	3,103
Total liabilities and equity	$78,512	$70,202
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

F&G ANNUITIES & LIFE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars and shares in millions, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(Unaudited)		(Unaudited)
Revenues:
Life insurance premiums and other fees	$487	$576	$1,205	$941
Interest and investment income	684	525	1,300	1,044
Owned distribution revenues	18	—	41	—
Recognized gains and (losses), net	(17)	67	195	52
Total revenues	1,172	1,168	2,741	2,037
Benefits and expenses:
Benefits and other changes in policy reserves (remeasurement gains (losses) (a))	608	817	1,769	1,629
Market risk benefit (gains) losses	20	(30)	9	29
Depreciation and amortization	147	104	270	194
Personnel costs	69	56	135	109
Other operating expenses	46	33	104	69
Interest expense	28	25	58	47
Total benefits and expenses	918	1,005	2,345	2,077
Earnings (loss) before income taxes	254	163	396	(40)
Income tax expense	50	33	76	25
Net earnings (loss)	204	130	320	(65)
Less: Noncontrolling interests	1	—	2	—
Net earnings (loss) attributable to F&G	203	130	318	(65)
Less: Preferred stock dividend	5	—	9	—
Net earnings (loss) attributable to F&G common shareholders	$198	$130	$309	$(65)

Earnings per share
Basic
Net earnings (loss) per share attributable to F&G common shareholders, basic	$1.60	$1.04	$2.49	$(0.52)
Diluted
Net earnings (loss) per share attributable to F&G common shareholders, diluted	$1.55	$1.04	$2.45	$(0.52)

Weighted average shares outstanding F&G common stock, basic basis	124	125	124	125
Weighted average shares outstanding F&G common stock, diluted basis	131	125	130	125

(a)The remeasurement gains (losses) for the three and six months ended June 30, 2024 were $4 million and $11 million, respectively. The remeasurement gains (losses) for the three and six months ended June 30, 2023 were $(1) million and $(5) million, respectively.
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

F&G ANNUITIES & LIFE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(Unaudited)		(Unaudited)
Net earnings (loss)	$204	$130	$320	$(65)
Other comprehensive income (loss):
Changes in current discount rate - future policy benefits	92	57	183	(43)
Changes in instrument-specific credit risk - market risk benefits	19	(4)	20	3
Unrealized (loss) gain on investments and other financial instruments, net of deferred income taxes	(163)	(161)	(161)	160
Unrealized (loss) gain on foreign currency translation	—	1	(2)	2
Reclassification adjustments for change in unrealized gains and losses included in net earnings	(18)	45	(3)	86
Other comprehensive income (loss)	(70)	(62)	37	208
Comprehensive income	134	68	357	143
Less: Comprehensive income attributable to non-controlling interest	1	—	2	—
Comprehensive income attributable to F&G common shareholders	$133	$68	$355	$143
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

F&G ANNUITIES & LIFE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in millions, except per share data)
(Unaudited)

	F&G Annuities & Life, Inc. shareholders' equity
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Equity
Balance, March 31, 2023	$—	$—	$3,167	$1,866	$(2,548)	$—	$—	$2,485
Treasury stock purchased	—	—	—	—	—	(16)	—	(16)
Stock-based compensation	—	—	6	—	—	—	—	6
Common stock dividends declared	—	—	—	(25)	—	—	—	(25)
Other comprehensive income	—	—	—	—	(62)	—	—	(62)
Net earnings	—	—	—	130	—	—	—	130
Balance, June 30, 2023	$—	$—	$3,173	$1,971	$(2,610)	$(16)	$—	$2,518

	F&G Annuities & Life, Inc. shareholders' equity
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Equity
Balance, March 31, 2024	$—	$—	$3,442	$2,011	$(1,883)	$(24)	$137	$3,683
Stock-based compensation	—	—	7	—	—	—	—	7
Preferred stock dividends declared	—	—	—	(5)	—	—	—	(5)
Common stock dividends declared	—	—	—	(27)	—	—	—	(27)
Dividends declared and distributions to non-controlling interests	—	—	—	—	—	—	(4)	(4)
Other comprehensive income	—	—	—	—	(70)	—	—	(70)
Net earnings	—	—	—	203	—	—	1	204
Balance, June 30, 2024	$—	$—	$3,449	$2,182	$(1,953)	$(24)	$134	$3,788
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

F&G ANNUITIES & LIFE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(Dollars in millions, except per share data)
(Unaudited)

	F&G Annuities & Life, Inc. shareholders' equity
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Equity
Balance, January 1, 2023	$—	$—	$3,162	$2,061	$(2,818)	$—	$—	$2,405
Treasury stock purchased	—	—	—	—	—	(16)	—	(16)
Stock-based compensation	—	—	11	—	—	—	—	11
Common stock dividends declared	—	—	—	(25)	—	—	—	(25)
Other comprehensive income	—	—	—	—	208	—	—	208
Net earnings	—	—	—	(65)	—	—	—	(65)
Balance, June 30, 2023	$—	$—	$3,173	$1,971	$(2,610)	$(16)	$—	$2,518

	F&G Annuities & Life, Inc. shareholders' equity
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total Equity
Balance, January 1, 2024	$—	$—	$3,185	$1,926	$(1,990)	$(18)	$—	$3,103
Acquisition of non-controlling interest	—	—	—	—	—	—	136	136
Issuance of Preferred Stock	—	—	250	—	—	—	—	250
Treasury stock purchased	—	—	—	—	—	(6)	—	(6)
Stock-based compensation	—	—	14	—	—	—	—	14
Preferred stock dividends declared	—	—	—	(9)	—	—	—	(9)
Common stock dividends declared	—	—	—	(53)	—	—	—	(53)
Dividends declared and distributions to non-controlling interests	—	—	—	—	—	—	(4)	(4)
Other comprehensive income	—	—	—	—	37	—	—	37
Net earnings	—	—	—	318	—	—	2	320
Balance, June 30, 2024	$—	$—	$3,449	$2,182	$(1,953)	$(24)	$134	$3,788
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

F&G ANNUITIES & LIFE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Six months ended June 30,
	2024	2023
	(Unaudited)
Cash Flows from Operating Activities:
Net earnings (loss)	$320	$(65)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	270	194
(Gain) loss on sales of investments and other assets and asset impairments, net	(19)	324
Interest credited/index credits to contractholder account balances	736	857
Change in market risk benefits, net	9	29
Deferred policy acquisition costs and deferred sales inducements	(682)	(518)
Charges assessed to contractholders for mortality and administration	(138)	(122)
Distributions from unconsolidated affiliates, return on investment	40	45
Stock-based compensation cost	14	11
Change in NAV of limited partnerships, net	(153)	(96)
Change in valuation of derivatives, equity and preferred securities and other assets, net	(191)	(377)
Changes in assets and liabilities, net of effects from acquisitions:
Change in reinsurance recoverable	(25)	(27)
Change in future policy benefits	818	421
Change in funds withheld from reinsurers	1,577	1,980
Net change in income taxes	65	14
Net change in other assets and other liabilities	(52)	147
Net cash provided by operating activities	$2,589	$2,817
Cash Flows from Investing Activities:
Proceeds from sales, calls and maturities of investment securities	$3,713	$1,920
Additions to property and equipment and capitalized software	(12)	(14)
Purchases of investment securities	(7,120)	(6,907)
Net proceeds from sales, maturities and purchases of short-term investment securities	1,068	1,219
Other acquisitions/disposals, net of cash acquired	(268)	—
Additional investments in unconsolidated affiliates	(663)	(651)
Distributions from unconsolidated affiliates, return of investment	59	187
Addition to notes receivable	(6)	—
Net cash used in investing activities	$(3,229)	$(4,246)
Cash Flows from Financing Activities:
Borrowings	$550	$500
Debt issuance costs	(9)	(9)
Net revolving credit facility (repayments) borrowings	—	(35)
Repayments of outstanding debt	(250)	—
Dividends paid	(57)	(50)
Dividends and distributions paid to non-controlling interest shareholders	(4)	—
Purchases of treasury stock	(6)	(16)
Issuance of preferred stock	250	—
Contractholder account deposits	5,896	3,847
Contractholder account withdrawals	(3,767)	(2,080)
Net cash provided by financing activities	$2,603	$2,157
Net increase in cash and cash equivalents	1,963	728
Cash and cash equivalents at beginning of period	1,563	960
Cash and cash equivalents at end of period	$3,526	$1,688
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

Description of the Business

F&G is a majority-owned subsidiary of Fidelity National Financial, Inc. (NYSE: FNF) (“FNF”). We provide insurance solutions and market a broad portfolio of annuity and life insurance products through retail channels and institutional markets. F&G has one reporting segment, which is consistent with and reflects the manner by which our chief operating decision maker (“CODM”) views and manages the business. For certain disclosures within this Quarterly Report on Form 10-Q, we have elected to aggregate business based on the applicable product type, the manner in which information is regularly reviewed by management and the nature of disclosures that exist outside the Company’s GAAP financial statements.

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

Owned distribution revenues generated from commissions earned on contracts with insurance carriers are considered variable consideration. Revenue is recognized at the effective date of each policy sold under a contract and reported net of related expenses within Owned Distribution Revenues on the accompanying unaudited Condensed Consolidated Statements of Operations and consists of revenue primarily from annuity products.

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

Subsequent to June 30, 2024, on July 18, 2024 F&G acquired a 100% majority ownership stake in the equity of PALH, LLC (“PALH”). PALH markets and sells life insurance and annuity products of various insurance carriers to individuals through a network of agents. Prior to the acquisition date, PALH owned a 70% ownership stake in an operating company of which F&G owned 30% equity. Total consideration to acquire the remaining 70% equity is comprised of cash of approximately $216 million.

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

6.50% F&G Senior Notes

On June 4, 2024, F&G completed its public offering of $550 million aggregate principal amount of its 6.50% Senior Notes due 2029 (the “6.50% F&G Notes”). The 6.50% F&G Notes are guaranteed on an unsecured, unsubordinated basis by each of F&G’s subsidiaries that are guarantors of F&G’s obligations under its existing credit agreement. A portion of the net proceeds were used to finance a cash tender offer by its wholly owned subsidiary Fidelity & Guaranty Life Holdings, Inc. (“FGLH”) for an aggregate principal amount of $250 million of FGLH’s 5.50% Senior Notes due 2025 (the “5.50% F&G Notes”). F&G intends to use the remaining net proceeds of this offering for general corporate purposes, which may include the repurchase, redemption or repayment at maturity of outstanding indebtedness. The 6.50% F&G Notes were registered under the Securities Act of 1934 (as amended) (the “Securities Act”).

Refer to Note L - Notes Payable for further information related to these financing facilities.

Dividends

On July 31, 2024, our Board of Directors declared a quarterly cash dividend of $0.8594 per share on the FNF Preferred Stock for the period from July 15, 2024 to and excluding October 15, 2024, to be payable on October 15, 2024, to FNF Preferred Stock record holders on October 1, 2024. On July 31, 2024, our Board of Directors also declared a quarterly cash dividend of $0.21 per common share, payable on September 30, 2024, to F&G common shareholders of record as of September 16, 2024. Generally, no dividends will be declared or paid on F&G common stock and no common stock can be acquired by F&G unless all preferred dividends are declared and paid on the FNF Preferred Stock.

Unconsolidated Owned Distribution Investments

We paid commissions on sales through our unconsolidated owned distribution investments and their affiliates of approximately $44 million and $40 million for the three months ended June 30, 2024 and June 30, 2023 respectively, and $94 million and $77 million for the six months ended June 30, 2024 and June 30, 2023, respectively. The acquisition expense is deferred and amortized in Depreciation and amortization on the accompanying unaudited Condensed Consolidated Statements of Operations.

Earnings Per Share

Basic earnings per share (“EPS”), as presented on the unaudited Condensed Consolidated Statements of Operations, is computed by dividing net earnings available to common shareholders in a given period by the weighted average number of common shares outstanding during such period. Net earnings available to common shareholders is net earnings adjusted for net earnings attributable to noncontrolling interests, preferred stock dividends, including preferred stock dividends declared. In periods when earnings are positive, diluted EPS is calculated by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding plus assumed conversions of potentially dilutive securities. For periods when we recognize a net loss, diluted loss per share is equal to basic loss per share as the impact of assumed conversions of potentially dilutive securities is considered to be antidilutive. Certain shares of restricted stock, using the treasury stock method and, as of January 12, 2024, the FNF Preferred Stock, using the if-converted method, are treated as common share equivalents for purposes of calculating diluted earnings per share for periods in which the effect is dilutive. The if-converted method assumes that the convertible preferred stock converts into common stock at the beginning of the period or date of issuance, if later.

Comprehensive Income (Loss)

We report Comprehensive Income (Loss) in accordance with GAAP on the unaudited Condensed Consolidated Statements of Comprehensive Income. Total comprehensive income is defined as all changes in shareholders' equity during a period, other than those resulting from investments by and distributions to shareholders. While total Comprehensive Income (Loss) is the activity in a period and is largely driven by net earnings in that period, Accumulated other comprehensive income or loss (“AOCI”) represents the cumulative balance of other comprehensive income, net of tax, as of the balance sheet date. Amounts reclassified to net earnings relate to the realized gains (losses) on our investments and other financial instruments, excluding investments in unconsolidated affiliates, and are included in Recognized gains and (losses), net on the unaudited Condensed Consolidated Statements of Operations.

Changes in the balance of Other comprehensive income (loss) for the three and six months ended June 30, 2024 and 2023 by component are as follows (in millions).

	Three months ended June 30, 2024
	Unrealized gain (loss) on investments and other financial instruments, net (excluding investments in unconsolidated affiliates)	Change in current discount rate - future policy benefits	Change in instrument- specific credit risk - market risk benefits	Foreign Currency Translation	Total Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2024	$(2,462)	$664	$(82)	$(3)	$(1,883)
Reclassification adjustments included in net earnings (a)	(18)	—	—	—	(18)
Other comprehensive income (loss) before tax, net of reclassifications	(204)	117	24	(1)	(64)
Income tax (expense) benefit	41	(25)	(5)	1	12
Balance at June 30, 2024	$(2,643)	$756	$(63)	$(3)	$(1,953)

	Three months ended June 30, 2023
	Unrealized gain (loss) on investments and other financial instruments, net (excluding investments in unconsolidated affiliates)	Change in current discount rate - future policy benefits	Change in instrument- specific credit risk - market risk benefits	Foreign Currency Translation	Total Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2023	$(3,165)	$663	$(43)	$(3)	$(2,548)
Reclassification adjustments included in net earnings (a)	45	—	—	—	45
Other comprehensive income (loss) before tax, net of reclassifications	(205)	72	(4)	1	(136)
Income tax (expense) benefit	43	(15)	1	—	29
Balance at June 30, 2023	$(3,282)	$720	$(46)	$(2)	$(2,610)
(a) Net of income tax expense of $5 million and $12 million for the three months ended June 30, 2024 and June 30, 2023, respectively.

	Six months ended June 30, 2024
	Unrealized gain (loss) on investments and other financial instruments, net (excluding investments in unconsolidated affiliates)	Change in current discount rate - future policy benefits	Change in instrument- specific credit risk - market risk benefits	Foreign Currency Translation	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2023	$(2,479)	$573	$(83)	$(1)	$(1,990)
Reclassification adjustments included in net earnings (a)	(3)	—	—	—	(3)
Other comprehensive income (loss) before tax, net of reclassifications	(202)	232	25	(3)	52
Income tax (expense) benefit	41	(49)	(5)	1	(12)
Balance at June 30, 2024	$(2,643)	$756	$(63)	$(3)	$(1,953)

	Six months ended June 30, 2023
	Unrealized gain (loss) on investments and other financial instruments, net (excluding investments in unconsolidated affiliates)	Change in current discount rate - future policy benefits	Change in instrument- specific credit risk - market risk benefits	Foreign Currency Translation	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2022	$(3,528)	$763	$(49)	$(4)	$(2,818)
Reclassification adjustments included in net earnings (a)	86	—	—	—	86
Other comprehensive income (loss) before tax, net of reclassifications	203	(55)	4	2	154
Income tax (expense) benefit	(43)	12	(1)	—	(32)
Balance at June 30, 2023	$(3,282)	$720	$(46)	$(2)	$(2,610)
(a) Net of income tax expense of $1 million and $23 million for the six months ended June 30, 2024 and June 30, 2023, respectively.

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

Our assets and liabilities measured at fair value on a recurring basis, summarized according to the hierarchy previously described, are as follows (in millions):

	June 30, 2024
	Level 1	Level 2	Level 3	NAV	Fair Value
Assets
Cash and cash equivalents	$3,526	$—	$—	$—	$3,526
Fixed maturity securities, available-for-sale:
Asset-backed securities	—	7,510	8,042	—	15,552
Commercial mortgage-backed securities	—	4,915	15	—	4,930
Corporates	—	16,028	2,350	—	18,378
Hybrids	96	543	—	—	639
Municipals	—	1,422	—	—	1,422
Residential mortgage-backed securities	—	2,442	3	—	2,445
U.S. Government	237	—	—	—	237
Foreign Governments	—	218	5	—	223
Preferred securities	122	203	7	—	332
Equity securities	86	—	—	61	147
Derivative investments	—	1,024	8	—	1,032
Investment in unconsolidated affiliates	—	—	358	—	358
Short term investments	346	4	71	—	421
Reinsurance related embedded derivative, included in other assets	—	144	—	—	144
Other long-term investments	—	—	37		37
Market risk benefits asset	—	—	103	—	103
Total financial assets at fair value	$4,413	$34,453	$10,999	$61	$49,926
Liabilities
Derivatives:
Indexed annuities/IUL embedded derivatives, included in contractholder funds	$—	$—	$4,848	$—	$4,848
Interest rate swaps	—	—	28	—	28
Contingent consideration obligation	—	—	63	—	63
Market risk benefits liability	—	—	459	—	459
Total financial liabilities at fair value	$—	$—	$5,398	$—	$5,398

	December 31, 2023
	Level 1	Level 2	Level 3	NAV	Fair Value
Assets
Cash and cash equivalents	$1,563	$—	$—	$—	$1,563
Fixed maturity securities, available-for-sale:
Asset-backed securities	—	7,212	7,122	—	14,334
Commercial mortgage-backed securities	—	4,392	18	—	4,410
Corporates	—	14,609	1,970	—	16,579
Hybrids	95	523	—	—	618
Municipals	—	1,518	49	—	1,567
Residential mortgage-backed securities	—	2,421	3	—	2,424
U.S. Government	261	—	—	—	261
Foreign Governments	—	210	16	—	226
Preferred securities	152	310	7	—	469
Equity securities	78	—	—	59	137
Derivative investments	—	740	57	—	797
Investment in unconsolidated affiliates	—	—	285	—	285
Short term investments	1,444	8	—	—	1,452
Reinsurance related embedded derivative, included in other assets	—	152	—	—	152
Other long-term investments	—	—	37	—	37
Market risk benefits asset	—	—	88	—	88
Total financial assets at fair value	$3,593	$32,095	$9,652	$59	$45,399
Liabilities
Derivatives:
Indexed annuities/IUL embedded derivatives, included in contractholder funds	$—	$—	$4,258	$—	$4,258
Market risk benefits liability	—	—	403	—	403
Total financial liabilities at fair value	$—	$—	$4,661	$—	$4,661

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

We analyze the third-party valuation methodologies and related inputs to perform assessments to determine the appropriate level within the fair value hierarchy. However, we did not adjust prices received from third parties as of June 30, 2024 or December 31, 2023.

Certain equity investments are measured using NAV as a practical expedient in determining fair value.

Derivative Financial Instruments

Our call options and put options (together referred to as “equity options”), futures contracts, and interest rate swaps can either be exchange traded or over the counter. Exchange traded derivatives typically fall within Level 1 of the fair value hierarchy if there is active trading activity. Two methods are used to value over-the-counter derivatives. When required inputs are available, certain derivatives are valued using valuation pricing models, which represent what we would expect to receive or pay at the balance sheet date if we cancelled or exercised the derivative, or entered into offsetting positions. Valuation models require a variety of inputs, which include the use of market-observable inputs, including interest rate, yield curve volatilities, and other factors. These over-the-counter derivatives are typically classified within Level 2 of the fair value hierarchy as the majority trade in liquid markets, we can verify model inputs and model selection does not involve significant management judgment. When inputs aren’t available for valuation models, certain over-the-counter derivatives are valued using independent broker quotes, which are based on unobservable market data and classified within Level 3.

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

The fair value measurement of the indexed annuities/IUL embedded derivatives included in contractholder funds is determined through a combination of market observable information and significant unobservable inputs using the option budget method. The market observable inputs are the market value of option and treasury rates. The significant unobservable inputs are the budgeted option cost (i.e., the expected cost to purchase equity options in future periods to fund the equity indexed linked feature), surrender rates, mortality multiplier and non-performance spread. The mortality multiplier at June 30, 2024 and December 31, 2023 was applied to the 2012 Individual Annuity mortality tables. Increases or decreases in the market value of an option in isolation would result in a higher or lower, respectively, fair value measurement. Increases or decreases in treasury rates, mortality multiplier, surrender rates, or non-performance spread in isolation would result in a lower or higher fair value measurement, respectively. Generally, a change in any one unobservable input would not directly result in a change in any other unobservable input.

Investments in Unconsolidated affiliates

We have elected the fair value option (“FVO”) for certain investments in unconsolidated affiliates as we believe this better aligns them with other investments in unconsolidated affiliates that are measured using NAV as a practical expedient in determining fair value. Investments measured using the FVO are included in Level 3 and the fair value of these investments are determined using either a multiple of the affiliates’ EBITDA, which is derived from market analysis of transactions involving comparable companies, or an adjusted transaction value, which contemplates measures such as EBITDA margins, revenue growth over certain time periods, growth opportunities and marketability. The fair values are based on the affiliates’ financial information. The inputs are usually considered unobservable, as not all market participants have access to this data.

Short-term Investments

The carrying amounts reported in the unaudited Condensed Consolidated Balance Sheets for these instruments approximate fair value.

Other Long-term Investments

We hold a fund-linked note, which provides for an additional payment at maturity based on the value of an embedded derivative based on the actual return of a dedicated return fund. Fair value of the embedded derivative is based on an unobservable input, the NAV of the fund at the balance sheet date. The embedded derivative is similar to a equity option on the net asset value of the fund with a strike price of zero since we will not be required to make any additional payments at maturity of the fund-linked note in order to receive the NAV of the fund on the maturity date. A Black-Scholes model determines the NAV of the fund as the fair value of the equity option regardless of the values used for the other inputs to the option pricing model. The NAV of the fund is provided by the fund manager at the end of each calendar month and represents the value an investor would receive if it withdrew its investment on the balance sheet date. Therefore, the key unobservable input used in the Black-Scholes model is the value of the fund. As the value of the fund increases or decreases, the fair value of the embedded derivative will increase or decrease. See further discussion on the available-for-sale embedded derivative in Note D - Derivative Financial Instruments.

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

Quantitative information regarding significant unobservable inputs used for recurring Level 3 fair value measurements of financial instruments carried at fair value as of June 30, 2024 and December 31, 2023, excluding assets and liabilities for which significant quantitative unobservable inputs are not developed internally and not readily available to the Company (primarily those valued using broker quotes and certain third-party pricing services), are as follows (in millions):

		Valuation Technique	Unobservable Input(s)	Range (Weighted average)
	Fair Value at
	June 30, 2024			June 30, 2024
Assets
Asset-backed securities	$86	Third-Party Valuation	Discount Rate	5.44% - 7.16% (6.32%)
Corporates	739	Third-Party Valuation	Discount Rate	4.13% - 18.41% (7.27%)
Residential mortgage-backed securities	3	Third-Party Valuation	Discount Rate	5.81% - 5.81% (5.81%)
Foreign Governments	5	Third-Party Valuation	Discount Rate	6.99% - 6.99% (6.99%)
Investment in unconsolidated affiliates	358	Market Comparable Company Analysis	EBITDA Multiple	12.0x - 25.3x (17.1x)
		Adjusted Transaction Value	N/A	N/A
Other long-term investments:
Available-for-sale embedded derivative	31	Black Scholes Model	Market Value of AnchorPath Fund	100.00%
Market risk benefits asset	103	Discounted Cash Flow	Mortality	100.00% - 100.00% (100.00%)
			Surrender Rates	0.25% - 10.00% (5.06%)
			Partial Withdrawal Rates	2.00% - 23.26% (2.49%)
			Non-Performance Spread	0.39% - 1.13% (0.89%)
			GMWB Utilization	50.00% - 60.00% (50.63%)
Total financial assets at fair value (a)	$1,325

		Valuation Technique	Unobservable Input(s)	Range (Weighted average)
Fair Value at
	June 30, 2024			June 30, 2024
Liabilities
Derivatives:
Indexed annuity/IUL embedded derivatives, included in contractholder funds	$4,848	Discounted Cash Flow	Market Value of Option	0.00% - 23.22% (3.51%)
			Mortality Multiplier	100.00% - 100.00% (100.00%)
			Surrender Rates	0.25% - 70.00% (6.74%)
			Partial Withdrawals	2.00% - 35.71% (2.73%)
			Non-Performance Spread	0.39% - 1.13% (0.89%)
			Option Cost	0.07% - 5.70% (2.54%)
Contingent consideration	63	Discounted Cash Flow	Risk-Adjusted Discount Rate	13.50% - 13.50% (13.50%)
			EBITDA Volatility	35.00% - 35.00% (35.00%)
			Counterparty Discount Rate	7.00% - 7.00% (7.00%)
Market risk benefits liability	459	Discounted Cash Flow	Mortality	100.00% - 100.00% (100.00%)
			Surrender Rates	0.25% - 10.00% (5.06%)
			Partial Withdrawal Rates	2.00% - 23.26% (2.49%)
			Non-Performance Spread	0.39% - 1.13% (0.89%)
			GMWB Utilization	50.00% - 60.00% (50.63%)
Total financial liabilities at fair value (a)	$5,370
(a) Assets of $9,674 million and liabilities of $28 million for which significant quantitative unobservable inputs are not developed internally and not readily available to the Company (primarily those valued using broker quotes and certain third-party pricing services) are excluded from the respective totals in the table above.

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

The following tables summarize changes to the Company’s financial instruments carried at fair value and classified within Level 3 of the fair value hierarchy for the three and six months ended June 30, 2024 and 2023 (in millions). The gains and losses below may include changes in fair value due in part to observable inputs that are a component of the valuation methodology.

	Three months ended June 30, 2024
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period	Change in Unrealized Gains (Losses) Incl in OCI
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities, available-for-sale:
Asset-backed securities	$7,736	$27	$6	$704	$(60)	$(344)	$(27)	$8,042	$3
Commercial mortgage-backed securities	12	—	—	57	—	—	(54)	15	—
Corporates	2,178	—	—	303	(93)	(20)	(18)	2,350	—
Municipals	18	—	—	—	(18)	—	—	—	—
Residential mortgage-backed securities	4	—	—	—	—	—	(1)	3	—
Foreign Governments	5	—	—	—	—	—	—	5	—
Preferred securities	7	—	—	—	—	—	—	7	—
Derivative investments	9	(2)	1	—	—	—	—	8	1
Investment in unconsolidated affiliates	343	15	—	—	—	—	—	358	—
Short term investments	9	—	—	62	—	—	—	71	—
Other long-term investments:
Available-for-sale embedded derivative	30	—	1	—	—	—	—	31	1
Credit linked note	9	1	—	—	—	(4)	—	6	—
Subtotal assets at Level 3 fair value	$10,360	$41	$8	$1,126	$(171)	$(368)	$(100)	$10,896	$5
Market risk benefits asset (b)	95							103
Total assets at Level 3 fair value	$10,455							$10,999
Liabilities
Indexed annuity/ IUL embedded derivatives, included in contractholder funds	$4,679	$(56)	$—	$333	$—	$(108)	$—	$4,848	$—
Interest rate swaps	19	9		—	—	—	—	28
Contingent consideration	57	6	—	—	—	—	—	63	—
Subtotal liabilities at Level 3 fair value	$4,755	$(41)	$—	$333	$—	$(108)	$—	$4,939	$—
Market risk benefits liability (b)	425							459
Total liabilities at Level 3 fair value	$5,180							$5,398
(a) The net transfers out of Level 3 during the three months ended June 30, 2024 were exclusively to Level 2.
(b) Refer to Note G - Market Risk Benefits for roll forward activity of the net Market Risk Benefits Asset and Liability.

	Three months ended June 30, 2023
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period	Change in Unrealized Included in OCI
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities, available-for-sale:
Asset-backed securities	$6,300	$(3)	$15	$379	$(15)	$(151)	$(15)	$6,510	$14
Commercial mortgage-backed securities	29	—	—	—	—	—	(12)	17	—
Corporates	1,532	—	(33)	125	—	(14)	8	1,618	(33)
Municipals	32	—	17	—	—	—	—	49	17
Residential mortgage-backed securities	12	—	—	24	—	—	(8)	28	—
Foreign Governments	16	—	—	—	—	—	—	16	—
Preferred securities	—	—	—	—	—	—	6	6	—
Investment in unconsolidated affiliates	107	—	—	90	—	—	—	197	—
Short-term investments	23	—	—	103	—	—	—	126	—
Other long-term investments:
Available-for-sale embedded derivative	25	—	1	—	—	—	—	26	1
Credit linked note	13	—	—	—	—	—	—	13	—
Secured borrowing receivable	10	—	—	—	—	—	—	10	—
Subtotal assets at Level 3 fair value	$8,099	$(3)	$—	$721	$(15)	$(165)	$(21)	$8,616	$(1)
Market risk benefits asset (b)	106							118
Total assets at Level 3 fair value	$8,205							$8,734
Liabilities
Indexed annuity/IUL embedded derivatives, included in contractholder funds	$3,569	$197	$—	$93	$—	$(38)	$—	$3,821	$—
Subtotal liabilities at Level 3 fair value	$3,569	$197	$—	$93	$—	$(38)	$—	$3,821	$—
Market risk benefits liability (b)	324							313
Total liabilities at Level 3 fair value	$3,893							$4,134
(a)The net transfers out of Level 3 during the three months ended June 30, 2023 were to Level 2.
(b)Refer to Note G - Market Risk Benefits for roll forward activity of the net Market Risk Benefits Asset and Liability.

	Six months ended June 30, 2024
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period	Change in Unrealized Gains (Losses) Incl in OCI
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities, available-for-sale:
Asset-backed securities	$7,122	$15	$110	$1,466	$(79)	$(546)	$(46)	$8,042	$107
Commercial mortgage-backed securities	18	—	—	58	—	—	(61)	15	—
Corporates	1,970	—	13	520	(93)	(42)	(18)	2,350	13
Municipals	49	—	1	—	(50)	—	—	—	1
Residential mortgage-backed securities	3	—	—	1	—	—	(1)	3	—
Foreign Governments	16	—	—	—	—	(11)	—	5
Preferred securities	7	—	—	—	—	—	—	7	—
Derivative investments	57	(50)	1	—	—	—	—	8	1
Investment in unconsolidated affiliates	285	73	—	—	—	—	—	358	—
Short term investments	—	—	—	71	—	—	—	71	—
Other long-term investments:
Available-for-sale embedded derivative	27	—	4	—	—	—	—	31	4
Credit linked note	10	1	—	—	—	(5)	—	6	—
Subtotal assets at Level 3 fair value	$9,564	$39	$129	$2,116	$(222)	$(604)	$(126)	$10,896	$126
Market risk benefits asset (b)	88							103
Total assets at Level 3 fair value	$9,652							$10,999
Liabilities
Indexed annuity/ IUL embedded derivatives, included in contractholder funds	$4,258	$144	$—	$621	$—	$(175)	$—	$4,848	$—
Interest rate swaps	—	28	—	—	—	—	—	28	—
Contingent consideration (c)	—	15	—	48	—	—	—	63	—
Subtotal liabilities at Level 3 fair value	$4,258	$187	$—	$669	$—	$(175)	$—	$4,939	$—
Market risk benefits liability (b)	403							459
Total liabilities at Level 3 fair value	$4,661							$5,398
(a) The net transfers out of Level 3 during the six months ended June 30, 2024 were exclusively to Level 2.
(b) Refer to Note G - Market Risk Benefits for roll forward activity of the net Market Risk Benefits Asset and Liability
(c) The initial contingent consideration recorded in the Roar transaction is included in purchases in the table above. Refer to Note P - Acquisition for more information.

	Six months ended June 30, 2023
	Balance at Beginning of Period	Total Gains (Losses)		Purchases		Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period	Change in Unrealized Gains (Losses) Incl in OCI
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities, available-for-sale:
Asset-backed securities	$6,263	$(11)	$33	$795		$(98)	$(386)	$(86)	$6,510	$32
Commercial mortgage-backed securities	37	—	1	12		—	—	(33)	17	1
Corporates	1,427	(1)	(56)	259		—	(19)	8	1,618	(56)
Municipals	29	—	20	—		—	—	—	49	20
Residential mortgage-backed securities	302	1	8	32		—	(8)	(307)	28	8
Foreign Governments	16	—	—	—		—	—	—	16	—
Preferred securities	—	—	—	—		—	—	6	6	—
Investment in unconsolidated affiliates	23	—	—	174		—	—	—	197	—
Short term investments	—	—	—	126		—	—	—	126	—
Other long-term investments:
Available-for-sale embedded derivative	23	—	3	—		—	—	—	26	3
Credit linked note	15	—	—	—	0	—	(2)	—	13	—
Secured borrowing receivable	10	—	—	—		—	—	—	10	—
Subtotal assets at Level 3 fair value	$8,145	$(11)	$9	$1,398		$(98)	$(415)	$(412)	$8,616	$8
Market risk benefits asset (b)	117								118
Total assets at Level 3 fair value	$8,262								$8,734
Liabilities
Indexed annuity/ IUL embedded derivatives, included in contractholder funds	3,115	582	—	189		—	(65)	—	3,821	—
Subtotal liabilities at Level 3 fair value	$3,115	$582	$—	$189		$—	$(65)	$—	$3,821	$—
Market risk benefits liability (b)	282								313
Total liabilities at Level 3 fair value	$3,397								$4,134
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

Debt

The fair value of debt, with the exception of the Revolving Credit Facility, is based on quoted market prices of debt with similar credit risk and tenor. The inputs used to measure the fair value of these debts results in a Level 2 classification within the fair value hierarchy.

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

	June 30, 2024
	Level 1	Level 2	Level 3	NAV	Total Estimated Fair Value	Carrying Amount
Assets
FHLB common stock	$—	$153	$—	$—	$153	$153
Commercial mortgage loans	—	—	2,254	—	2,254	2,560
Residential mortgage loans	—	—	2,568	—	2,568	2,879
Investments in unconsolidated affiliates	—	—	5	3,342	3,347	3,347
Policy loans	—	—	86	—	86	86
Company-owned life insurance	—	—	384	—	384	384
Total	$—	$153	$5,297	$3,342	$8,792	$9,409

Liabilities
Investment contracts, included in contractholder funds	$—	$—	$43,947	$—	$43,947	$48,753
Debt	—	2,077	—	—	2,077	2,038
Total	$—	$2,077	$43,947	$—	$46,024	$50,791

	December 31, 2023
	Level 1	Level 2	Level 3	NAV	Total Estimated Fair Value	Carrying Amount
Assets
FHLB common stock	$—	$138	$—	$—	$138	$138
Commercial mortgage loans	—	—	2,253	—	2,253	2,538
Residential mortgage loans	—	—	2,545	—	2,545	2,798
Investments in unconsolidated affiliates	—	—	7	2,779	2,786	2,786
Policy loans	—	—	71	—	71	71
Company-owned life insurance	—	—	362	—	362	362
Total	$—	$138	$5,238	$2,779	$8,155	$8,693
Liabilities
Investment contracts, included in contractholder funds	$—	$—	$40,229	$—	$40,229	$44,540
Debt	—	1,777	—	—	1,777	1,754
Total	$—	$1,777	$40,229	$—	$42,006	$46,294

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

	June 30, 2024
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
Asset-backed securities	$15,682	$(11)	$240	$(359)	$15,552
Commercial mortgage-backed securities	5,157	(46)	34	(215)	4,930
Corporates	21,024	—	92	(2,738)	18,378
Hybrids	678	—	4	(43)	639
Municipals	1,658	—	7	(243)	1,422
Residential mortgage-backed securities	2,532	(1)	28	(114)	2,445
U.S. Government	238	—	2	(3)	237
Foreign Governments	267	—	—	(44)	223
Total AFS securities	$47,236	$(58)	$407	$(3,759)	$43,826

	December 31, 2023
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
Asset-backed securities	$14,623	$(11)	$191	$(469)	$14,334
Commercial mortgage-backed securities	4,732	(22)	23	(323)	4,410
Corporates	18,780	—	178	(2,379)	16,579
Hybrids	668	—	3	(53)	618
Municipals	1,776	—	14	(223)	1,567
Residential mortgage-backed securities	2,501	(2)	29	(104)	2,424
U.S. Government	258	—	4	(1)	261
Foreign Governments	263	—	2	(39)	226
Total AFS securities	$43,601	$(35)	$444	$(3,591)	$40,419

As of June 30, 2024 and December 31, 2023, the Company held $53 million and $47 million, respectively, of investments that were non-income producing for a period greater than twelve months.

As of June 30, 2024 and December 31, 2023, the Company's accrued interest receivable balance was $523 million and $469 million, respectively. Accrued interest receivable is classified within Prepaid expenses and other assets within the unaudited Condensed Consolidated Balance Sheets.

In accordance with our FHLB agreements, the investments supporting the funding agreement liabilities are pledged as collateral to secure the FHLB funding agreement liabilities and are not available to us for general purposes. The collateral investments had a fair value of $4,886 million and $4,345 million as of June 30, 2024 and December 31, 2023, respectively.

The amortized cost and fair value of fixed maturity securities by contractual maturities, as applicable, are shown below (in millions). Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	June 30, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Corporates, Non-structured Hybrids, Municipal, Foreign and U.S. Government Securities:
Due in one year or less	$426	$417	$383	$374
Due after one year through five years	3,784	3,696	3,207	3,129
Due after five years through ten years	3,804	3,645	2,822	2,680
Due after ten years	15,851	13,141	15,333	13,068
Subtotal	23,865	20,899	21,745	19,251
Other securities, which provide for periodic payments:
Asset-backed securities	15,682	15,552	14,623	14,334
Commercial mortgage-backed securities	5,157	4,930	4,732	4,410
Residential mortgage-backed securities	2,532	2,445	2,501	2,424
Subtotal	23,371	22,927	21,856	21,168
Total fixed maturity AFS securities	$47,236	$43,826	$43,601	$40,419

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

The activity in the allowance for expected credit losses of AFS securities aggregated by investment category was as follows (in millions):

	Three months ended June 30, 2024
		Additions			Reductions
	Balance at Beginning of Period	For credit losses on securities for which losses were not previously recorded	For initial credit losses on purchased securities accounted for as PCD financial assets (a)	(Additions) reductions in allowance recorded on previously impaired securities	For securities sold during the period	For securities intended/required to be sold prior to recovery of amortized cost basis	Write offs charged against the allowance	Recoveries of amounts previously written off	Balance at End of Period
AFS securities
Asset-backed securities	$(11)	$—	$—	$—	$—	$—	$—	$—	$(11)
Commercial mortgage-backed securities	(21)	(5)	—	(20)	—	—	—	—	(46)
Residential mortgage-backed securities	(1)	(1)	—	1	—	—	—	—	(1)
Total AFS securities	$(33)	$(6)	$—	$(19)	$—	$—	$—	$—	$(58)

	Three months ended June 30, 2023
		Additions			Reductions
	Balance at Beginning of Period	For credit losses on securities for which losses were not previously recorded	For initial credit losses on purchased securities accounted for as PCD financial assets (a)	(Additions) reductions in allowance recorded on previously impaired securities	For securities sold during the period	For securities intended/required to be sold prior to recovery of amortized cost basis	Write offs charged against the allowance	Recoveries of amounts previously written off	Balance at End of Period
AFS securities
Asset-backed securities	$(10)	$1	$—	$2	$—	$—	$—	—	$(7)
Commercial mortgage-backed securities	—	(20)	—	2	—	—	—	—	(18)
Residential mortgage-backed securities	(6)	(1)	—	—	—	—	—	—	(7)
Total AFS securities	$(16)	$(20)	$—	$4	$—	$—	$—	$—	$(32)

	Six months ended June 30, 2024
		Additions			Reductions
	Balance at Beginning of Period	For credit losses on securities for which losses were not previously recorded	For initial credit losses on purchased securities accounted for as PCD financial assets (a)	(Additions) reductions in allowance recorded on previously impaired securities	For securities sold during the period	For securities intended/required to be sold prior to recovery of amortized cost basis	Write offs charged against the allowance	Recoveries of amounts previously written off	Balance at End of Period
AFS securities
Asset-backed securities	$(11)	$(1)	$—	$1	$—	$—	$—	$—	$(11)
Commercial mortgage-backed securities	(22)	(5)	—	(19)	—	—	—	—	(46)
Residential mortgage-backed securities	(2)	(1)	—	2	—	—	—	—	(1)
Total AFS securities	$(35)	$(7)	$—	$(16)	$—	$—	$—	$—	$(58)

	Six months ended June 30, 2023
		Additions			Reductions
	Balance at Beginning of Period	For credit losses on securities for which losses were not previously recorded	For initial credit losses on purchased securities accounted for as PCD financial assets (a)	(Additions) reductions in allowance recorded on previously impaired securities	For securities sold during the period	For securities intended/required to be sold prior to recovery of amortized cost basis	Write offs charged against the allowance	Recoveries of amounts previously written off	Balance at End of Period
AFS securities
Asset-backed securities	$(8)	$(6)	$—	$7	$—	$—	$—	—	$(7)
Commercial mortgage-backed securities	(1)	(20)	—	3	—	—	—	—	(18)
Corporates	(15)	—	—	—	15	—	—	—	—
Residential mortgage-backed securities	(7)	(1)	—	1	—	—	—	—	(7)
Total AFS securities	$(31)	$(27)	$—	$11	$15	$—	$—	$—	$(32)
(a) Purchased credit deteriorated financial assets (“PCD”)

PCDs are AFS securities purchased at a discount, where part of that discount is attributable to credit. Credit loss allowances are calculated for these securities as of the date of their acquisition, with the initial allowance serving to increase amortized cost. There were no purchases of PCD AFS securities during the six months ended June 30, 2024 or for the year ended December 31, 2023.

The fair value and gross unrealized losses of AFS securities, excluding securities in an unrealized loss position with an allowance for expected credit loss, aggregated by investment category and duration of fair value below amortized cost as of June 30, 2024 and December 31, 2023 were as follows (dollars in millions):

	June 30, 2024
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS securities
Asset-backed securities	$1,322	$(33)	$3,951	$(317)	$5,273	$(350)
Commercial mortgage-backed securities	761	(6)	2,040	(197)	2,801	(203)
Corporates	3,857	(73)	10,646	(2,665)	14,503	(2,738)
Hybrids	73	(2)	484	(42)	557	(44)
Municipals	241	(40)	965	(203)	1,206	(243)
Residential mortgage-backed securities	447	(6)	790	(103)	1,237	(109)
U.S. Government	104	(1)	11	(1)	115	(2)
Foreign Government	35	(2)	144	(43)	179	(45)
Total AFS securities	$6,840	$(163)	$19,031	$(3,571)	$25,871	$(3,734)
Total number of AFS in an unrealized loss position less than twelve months						1,438
Total number of AFS securities in an unrealized loss position twelve months or longer						2,554
Total number of AFS securities in an unrealized loss position						3,992

	December 31, 2023
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS securities
Asset-backed securities	$1,707	$(56)	$5,835	$(404)	$7,542	$(460)
Commercial mortgage-backed securities	798	(53)	1,916	(234)	2,714	(287)
Corporates	2,273	(128)	9,779	(2,251)	12,052	(2,379)
Hybrids	60	(2)	483	(51)	543	(53)
Municipals	392	(48)	884	(174)	1,276	(222)
Residential mortgage-backed securities	334	(5)	660	(89)	994	(94)
U.S. Government	5	—	9	(1)	14	(1)
Foreign Government	25	(1)	145	(38)	170	(39)
Total AFS securities	$5,594	$(293)	$19,711	$(3,242)	$25,305	$(3,535)
Total number of AFS securities in an unrealized loss position less than twelve months						927
Total number of AFS securities in an unrealized loss position twelve months or longer						2,602
Total number of AFS securities in an unrealized loss position						3,529

We determined the unrealized losses were caused by higher treasury rates compared to those at the time of the FNF acquisition or the purchase of the security if later. For securities in an unrealized loss position as of June 30, 2024, our allowance for expected credit loss was $58 million. We believe the unrealized loss position for which we have not recorded an allowance for expected credit loss as of June 30, 2024 was primarily attributable to interest rate increases, near-term illiquidity, and other macroeconomic uncertainties as opposed to issuer specific credit concerns.

Mortgage Loans
Our mortgage loans are collateralized by commercial and residential properties.

Commercial Mortgage Loans

Commercial mortgage loans (“CMLs”) represented approximately 5% of our total investments as of June 30, 2024 and December 31, 2023. The mortgage loans in our investment portfolio, are generally comprised of high quality commercial first lien and mezzanine real estate loans. Mortgage loans are primarily on income producing properties including industrial properties, retail buildings, multifamily properties and office buildings. We diversify our CML portfolio by geographic region and property type to attempt to reduce concentration risk. We continuously evaluate CMLs based on relevant current information to ensure properties are performing at a consistent and acceptable level to secure the related debt. The distribution of CMLs, gross of valuation allowances, by property type and geographic region is reflected in the following tables (dollars in millions):

	June 30, 2024		December 31, 2023
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Property Type:
Hotel	$18	1%	$18	1%
Industrial	617	24%	616	24%
Mixed Use	11	—%	11	—%
Multifamily	1,006	39%	1,012	40%
Office	309	12%	316	13%
Retail	100	4%	102	4%
Student Housing	83	3%	83	3%
Other	430	17%	392	15%
Total CMLs, gross of valuation allowance	2,574	100%	2,550	100%
Allowance for expected credit loss	(14)		(12)
Total CMLs, net of valuation allowance	$2,560		$2,538

U.S. Region:
East North Central	$98	4%	$151	6%
East South Central	75	3%	75	3%
Middle Atlantic	354	14%	354	14%
Mountain	406	15%	352	14%
New England	92	3%	168	6%
Pacific	761	30%	766	30%
South Atlantic	616	24%	563	22%
West North Central	22	1%	4	—%
West South Central	150	6%	117	5%
Total CMLs, gross of valuation allowance	2,574	100%	2,550	100%
Allowance for expected credit loss	(14)		(12)
Total CMLs, net of valuation allowance	$2,560		$2,538

CMLs segregated by aging of the loans and charge offs (by year of origination) as of June 30, 2024 and December 31, 2023, were as follows, gross of valuation allowances (in millions):

	June 30, 2024
	Amortized Cost by Origination Year
	2024	2023	2022	2021	2020	Prior	Total
Current (less than 30 days past due)	$56	$216	$289	$1,253	$515	$245	$2,574
30-89 days past due	—	—	—	—	—	—	—
90 days or more past due	—	—	—	—	—	—	—
Total CMLs	$56	$216	$289	$1,253	$515	$245	$2,574

Charge offs	$—	$—	$—	$—	$—	$—	$—

	December 31, 2023
	Amortized Cost by Origination Year
	2023	2022	2021	2020	2019	Prior	Total
Current (less than 30 days past due)	$213	$288	$1,256	$512	$—	$259	$2,528
30-89 days past due	—	—	—	—	—	—	—
90 days or more past due	—	—	—	—	—	—	—
Total CMLs (a)	$213	$288	$1,256	$512	$—	$259	$2,528

Charge offs	$—	$—	$—	$—	$—	$3	$3
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

The following tables present the recorded investment in CMLs by LTV and DSC ratio categories and estimated fair value by the indicated loan-to-value ratios, gross of valuation allowances at June 30, 2024 and December 31, 2023 (dollars in millions):

	Debt-Service Coverage Ratios			Total Amount	% of Total	Estimated Fair Value	% of Total
	>1.25	1.00 - 1.25	<1.00
June 30, 2024
LTV Ratios:
Less than 50.00%	$516	$—	$10	$526	20%	$507	22%
50.00% to 59.99%	750	56	11	817	32%	725	32%
60.00% to 74.99%	1,159	57	—	1,216	47%	1,007	45%
75.00% to 84.99%	—	6	9	15	1%	15	1%
Total CMLs	$2,425	$119	$30	$2,574	100%	$2,254	100%

December 31, 2023
LTV Ratios:
Less than 50.00%	$519	$4	$10	$533	21%	$510	23%
50.00% to 59.99%	764	—	—	764	30%	679	30%
60.00% to 74.99%	1,160	56	—	1,216	48%	1,028	46%
75.00% to 84.99%	—	6	9	15	1%	14	1%
Total CMLs (a)	$2,443	$66	$19	$2,528	100%	$2,231	100%
(a) Excludes loans under development with an amortized cost and estimated fair value of $22 million.

	June 30, 2024
	Amortized Cost by Origination Year
	2024	2023	2022	2021	2020	Prior	Total
LTV Ratios:
Less than 50.00%	$—	$88	$18	$74	$235	$111	$526
50.00% to 59.99%	56	53	149	267	158	134	817
60.00% to 74.99%	—	69	113	912	122	—	1,216
75.00% to 84.99%	—	6	9	—	—	—	15
Total CMLs	$56	$216	$289	$1,253	$515	$245	$2,574

DSCR
Greater than 1.25x	$—	$156	$278	$1,241	$515	$235	$2,425
1.00x - 1.25x	56	60	3	—	—	—	119
Less than 1.00x	—	—	8	12	—	10	30
Total CMLs	$56	$216	$289	$1,253	$515	$245	$2,574

	December 31, 2023
	Amortized Cost by Origination Year
	2023	2022	2021	2020	2019	Prior	Total
LTV Ratios:
Less than 50.00%	$85	$17	$77	$232	$—	$122	$533
50.00% to 59.99%	53	149	267	158	—	137	764
60.00% to 74.99%	69	113	912	122	—	—	1,216
75.00% to 84.99%	6	9	—	—	—	—	15
Total CMLs (a)	$213	$288	$1,256	$512	$—	$259	$2,528

DSCR
Greater than 1.25x	$154	$276	$1,256	$512	$—	$245	$2,443
1.00x - 1.25x	59	3	—	—	—	4	66
Less than 1.00x	—	9	—	—	—	10	19
Total CMLs (a)	$213	$288	$1,256	$512	$—	$259	$2,528
(a) Excludes loans under development with an amortized cost and estimated fair value of $22 million.

We recognize a mortgage loan as delinquent when payments on the loan are greater than 30 days past due. At June 30, 2024 and December 31, 2023 we had no CMLs that were delinquent in principal or interest payments as shown in the risk rating exposure table above.

Residential Mortgage Loans
Residential mortgage loans (“RMLs”) represented approximately 5% of our total investments as of June 30, 2024 and December 31, 2023. Our RMLs are primarily closed end, amortizing loans and 100% of the properties are located in the United States. We diversify our RML portfolio by state to attempt to reduce concentration risk. The distribution of RMLs by state with highest-to-lowest concentration are reflected in the following tables, gross of valuation allowances (dollars in millions):

	June 30, 2024
	Amortized Cost	% of Total
U.S. State:
Florida	$157	5%
California	137	5%
All other states (a)	2,635	90%
Total RMLs, gross of valuation allowance	2,929	100%
Allowance for expected credit loss	(50)
Total RMLs, net of valuation allowance	$2,879
(a) The individual concentration of each state is equal to or less than 5% as of June 30, 2024.

	December 31, 2023
	Amortized Cost	% of Total
U.S. State:
Florida	$163	6%
New York	129	5%
Texas	129	5%
All other states (a)	2,431	84%
Total RMLs, gross of valuation allowance	2,852	100%
Allowance for expected credit loss	(54)
Total RMLs, net of valuation allowance	$2,798
(a) The individual concentration of each state is equal to or less than 5% as of December 31, 2023.

RMLs have a primary credit quality indicator of either a performing or nonperforming loan. We define non-performing residential mortgage loans as those that are 90 or more days past due or in non-accrual status, which is assessed monthly. The credit quality of RMLs as of June 30, 2024 and December 31, 2023, was as follows (dollars in millions):

	June 30, 2024		December 31, 2023
Performance indicators:	Amortized Cost	% of Total	Amortized Cost	% of Total
Performing	$2,867	98%	$2,795	98%
Non-performing	62	2%	57	2%
Total RMLs, gross of valuation allowance	2,929	100%	2,852	100%
Allowance for expected loan loss	(50)		(54)
Total RMLs, net of valuation allowance	$2,879		$2,798

There were no charge offs recorded by RMLs during the six months ended June 30, 2024 or during the year ended December 31, 2023. RMLs segregated by aging of the loans (by year of origination) as of June 30, 2024 and December 31, 2023, were as follows, gross of valuation allowances (in millions):

	June 30, 2024
	Amortized Cost by Origination Year
	2024	2023	2022	2021	2020	Prior	Total
Current (less than 30 days past due)	$142	$374	$964	$836	$181	$330	$2,827
30-89 days past due	—	4	7	17	2	10	40
90 days or more past due	—	—	10	18	11	23	62
Total RML mortgages	$142	$378	$981	$871	$194	$363	$2,929

	December 31, 2023
	Amortized Cost by Origination Year
	2023	2022	2021	2020	2019	Prior	Total
Current (less than 30 days past due)	$373	$985	$854	$192	$183	$192	$2,779
30-89 days past due	—	4	7	3	—	2	16
90 days or more past due	—	6	16	13	21	1	57
Total RML mortgages	$373	$995	$877	$208	$204	$195	$2,852

    Non-accrual loans by amortized cost as of June 30, 2024 and December 31, 2023, were as follows (in millions):

Amortized cost of loans on non-accrual	June 30, 2024	December 31, 2023
Residential mortgage:	$62	$57
Commercial mortgage:	—	—
Total non-accrual mortgages	$62	$57

Immaterial interest income was recognized on non-accrual financing receivables for the three and six months ended June 30, 2024 and June 30, 2023.

It is our policy to cease to accrue interest on loans that are delinquent for 90 days or more. For loans less than 90 days delinquent, interest is accrued unless it is determined that the accrued interest is not collectible. If a loan becomes 90 days or more delinquent, it is our general policy to initiate foreclosure proceedings unless a workout arrangement to bring the loan current is in place. As of June 30, 2024 and December 31, 2023, we had $62 million and $57 million respectively, of mortgage loans that were over 90 days past due.

As of June 30, 2024 and December 31, 2023, we had $63 million and $41 million, respectively, of residential mortgage loans that were in the process of foreclosure.

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

The allowances for our mortgage loan portfolio are summarized as follows (in millions):

	Three months ended June 30, 2024			Six months ended June 30, 2024
	Residential Mortgage	Commercial Mortgage	Total	Residential Mortgage	Commercial Mortgage	Total
Beginning Balance	$(54)	$(13)	$(67)	$(54)	$(12)	$(66)
Provision (expense) benefit for loan losses	4	(1)	3	4	(2)	2
Ending Balance	$(50)	$(14)	$(64)	$(50)	$(14)	$(64)

	Three months ended June 30, 2023			Six months ended June 30, 2023
	Residential Mortgage	Commercial Mortgage	Total	Residential Mortgage	Commercial Mortgage	Total
Beginning Balance	$(48)	$(12)	$(60)	$(32)	$(10)	$(42)
Provision (expense) benefit for loan losses	(3)	(1)	(4)	(19)	(3)	(22)
Ending Balance	$(51)	$(13)	$(64)	$(51)	$(13)	$(64)

An allowance for expected credit loss is not measured on accrued interest income for commercial mortgage loans as we have a process to write-off interest on loans that enter into non-accrual status (90 days or more past due). Allowances for expected credit losses are measured on accrued interest income for residential mortgage loans and were immaterial for the three and six months ended June 30, 2024 and June 30, 2023.

Interest and Investment Income

The major sources of Interest and investment income reported on the accompanying unaudited Condensed Consolidated Statements of Operations were as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Fixed maturity securities, available-for-sale	$542	$448	$1,058	$880
Equity securities	5	4	11	9
Preferred securities	7	12	13	22
Mortgage loans	65	57	131	108
Invested cash and short-term investments	34	17	62	33
Limited partnerships	97	44	151	101
Other investments	6	5	16	14
Gross investment income	756	587	1,442	1,167
Investment expense	(72)	(62)	(142)	(123)
Interest and investment income	$684	$525	$1,300	$1,044

Interest and investment income is shown net of amounts attributable to certain funds withheld reinsurance agreements which is passed along to the reinsurer in accordance with the terms of these agreements. Interest and investment income attributable to these agreements, and thus excluded from the totals in the table above, was $155 million and $282 million for the three and six months ended June 30, 2024, respectively, and $76 million and $134 million for the three and six months ended June 30, 2023, respectively.

Recognized Gains and (Losses), Net

Details underlying Recognized gains and (losses), net reported on the accompanying unaudited Condensed Consolidated Statements of Operations were as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net realized gains (losses) on fixed maturity available-for-sale securities	$23	$(52)	$4	$(96)
Net realized/unrealized gains on equity securities (a)	9	3	8	8
Net realized/unrealized gains (losses) on preferred securities (b)	(2)	5	8	(4)
Net realized/unrealized gains on other invested assets	7	15	65	15
Change in allowance for expected credit losses	(23)	(21)	(23)	(29)
Derivatives and embedded derivatives:
Realized gains (losses) on certain derivative instruments	14	(65)	35	(154)
Unrealized gains (losses) on certain derivative instruments	(55)	164	103	311
Change in fair value of reinsurance related embedded derivatives (c)	10	17	(8)	(2)
Change in fair value of other derivatives and embedded derivatives	—	1	3	3
Realized gains (losses) on derivatives and embedded derivatives	(31)	117	133	158
Recognized gains and (losses), net	$(17)	$67	$195	$52
(a) Includes net valuation gains of $9 million and $3 million for the three months ended June 30, 2024 and June 30, 2023, respectively, and net valuation gains of $8 million and $8 million for the six months ended June 30, 2024 and June 30, 2023, respectively.
(b) Includes net valuation (losses) gains of $(1) million and $19 million for the three months ended June 30, 2024 and June 30, 2023, respectively, and net valuation gains of $8 million and $44 million for the six months ended June 30, 2024 and June 30, 2023, respectively.
(c) Change in fair value of reinsurance related embedded derivatives is due to activity related to reinsurance treaties.

Recognized gains and (losses), net is shown net of amounts attributable to certain funds withheld reinsurance agreements which are passed along to the reinsurer in accordance with the terms of these agreements. Recognized gains and (losses) attributable to these agreements, and thus excluded from the totals in the table above, were $10 million and $(9) million for the three and six months ended June 30, 2024, respectively, and $21 million and $(1) million for the three and six months ended June 30, 2023.

The proceeds from the sale of fixed-maturity securities and the gross gains and losses associated with those transactions were as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Proceeds	$577	$608	$1,155	$1,053
Gross gains	10	2	18	5
Gross losses	(8)	(30)	(32)	(79)

Unconsolidated Variable Interest Entities

We own investments in variable interest entities (“VIEs”) that are not consolidated within our financial statements. A VIE is an entity that does not have sufficient equity to finance its own activities without additional financial support, where investors lack certain characteristics of a controlling financial interest, or where the entity is structured with non-substantive voting rights. VIEs are consolidated by their ‘primary beneficiary’, a designation given to an entity that receives both the benefits from the VIE as well as the substantive power to make its key economic decisions. While we participate in the benefits from VIEs in which we invest, but do not consolidate, the substantive power to make the key economic decisions for each respective VIE resides with entities not under our common control. It is for this reason that we are not considered the primary beneficiary for the VIE investments that are not consolidated.
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

The following table summarizes the carrying value and the maximum loss exposure of our unconsolidated VIEs as of June 30, 2024 and December 31, 2023 (in millions):

	June 30, 2024		December 31, 2023
	Carrying Value	Maximum Loss Exposure	Carrying Value	Maximum Loss Exposure
Investment in unconsolidated affiliates	$3,705	$5,381	$3,071	$4,806
Fixed maturity securities	22,599	24,323	20,837	22,346
Total unconsolidated VIE investments	$26,304	$29,704	$23,908	$27,152

Concentrations

Our underlying investment concentrations that exceed 10% of shareholders equity are as follows (in millions):

	June 30, 2024	December 31, 2023
Blackstone Wave Asset Holdco (a)	$736	$725
ELBA (b)	459	463
COLI (c)	—	324
(a)Represents a special purpose vehicle that holds investments in numerous limited partnership investments whose underlying investments are further diversified by holding interest in multiple individual investments and industries.
(b)Represents special purpose vehicles that hold an underlying minority ownership interest in a single operating liquified natural gas export facility.
(c)Investment did not exceed 10% of shareholder’s equity as of June 30, 2024.

Note D — Derivative Financial Instruments

The carrying amounts of derivative instruments, including derivative instruments embedded in indexed annuities and IUL contracts, and reinsurance is as follows (in millions):

	June 30, 2024	December 31, 2023
Assets:
Derivative investments:
Equity options	$1,024	$739
Interest rate swaps	7	57
Other derivative investments	1	1
Other long-term investments:
Other embedded derivatives	31	28
Prepaid expenses and other assets:
Reinsurance related embedded derivatives	144	152
Total	$1,207	$977

Liabilities:
Contractholder funds:
Indexed annuities/ IUL embedded derivatives	$4,848	$4,258
Accounts payable and accrued liabilities:
Interest rate swaps	28	—
Total	$4,876	$4,258
The change in fair value of derivative instruments included within Recognized gains and (losses), net in the accompanying unaudited Condensed Consolidated Statements of Operations is as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net investment gains (losses):
Equity options	$(23)	$98	$227	$153
Interest rate swaps	(25)	—	(105)	—
Futures contracts	5	—	11	5
Other derivative investments	2	—	5	(1)
Other embedded derivatives	—	2	3	3
Reinsurance related embedded derivatives	10	17	(8)	(2)
Total net investment gains	$(31)	$117	$133	$158

Benefits and other changes in policy reserves:
Indexed annuities/ IUL embedded derivatives increase	$169	$252	$590	$706

Additional Disclosures

See descriptions of the fair value methodologies used for derivative financial instruments in Note B - Fair Value of Financial Instruments.

Indexed Annuities/IUL Embedded Derivative, Equity Options and Futures
We have indexed annuities and IUL contracts that permit the holder to elect an interest rate return or an equity index linked component, where interest credited to the contracts is linked to the performance of various equity indices, for example the S&P 500 Index. This feature represents an embedded derivative under GAAP. The indexed annuities/IUL embedded derivatives are valued at fair value and included in the liability for contractholder funds in the accompanying unaudited Condensed Consolidated Balance Sheets with changes in fair value included as a component of Benefits and other changes in policy reserves in the unaudited Condensed Consolidated Statements of Operations.

We purchase derivatives consisting of a combination of equity options and futures contracts (specifically for indexed annuity contracts) on the applicable market indices to fund the index credits due to indexed annuity/IUL contractholders. The equity options are one, two, three, five, and six year options purchased to match the funding requirements of the underlying policies. On the respective anniversary dates of the indexed policies, the index used to compute the interest credit is reset and we purchase new equity options to fund the next index credit. We manage the cost of these purchases through the terms of our indexed annuities/IUL contracts, which permit us to change caps, spreads or participation rates, subject to guaranteed minimums, on each contract’s anniversary date. The change in the fair value of the equity options and futures contracts is generally designed to offset the portion of the change in the fair value of the indexed annuities/IUL embedded derivatives related to index performance through the current credit period. The equity options and futures contracts are marked to fair value with the change in fair value included as a component of Recognized gains and (losses), net, in the accompanying unaudited Condensed Consolidated Statements of Operations. The change in fair value of the equity options and futures contracts includes the gains and losses recognized at the expiration of the instrument term or upon early termination and the changes in fair value of open positions.

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

Credit Risk

We are exposed to credit loss in the event of non-performance by our counterparties and reflect assumptions regarding this non-performance risk in the fair value of our derivatives. The non-performance risk is the net counterparty exposure based on the fair value of the open contracts less collateral held. We maintain a policy of requiring all derivative contracts to be governed by an International Swaps and Derivatives Association (“ISDA”) Master Agreement.

We manage credit risk related to non-performance by our counterparties by (i) entering into derivative transactions with creditworthy counterparties; (ii) obtaining collateral, such as cash and securities when appropriate; (iii) establishing counterparty exposure limits, which are subject to periodic management review.

Information regarding our exposure to credit loss on the derivative instruments we hold, excluding futures contracts, is presented below (in millions):

	Notional Amount	Fair Value	Collateral	Net Credit Risk
June 30, 2024	$34,353	$1,004	$1,011	$36
December 31, 2023	29,968	796	775	39

Collateral Agreements

We are required to maintain minimum ratings as a matter of routine practice as part of our over-the-counter derivative agreements on ISDA forms. Under some ISDA agreements, we have agreed to maintain certain financial strength ratings. A downgrade below these levels provides the counterparty under the agreement the right to terminate the open derivative contracts between the parties, at which time any amounts payable by us or the counterparty would be dependent on the market value of the underlying contracts. Our current rating does not allow any counterparty the right to terminate ISDA agreements. In certain transactions, both us and the counterparty have entered into a collateral support agreement requiring either party to post collateral when the net exposures exceed pre-determined thresholds. For all counterparties, except one, this threshold is set to zero. As of June 30, 2024 and December 31, 2023 counterparties posted collateral of $1,011 million and $775 million, respectively, of which $809 million and $588 million, respectively, is included in Cash and cash equivalents with an associated payable for this collateral included in Accounts payable and accrued liabilities on the unaudited Condensed Consolidated Balance Sheets. Accordingly, the maximum amount of loss due to credit risk that we would incur if parties to the derivatives failed completely to perform according to the terms of the contracts was $36 million at June 30, 2024 and $39 million at December 31, 2023.

We are required to pay our counterparties the effective federal funds interest rate each day for cash collateral posted to us. Cash collateral is reinvested in overnight investment sweep products, which are included in Cash and cash equivalents in the accompanying unaudited Condensed Consolidated Balance Sheets, to reduce the interest cost.

We held 322 and 439 futures contracts at June 30, 2024 and December 31, 2023, respectively. The fair value of the futures contracts represents the cumulative unsettled variation margin (open trade equity, net of cash settlements). We provide cash collateral to the counterparties for the initial and variation margin on the futures contracts, which is included in Cash and cash equivalents in the accompanying unaudited Condensed Consolidated Balance Sheets. The amount of cash collateral held by the counterparties for such contracts was $4 million at both June 30, 2024 and December 31, 2023.

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

The effects of reinsurance on net premiums earned and net benefits incurred (benefits paid and reserve changes) for the three and six months ended June 30, 2024 and June 30, 2023 were as follows (in millions):

	Three months ended June 30,				Six months ended June 30,
	2024		2023		2024		2023
	Net Premiums Earned	Net Benefits Incurred	Net Premiums Earned	Net Benefits Incurred	Net Premiums Earned	Net Benefits Incurred	Net Premiums Earned	Net Benefits Incurred
Direct	$357	$659	$510	$862	$977	$1,872	$811	$1,734
Ceded	(24)	(51)	(27)	(45)	(48)	(103)	(53)	(105)
Net	$333	$608	$483	$817	$929	$1,769	$758	$1,629

Amounts payable or recoverable for reinsurance on paid and unpaid claims are not subject to periodic or maximum limits. No policies issued by F&G have been reinsured with any foreign company, which is controlled, either directly or indirectly, by a party not primarily engaged in the business of insurance. F&G has not entered into any reinsurance agreements in which the reinsurer may unilaterally cancel any reinsurance for reasons other than non-payment of premiums or other similar credit issues. There have been no significant changes to reinsurance contracts for the three and six months ended June 30, 2024.

The following summarizes our reinsurance recoverable (in millions) as of June 30, 2024 and December 31, 2023:

Parent Company/ Principal Reinsurers	Reinsurance Recoverable (a)		Agreement Type	Products Covered	Accounting
	June 30, 2024	December 31, 2023
Aspida Life Re Ltd	$6,845	$6,128	Coinsurance Funds Withheld	Certain MYGA (b)	Deposit
Somerset Reinsurance Ltd	1,522	716	Coinsurance Funds Withheld	Certain MYGA (b) and DA	Deposit
Everlake Life Insurance Company	1,107	509	Coinsurance (c)	Certain MYGA (b) (c)	Deposit
Wilton Reassurance Company	1,069	1,092	Coinsurance	Block of traditional, IUL and UL (d)	Reinsurance
Other (e)	509	536
Reinsurance recoverable, gross of allowance for credit losses	11,052	8,981
Allowance for expected credit loss	(21)	(21)
Reinsurance recoverable, net of allowance for credit losses	$11,031	$8,960

(a) Reinsurance recoverables do not include unearned ceded premiums that would be recovered in the event of early termination of certain traditional life policies.
(b) The combined quota share flow reinsurance amongst all reinsurers for 2024 was 90% through May 31, 2024 and decreased to 30% in June, 2024. As of December 31, 2023, the combined quota share flow reinsurance amongst all reinsurers was 90%.

(c) Reinsurance recoverable is collateralized by assets placed in a statutory comfort trust by the reinsurer and maintained for our sole benefit.
(d) Also includes certain FGL Insurance life insurance policies that are subject to redundant reserves, reported on a statutory basis, under Regulation XXX and Guideline AXXX.
(e) Represents all other reinsurers, with no single reinsurer having a carrying value in excess of 5% of total reinsurance recoverable.

F&G incurred risk charge fees of $12 million and $10 million during the three months ended June 30, 2024 and 2023, respectively, and $22 million and $20 million during the six months ended June 30, 2024, and 2023, respectively, in relation to reinsurance agreements.

Credit Losses

F&G estimates expected credit losses on reinsurance recoverables using a probability of default/loss given default model. Significant inputs to the model include the reinsurer's credit risk, expected timing of recovery, industry-wide historical default experience, senior unsecured bond recovery rates, and credit enhancement features.
The expected credit loss reserves were as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Balance at beginning of period	$(21)	$(9)	$(21)	$(10)
Changes in the expected credit loss reserve	—	—	—	1
Balance at end of period	$(21)	$(9)	$(21)	$(9)

Concentration of Reinsurance Risk

As indicated above, F&G has a significant concentration of reinsurance risk with third party reinsurers, ASPIDA Life Re Ltd. (“Aspida Re”), Somerset Reinsurance Ltd. (“Somerset”), Everlake Life Insurance Company (“Everlake”), and Wilton Reinsurance (“Wilton Re”) that could have a material impact on our financial position in the event that any of these reinsurers fails to perform its obligations under the various reinsurance treaties. We monitor the financial condition and financial strength of individual reinsurers using public ratings (refer to table below) and ratings reports of individual reinsurers to attempt to reduce the risk of default by such reinsurers. In addition, the risk of non-performance is further mitigated with various forms of collateral or collateral arrangements, including secured trusts, funds withheld accounts and irrevocable letters of credit. We believe that all amounts due from Aspida Re, Somerset, Everlake, and Wilton Re for periodic treaty settlements, net of any applicable credit loss reserves, are collectible as of June 30, 2024. The following table presents financial strength ratings as of June 30, 2024:

Parent Company/Principal Reinsurers	Financial Strength Rating
	AM Best	S&P	Fitch	Moody's
Aspida Re	A-	—	—	—
Somerset	A-	BBB+	—	—
Everlake	A	—	—	—
Wilton Re	A+	—	A	—
“—” indicates not rated

Note F — Intangibles

The following table reconciles to Other intangible assets, net, on the unaudited Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023 (in millions):

	June 30, 2024	December 31, 2023
Value of business acquired (“VOBA”)	$1,429	$1,446
Deferred acquisition costs (“DAC”)	2,653	2,215
Deferred sales inducements (“DSI”)	450	346
Value of distribution asset	80	86
Computer software	70	65
Definite lived trademarks, tradenames, and other	100	41
Indefinite lived tradenames and other	8	8
Customer relationships	162	—
Total Other intangible assets, net	$4,952	$4,207

The following tables roll forward VOBA by product for the six months ended June 30, 2024 and June 30, 2023 (in millions):

	Indexed Annuities	Fixed Rate Annuities	Immediate Annuities	Universal Life	Traditional Life	Total
Balance at January 1, 2024	$1,025	$27	$191	$134	$69	$1,446
Amortization	(66)	(3)	(4)	(4)	(3)	(80)
Actuarial model updates and refinements (a)	—	—	—	—	63	63
Balance at June 30, 2024	$959	$24	$187	$130	$129	$1,429
(a) net of amortization of ($15 million).

	Indexed Annuities	Fixed Rate Annuities	Immediate Annuities	Universal Life	Traditional Life	Total
Balance at January 1, 2023	$1,166	$32	$201	$143	$73	$1,615
Amortization	(71)	(3)	(6)	(4)	(2)	(86)
Balance at June 30, 2023	$1,095	$29	$195	$139	$71	$1,529

VOBA amortization expense of $95 million and $86 million was recorded in Depreciation and amortization on the unaudited Condensed Consolidated Statements of Operations for the six months ended June 30, 2024 and June 30, 2023, respectively.

The following tables roll forward DAC by product for the six months ended June 30, 2024 and June 30, 2023 (in millions):

	Indexed Annuities	Fixed Rate Annuities	Universal Life	Total (a)
Balance at January 1, 2024	$1,378	$288	$545	$2,211
Capitalization	336	92	134	562
Amortization	(69)	(39)	(17)	(125)
Balance at June 30, 2024	$1,645	$341	$662	$2,648

	Indexed Annuities	Fixed Rate Annuities	Universal Life	Total (a)
Balance at January 1, 2023	$971	$83	$348	$1,402
Capitalization	249	91	109	449
Amortization	(47)	(20)	(16)	(83)
Reinsurance related adjustments	—	79	—	79
Balance at June 30, 2023	$1,173	$233	$441	$1,847
(a) Excludes insignificant amounts of DAC related to Funding Agreement Backed Note (“FABN”)

DAC amortization expense of $125 million and $83 million was recorded in Depreciation and amortization on the unaudited Condensed Consolidated Statements of Operations for the six months ended June 30, 2024 and June 30, 2023, respectively, excluding insignificant amounts related to FABN.

The following table presents a reconciliation of DAC to the table above which is reconciled to the unaudited Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023 (in millions):

	June 30, 2024	December 31, 2023
Indexed Annuities	$1,645	$1,378
Fixed Rate Annuities	341	288
Universal Life	662	545
Funding Agreements	5	4
Total	$2,653	$2,215

The following table rolls forward DSI for our indexed annuity products for the six months ended June 30, 2024 and June 30, 2023 (in millions):

	Six Months Ended June 30,
	2024	2023
Balance at January 1,	$346	$200
Capitalization	120	68
Amortization	(16)	(10)
Balance at June 30,	$450	$258

DSI amortization expense of $16 million and $10 million was recorded in Depreciation and amortization on the unaudited Condensed Consolidated Statements of Operations for the six months ended June 30, 2024 and June 30, 2023, respectively.

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

Six Months Ended June 30, 2024
Balance at January 1,	$—
Acquired	179
Amortization	(17)
Balance at June 30,	$162

The customer relationship intangible is being amortized over an estimated useful life of 12 years using an accelerated method, which takes into consideration expected customer attrition rates.

The following table shows the estimated amortization expense in future fiscal periods for customer relationship intangibles and VOBA for the in-force liabilities as of June 30, 2024 (in millions):

	Customer Relationship Intangibles	VOBA
Fiscal Year
2024	$16	$75
2025	28	142
2026	23	130
2027	19	119
2028	16	109
Thereafter	60	854
Total	$162	$1,429

Note G — Market Risk Benefits

The following table presents the balances of and changes in MRBs associated with indexed annuities and fixed rate annuities for the six months ended June 30, 2024 and the year ended December 31, 2023 (in millions):

	June 30, 2024		December 31, 2023
	Indexed annuities	Fixed rate annuities	Indexed annuities	Fixed rate annuities
Balance, beginning of period, net liability	$314	$1	$164	$1

Balance, beginning of period, before effect of changes in the instrument-specific credit risk	$209	$1	$102	$1
Issuances and benefit payments	29	—	(10)	—
Attributed fees collected and interest accrual	71	—	131	—
Actual policyholder behavior different from expected	19	—	27	—
Changes in assumptions and other	8	—	29	—
Effects of market related movements	(61)	—	(70)	—
Balance, end of period, before effect of changes in the instrument-specific credit risk	275	1	209	1
Effect of changes in the instrument-specific credit risk	80	—	105	—
Balance, end of period, net liability	$355	$1	$314	$1

Weighted-average attained age of policyholders weighted by total AV (years)	68.12	72.54	68.28	72.59
Net amount at risk	$1,185	$2	$1,059	$2

The following table reconciles MRBs by amounts in an asset position and amounts in a liability position to the MRBs amounts in the unaudited Condensed Consolidated Balance Sheets (in millions):

	June 30, 2024			December 31, 2023
	Asset	Liability	Net	Asset	Liability	Net
Indexed annuities	$103	$458	$355	$88	$402	$314
Fixed rate annuities	—	1	1	—	1	1
Total	$103	$459	$356	$88	$403	$315

The net MRB liability increased for the six months ended June 30, 2024, primarily as a result of collection of attributed fees and interest accrual as well as new MRB reserves for contracts issued within the period. These increases were partially offset by the effects of market related movements, including the impacts of higher risk-free rates and increases in the equity market related projections.

For the six months ended June 30, 2024, notable changes made to the inputs to the fair value estimates of MRBs calculations included an increase in risk-free rates leading to a favorable change in the MRBs associated with indexed annuities and fixed rate annuities; increases in the equity market related projections resulted in a decrease in the net amount at risk associated with indexed annuities, leading to a favorable change in the value of the associated MRBs.

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

Note H — Income Taxes

The effective tax rate for the three and six months ended June 30, 2024 was 20% and 19%. The effective tax rate for the three and six months ended June 30, 2023 was 20% and (63)%. The effective tax rate on pre-tax income for the six months ended June 30, 2024 differs from the U.S. Federal statutory rate of 21% primarily due to favorable permanent adjustments, including low income housing tax credits (“LIHTC”), the dividends received deduction (“DRD”), and company owned life insurance (“COLI”). The effective tax rate on pre-tax income for the three months ended June 30, 2024 differs from the U.S. Federal statutory rate of 21% primarily due to favorable permanent adjustments, including LIHTC, DRD, and COLI. The effective tax rate on pre-tax income for the six months ended June 30, 2023 differs from the U.S. Federal statutory rate of 21% primarily due to the valuation allowance recorded on capital deferred tax assets for U.S. Life companies, partially offset by favorable permanent adjustments, including LIHTC, DRD, and COLI.The effective tax rate on pre-tax income for the three months ended June 30, 2023 differs from the U.S. Federal Statutory rate of 21% primarily due to favorable permanent adjustments, including LIHTC, DRD, and COLI, partially offset by the valuation allowance recorded on capital deferred tax assets for U.S. Life companies.

As of June 30, 2024, the Company had a partial valuation allowance of $88 million against its net deferred tax assets of $415 million. As of December 31, 2023, the Company had a partial valuation allowance of $85 million against its net deferred tax assets of $473 million. There was a $3 million increase in the valuation allowance for the six months ended June 30, 2024. The valuation allowance consisted of a full valuation allowance on the unrealized capital loss deferred tax assets for F&G Life Re, F&G Cayman Re, and the U.S. Non-life companies, a full valuation allowance on the foreign deferred tax assets on F&G Life Re, and a partial valuation allowance on the capital loss deferred tax assets on the U.S. life insurance companies.

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

The tax credits and other benefits recognized are included in the net change in income taxes on the unaudited Condensed Consolidated Statement of Cash Flows. The following table presents the impacts of the LIHTC investments included in income tax expense on the unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2024 and 2023 (in millions):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Tax credits and other benefits recognized	$(12)	$(8)	$(20)	$(14)
Tax credit amortization expense	10	6	16	11
Total	$(2)	$(2)	$(4)	$(3)

At June 30, 2024 and December 31, 2023, LIHTC investments included in Prepaid expenses and other assets on the unaudited Condensed Consolidated Balance Sheets totaled $116 million and $108 million, respectively.

The Inflation Reduction Act of 2022 (the “IRA”) was signed into law on August 16, 2022. Among other changes, the IRA introduced a 15% corporate alternative minimum tax (“CAMT”) on adjusted financial statement income and a 1% excise tax on treasury stock repurchases. These provisions were effective January 1, 2023. For purposes of calculating adjusted financial statement income, the Company is included in the controlled group of FNF, its parent company. Though the Company is subject to the minimum tax, the Company does not expect to be in a perpetual CAMT position. The life companies will join the consolidated tax return group with FNF and file a life/non-life consolidated return once the five-year waiting period has completed in 2026, which should strengthen that position as FNF is not anticipating owing CAMT on its future returns. As a result, the Company has assessed that there is no material impact of CAMT to tax for the six months ended June 30, 2024.

The Corporate Income Tax Act of 2023 (“CIT”) was passed in Bermuda on December 27, 2023. The CIT will commence on January 1, 2025 and will apply a statutory rate of 15% to the taxable income or loss of Bermuda tax resident entities and permanent establishments. F&G Life Re, a 953(d) company with no or minimal U.S. permanent tax differences, is not expected to owe any Bermuda CIT due to the foreign tax credit. As a result, the Company has assessed that there is no material impact of the CIT to tax for the six months ended June 30, 2024.

Note I — Contractholder Funds

The following tables summarize balances of and changes in contractholder funds’ account balances (in millions):

	June 30, 2024
	Indexed annuities	Fixed rate annuities	Universal Life	FABN (b)	FHLB (b)
Balance, beginning of year	$27,164	$13,443	$2,391	$2,613	$2,539
Issuances	3,060	2,804	104	600	1,352
Premiums received	58	—	233	—	—
Policy charges (a)	(95)	—	(151)	—	—
Surrenders and withdrawals	(1,656)	(841)	(48)	—	—
Benefit payments	(252)	(159)	(9)	(26)	(1,092)
Interest credited	289	297	67	29	57
Other	2	(2)	—	(1)	—
Balance, end of year	28,570	15,542	2,587	3,215	2,856
Embedded derivative adjustment (c)	424	—	100	—	—
Gross Liability, end of period	28,994	15,542	2,687	3,215	2,856
Less: Reinsurance	(13)	(9,499)	(887)	—	—
Net Liability, after Reinsurance	$28,981	$6,043	$1,800	$3,215	$2,856

Weighted-average crediting rate	4.24%	8.55%	11.30%	N/A	N/A
Net amount at risk (d)	N/A	N/A	$67,811	N/A	N/A
Cash surrender value (e)	$26,377	$14,479	$2,008	N/A	N/A
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

The following table reconciles contractholder funds’ account balances to the contractholder funds liability in the unaudited Condensed Consolidated Balance Sheets (in millions):

	June 30, 2024	December 31, 2023
Indexed annuities	$28,994	$27,407
Fixed rate annuities	15,542	13,443
Immediate annuities	298	311
Universal life	2,687	2,475
Traditional life	5	5
Funding Agreement-FABN	3,215	2,613
FHLB	2,856	2,539
PRT	5	5
Total	$53,602	$48,798

Annually, typically in the third quarter, we review assumptions associated with reserves for policy benefits and product guarantees. For the six months ended June 30, 2024, based on increases in interest rates and pricing changes, we updated certain indexed annuity assumptions related to the option budget used to calculate the fair value of the embedded derivative component within contractholder funds. These changes resulted in an increase in total benefits and other changes in policy reserves of approximately $57 million for the six months ended June 30, 2024.

The following tables present the account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums (in millions):

	June 30, 2024
Range of guaranteed minimum crediting rate	At Guaranteed Minimum	1 Basis Point-50 Basis Points Above	51 Basis Points-150 Basis Points Above	Greater Than 150 Basis Points Above	Total
Indexed Annuities
0.00%-1.50%	$22,909	$1,336	$512	$1,891	$26,648
1.51%-2.50%	521	1	255	810	1,587
Greater than 2.50%	333	2	—	—	335
Total	$23,763	$1,339	$767	$2,701	$28,570

Fixed Rate Annuities
0.00%-1.50%	$35	$22	$1,123	$12,405	$13,585
1.51%-2.50%	4	7	20	457	488
Greater than 2.50%	849	2	3	615	1,469
Total	$888	$31	$1,146	$13,477	$15,542

Universal Life
0.00%-1.50%	$2,185	$6	$—	$23	$2,214
1.51%-2.50%	—	—	—	—	—
Greater than 2.50%	372	—	1	—	373
Total	$2,557	$6	$1	$23	$2,587

	December 31, 2023
Range of guaranteed minimum crediting rate	At Guaranteed Minimum	1 Basis Point-50 Basis Points Above	51 Basis Points-150 Basis Points Above	Greater Than 150 Basis Points Above	Total
Indexed Annuities
0.00%-1.50%	$22,392	$1,444	$526	$1,953	$26,315
1.51%-2.50%	196	1	24	250	471
Greater than 2.50%	377	1	—	—	378
Total	$22,965	$1,446	$550	$2,203	$27,164

Fixed Rate Annuities
0.00%-1.50%	$23	$25	$1,532	$10,271	$11,851
1.51%-2.50%	5	8	23	453	489
Greater than 2.50%	893	2	4	204	1,103
Total	$921	$35	$1,559	$10,928	$13,443

Universal Life
0.00%-1.50%	$1,987	$5	$—	$21	$2,013
1.51%-2.50%	—	—	—	—	—
Greater than 2.50%	361	16	1	—	378
Total	$2,348	$21	$1	$21	$2,391

Note J — Future Policy Benefits

The following table summarizes balances and changes in the present value of expected net premiums and the present value of the expected FPB for nonparticipating traditional contracts (in millions):

	Traditional Life
	June 30, 2024	December 31, 2023
Expected net premiums
Balance, beginning of year	$722	$797
Beginning balance at original discount rate	874	974
Effect of actual variances from expected experience	(2)	(1)
Balance adjusted for variances from expectation	872	973
Interest accrual	9	19
Net premiums collected	(55)	(118)
Ending Balance at original discount rate	826	874
Effect of changes in discount rate assumptions	(160)	(152)
Balance, end of year	$666	$722

Expected FPB
Balance, beginning of year	$2,071	$2,151
Beginning balance at original discount rate	2,492	2,665
Effect of actual variances from expected experience	58	(24)
Balance adjusted for variances from expectation	2,550	2,641
Interest accrual	27	56
Benefits payments	(108)	(205)
Ending Balance at original discount rate	2,469	2,492
Effect of changes in discount rate assumptions	(460)	(421)
Balance, end of year	$2,009	$2,071

Net liability for future policy benefits	$1,343	$1,349
Less: Reinsurance recoverable	524	413
Net liability for future policy benefits, after reinsurance recoverable	$819	$936

Weighted-average duration of liability for future policyholder benefits (years)	6.88	7.36

The following tables summarize balances and changes in the present value of the expected FPB for limited-payment contracts (in millions):

	PRT
	June 30, 2024	December 31, 2023
Balance, beginning of year	$4,189	$2,165
Beginning balance at original discount rate	4,351	2,475
Effect of changes in cash flow assumptions	5	(9)
Effect of actual variances from expected experience	(15)	(7)
Balance adjusted for variances from expectation	4,341	2,459
Issuances	952	2,041
Interest accrual	109	109
Benefits payments	(223)	(258)
Ending Balance at original discount rate	5,179	4,351
Effect of changes in discount rate assumptions	(310)	(162)
Balance, end of year	$4,869	$4,189

Net liability for future policy benefits	$4,869	$4,189
Less: Reinsurance recoverable	—	—
Net liability for future policy benefits, after reinsurance recoverable	$4,869	$4,189

Weighted-average duration of liability for future policyholder benefits (years)	7.77	8.23

	Immediate annuities
	June 30, 2024	December 31, 2023
Balance, beginning of year	$1,415	$1,429
Beginning balance at original discount rate	1,788	1,858
Effect of changes in cash flow assumptions	—	—
Effect of actual variances from expected experience	(21)	(15)
Balance adjusted for variances from expectation	1,767	1,843
Issuances	18	22
Interest accrual	30	51
Benefits payments	(59)	(128)
Ending Balance at original discount rate	1,756	1,788
Effect of changes in discount rate assumptions	(431)	(373)
Balance, end of year	$1,325	$1,415

Net liability for future policy benefits	$1,325	$1,415
Less: Reinsurance recoverable	111	116
Net liability for future policy benefits, after reinsurance recoverable	$1,214	$1,299

Weighted-average duration of liability for future policyholder benefits (years)	11.79	12.47

The following tables summarize balances and changes in the liability for DPL for limited-payment contracts (in millions):

	June 30, 2024		December 31, 2023
	Immediate annuities	PRT	Immediate annuities	PRT
Balance, beginning of year	$87	$10	$69	$4
Effect of modeling changes	—	—	4	—
Effect of changes in cash flow assumptions	—	(8)	—	1
Effect of actual variances from expected experience	7	—	16	5
Balance adjusted for variances from expectation	94	2	89	10
Issuances	2	—	3	—
Interest accrual	1	4	2	1
Amortization	(4)	—	(7)	(1)
Balance, end of year	$93	$6	$87	$10

The following table reconciles the net FPB to the FPB in the unaudited Condensed Consolidated Balance Sheets (in millions). The DPL for Immediate Annuities and PRT is presented together with the FPB in the unaudited Condensed Consolidated Balance Sheets and has been included as a reconciling item in the table below:

	June 30, 2024	December 31, 2023
Traditional Life	$1,343	$1,349
Immediate annuities	1,325	1,415
PRT	4,869	4,189
Immediate annuities DPL	93	87
PRT DPL	6	10
Total	$7,636	$7,050

The following table provides the amount of undiscounted and discounted expected gross premiums and expected future benefits and expenses for nonparticipating traditional and limited-payment contracts (in millions):

	Undiscounted		Discounted
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Traditional Life
Expected future benefit payments	$2,907	$3,027	$2,021	$2,089
Expected future gross premiums	1,012	1,114	723	803
Immediate annuities
Expected future benefit payments	$3,233	$3,361	$1,321	$1,411
Expected future gross premiums	—	—	—	—
PRT
Expected future benefit payments	$9,100	$4,724	$5,181	$3,161
Expected future gross premiums	—	—	—	—

The following table summarizes the amount of revenue and interest related to nonparticipating traditional and limited-payment contracts recognized in the unaudited Condensed Consolidated Statements of Operations (in millions):

	Gross Premiums (a)		Interest Expense (b)
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Traditional Life	$57	$63	$18	$19
Immediate annuities	12	11	30	33
PRT	908	737	109	50
Total	$977	$811	$157	$102
(a)     Included in Life insurance premiums and other fees on the unaudited Condensed Consolidated Statements of Operations.
(b)    Included in Benefits and other changes in policy reserves (remeasurement gains (losses) (a)) on the unaudited Condensed Consolidated Statements of Operations.

The following table presents the weighted-average interest rate:

	June 30, 2024	December 31, 2023
Traditional Life
Interest accretion rate	2.04%	2.33%
Current discount rate	5.41%	5.03%
Immediate annuities
Interest accretion rate	3.16%	3.14%
Current discount rate	5.39%	4.98%
PRT
Interest accretion rate	4.70%	4.61%
Current discount rate	5.45%	5.03%

The following tables summarize the actual experience and expected experience for mortality and lapses of the FPB:

	June 30, 2024
	Traditional Life	Immediate annuities	PRT
Mortality
Actual experience	1.4%	3.5%	2.9%
Expected experience	1.4%	2.1%	2.5%
Lapses
Actual experience	0.1%	—%	—%
Expected experience	0.4%	—%	—%

	December 31, 2023
	Traditional Life	Immediate annuities	PRT
Mortality
Actual experience	1.7%	3.2%	3.2%
Expected experience	1.4%	1.8%	2.3%
Lapses
Actual experience	—%	—%	—%
Expected experience	0.3%	—%	—%

The following table provides additional information for periods in which a cohort has an NPR > 100% (and therefore capped at 100%) (dollars in millions):

	June 30, 2024
	Cohort X	Description
Net Premium Ratio before capping	110%	Term with ROP Non-NY Cohort
Reserves before NP Ratio capping	$1,170	Term with ROP Non-NY Cohort
Reserves after NP Ratio capping	$1,204	Term with ROP Non-NY Cohort
Loss Expense	$34	Term with ROP Non-NY Cohort

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

F&G made changes to assumptions during the six months ended June 30, 2024 and the year ended December 31, 2023. Significant assumption inputs used in the calculation of our FPB are described below. Refer to the tables above for further details on changes to our FPB.

Traditional life

Significant assumption inputs to the calculation of the FPB for traditional life include mortality, lapses (including lapses due to nonpayment of premium and surrenders for cash surrender value), and discount rates (both accretion and current). We review the cash flow assumptions annually, typically in the third quarter. In 2023, F&G undertook a review of all significant assumptions and revised the lapse assumption, resulting in a slight decrease to the FPB. In 2024, F&G made an adjustment to the calculation to reflect additional actuarial precision, unrelated to the assumptions, driving an increase to the FPB liability. There have been no other significant changes.

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

Note K - Accounts Payable and Accrued Liabilities

As of June 30, 2024 and December 31, 2023, the total unearned revenue liabilities (“URL”) balance of $333 million and $270 million, respectively, is included in Accounts payable and accrued liabilities on the unaudited Condensed Consolidated Balance Sheets. The following table presents a reconciliation of Accounts payable and accrued liabilities to the unaudited Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023 (in millions):

	June 30, 2024	December 31, 2023
Salaries and incentives	$73	$99
Accrued benefits	64	60
URL	333	270
Trade accounts payable	178	297
Liability for policy and contract claims	97	92
Retained asset account	68	81
Remittances and items not allocated	256	284
Option collateral liabilities	809	588
Lease liability	11	11
Investment purchases payable	127	21
Contingent consideration	63	—
Interest rate swaps	28	—
Other accrued liabilities	221	208
Accounts payable and accrued liabilities	$2,328	$2,011

The following tables roll forward URL for our universal life product for the six months ended June 30, 2024 and June 30, 2023 (in millions):

	Six Months Ended June 30,
	2024	2023
Balance at January 1,	$270	$166
Capitalization	72	56
Amortization	(9)	(7)
Balance at June 30,	$333	$215

For IUL the cash flow assumptions used to amortize URL reflect the Company’s best estimates for policyholder behavior. We review cash flow assumptions annually, generally in the third quarter. In 2023, F&G undertook a review of all significant assumptions, and there were changes to IUL assumptions involving surrender rates, partial withdrawal rates, mortality improvement, premium persistency, and option budgets.

Note L — Notes Payable

The carrying amounts of notes payable are summarized as follows (in millions):

	June 30, 2024	December 31, 2023
6.50% F&G Notes, net of $6 and $0 of deferred issuance costs at June 30, 2024 and December 31, 2023, respectively	$544	$—
7.95% F&G Notes, net of $9 and $9 of deferred issuance costs at June 30, 2024 and December 31, 2023, respectively	336	336
7.40% F&G Notes, net of $4 and $5 of deferred issuance costs at June 30, 2024 and December 31, respectively	496	495
5.50% F&G Notes, including $5 and $11 of purchase premium at June 30, 2024 and December 31, 2023, respectively	305	561
Revolving Credit Facility - Short-term, net of deferred issuance costs of $8 and $3 at June 30, 2024 and December 31, 2023	357	362
Total	$2,038	$1,754

6.50% F&G Senior Notes - On June 4, 2024, F&G completed its public offering of $550 million aggregate principal amount of its 6.50% Senior Notes due 2029 (the “6.50% F&G Notes”). The 6.50% F&G notes were issued at 99.74% of face value net of deferred issuance costs of approximately $6 million. The 6.50% F&G Notes are guaranteed on an unsecured, unsubordinated basis by each of F&G’s subsidiaries that are guarantors of F&G’s obligations under its existing credit agreement. The 6.50% F&G Notes mature on June 4, 2029, and become callable on May 4, 2029. Interest is payable semi-annually at a fixed rate of 6.50%, and, if the 6.50% F&G Notes are downgraded, the interest rate payable is subject to adjustment from time to time per the terms of the indenture.

F&G used a portion of the net proceeds from the offering to repay an aggregate principal amount of $250 million of the 5.50% F&G Notes. The balance of the 5.50% F&G Notes was $305 million at June 30, 2024 compared to $561 million at December 31, 2023. F&G intends to use the remaining net proceeds for general corporate purposes, which may include the repurchase, redemption or repayment at maturity of outstanding indebtedness.

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

At June 30, 2024, the remaining borrowing availability was $385 million. The average variable interest rate on the revolver was 7.08% and 7.11% for the six months ended June 30, 2024 and for the year ended December 31, 2023, respectively.

Covenants - The Credit Agreement and the indentures governing the 6.50% F&G Notes, 7.95% F&G Notes, 7.40% F&G Notes and 5.50% F&G Notes impose certain operating and financial restrictions, including financial covenants, on F&G. As of June 30, 2024, we were in compliance with all covenants.

Interest Expense - Amortization of deferred issuance costs and purchase premiums are recognized as components of interest expense. Interest expense on F&G’s outstanding notes payable for the three and six months ended June 30, 2024 and 2023 was as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
6.50% F&G Notes	$3	$—	$3	$—
7.95% F&G Notes	7	—	15	—
7.40% F&G Notes	9	10	19	18
5.50% F&G Notes	1	5	7	11
Revolving Credit Facility	8	10	14	18
Total	$28	$25	$58	$47

Note M — Supplemental Cash Flow Information

The following supplemental cash flow information is provided with respect to certain cash payment and non-cash investing and financing activities (in millions):

	Six months ended June 30,
	2024	2023
Cash paid for:
Interest	$60	$32
Income taxes	2	—
Deferred sales inducements	120	68
Non-cash investing and financing activities:
Investments received from pension risk transfer premiums	—	351
Change in proceeds of sales of investments available for sale receivable in period	—	(151)
Change in purchases of investments available for sale payable in period	109	237

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

We review lawsuits and other legal and regulatory matters (collectively “legal proceedings”) on an ongoing basis when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, management bases its decision on its assessment of the ultimate outcome assuming all appeals have been exhausted. For legal proceedings in which it has been determined that a loss is both probable and reasonably estimable, a liability based on known facts and that represents our best estimate has been recorded. Our accrual for legal and regulatory matters was insignificant as of June 30, 2024 and December 31, 2023. We do not consider (i) the amounts we have currently recorded for all legal proceedings in which it has been determined that a loss is both probable and reasonably estimable and (ii) reasonably possible losses for all pending legal proceedings to be material to our financial statements either individually or in the aggregate. Actual losses may materially differ from the amounts recorded and the ultimate outcome of our pending legal proceedings is generally not yet determinable. While some of these matters could be material to our operating results or cash flows for any particular period if an unfavorable outcome results, at present we do not believe that the ultimate resolution of currently pending legal proceedings, either individually or in the aggregate, will have a material adverse effect on our financial condition.

F&G is a defendant in two putative class action lawsuits that allege some customers’ personally identifiable information was disclosed due to a vulnerability in the MOVEit file transfer software. F&G’s vendor, Pension Benefit Information, LLC (“PBI”), used the MOVEit software in the course of providing audit and address research services to F&G and many other corporate customers. Miller v. F&G, No. 4:23-cv-00326 (“Miller”), was filed against F&G in the Southern District of Iowa on August 31, 2023. Miller alleges that he is a F&G customer whose personally identifiable information was disclosed in the MOVEit incident and brings common law tort and implied contract claims. Plaintiff seeks injunctive relief and damages. Cooper v. Progress Software Corp., No. 1:23-cv-12067 (“Cooper”), was filed against F&G and five other defendants in the District of Massachusetts on September 7, 2023. Cooper also alleges that he is a F&G customer whose personally identifiable information was disclosed and brings similar common law tort claims and alleges claims as a purported third-party beneficiary of an alleged contract. Plaintiff seeks declaratory and injunctive relief and damages. Well over 150 similar lawsuits have been filed against other entities impacted by the MOVEit incident including a number of such lawsuits related to PBI’s use of MOVEit. On October 4, 2023, the U.S. Judicial Panel on Multidistrict Litigation created a multidistrict litigation (“MDL”) pursuant to 28 U.S.C. § 1407 to handle all litigation brought by individuals whose information was potentially compromised in connection with the alleged MOVEit vulnerability. Both Miller and Cooper have been transferred to the MDL and are proceeding under MDL Case No. 1:23-md-03083-ADB-PGL. Plaintiffs filed amendments to their complaints, and the Defendants filed their omnibus motion to dismiss for lack of Article III standing on July 23, 2024. At this time, F&G does not believe the incident will have a material impact on its business, operations, or financial results.

On May 28, 2024, a lawsuit styled Roofers Local 149 Pension Fund v. Fidelity National Financial Inc., William P. Foley, F&G Annuities & Life Inc., C.A. No. 2024-0562-LWW, was filed in the Chancery Court of the State of Delaware, wherein Plaintiff Roofers Local 149 Pension Fund (“Plaintiff”), derivatively on behalf of Nominal F&G Annuities & Life, Inc. (“F&G”), brings its stockholder derivative action for breach of fiduciary duty against Defendants Fidelity National Financial, Inc. (“FNF”), in its capacity as F&G’s controlling stockholder, and William P. Foley, Executive Chairman of F&G and Chairman of FNF, related to F&G’s January 11, 2024 sale of $250 million of 6.875% Series A Mandatory Convertible Preferred Stock to FNF. Plaintiff alleges that, based upon the unfair process and unfair price, the preferred stock investment was advantageous to FNF and unfair to F&G. Plaintiff seeks to recover damages on behalf of F&G for the alleged unfair preferred stock investment. F&G filed its answer to Plaintiff’s complaint on July 24, 2024. The defendants will vigorously contest the Plaintiff’s claims in the action.

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

Commitments

We have unfunded commitments as of June 30, 2024 based upon the timing of when investments and agreements are executed or signed compared to when the actual investments and agreements are funded or closed. Some investments require that funding occur over a period of months or years. A summary of unfunded commitments by commitment type as of June 30, 2024 is included below (in millions):

June 30, 2024
Unconsolidated VIEs:
Limited partnerships	$1,675
Whole loans	918
Fixed maturity securities, ABS	379
Direct Lending	365
Other fixed maturity securities, AFS	21
Commercial mortgage loans	60
Other assets	380
Other invested assets	94
Total	$3,892

Concurrent with the Roar purchase agreement, we executed a separate loan agreement with the sellers of Roar for us to lend up to $40 million. The loan matures on August 5, 2027. The principal balance outstanding as of June 30, 2024 was $6 million and is included in “Prepaid expenses and other assets” on the unaudited Condensed Consolidated Balance Sheet. The remainder of the unfunded loan commitment is included in the unfunded commitments table above in the “Other assets” line item. Refer to Note P - Acquisition for more information on the Roar acquisition.

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

Our non-U.S. insurance subsidiaries, F&G Cayman Re Ltd (“F&G Cayman Re”) and F&G Life Re Ltd (Bermuda), file financial statements with their respective regulators.

U.S. Companies

Our principal insurance subsidiaries' statutory financial statements are based on a December 31 year end. Statutory net income and statutory capital and surplus of our wholly owned insurance subsidiaries as of June 30, 2024 and December 31, 2023, were as follows (in millions):

	Subsidiary (state of domicile) (a)
	FGL Insurance (IA)	FGL NY Insurance (NY)	Raven Re (VT)	Corbeau Re (VT)
Statutory net income (loss):
For the three months ended June 30, 2024	$77	$4	$13	$(265)
For the three months ended June 30, 2023	(37)	4	14	—

For the six months ended June 30, 2024	$77	$6	$28	$(399)
For the six months ended June 30, 2023	(40)	5	28	—

Statutory capital and surplus:
June 30, 2024	$1,777	$93	$143	$88
December 31, 2023	2,009	86	140	171
(a) FGL NY Insurance, Raven Re and Corbeau Re are subsidiaries of FGL Insurance, and the columns should not be added together. Corbeau Re was incorporated on September 1, 2023.

Non-U.S. Companies

Our non-U.S. insurance subsidiaries, F&G Cayman Re and F&G Life Re, file financial statements with their respective regulators. As of and for the annual period ended December 31, 2023, F&G Cayman Re began to file financial statements that are prepared in accordance with SAP prescribed or permitted by such authorities, which may vary materially from GAAP. Accordingly, SAP operating results and SAP capital and surplus may differ substantially from amounts reported in the GAAP basis financial statements for comparable items.

F&G Cayman Re has two permitted practices which have been approved by the Cayman Islands Monetary Authority (“CIMA”). F&G Cayman Re has a permitted practice approved by CIMA to include, as an admitted asset, the value of the letters of credit (“LOCs”) acquired to support reinsurance transactions. Also, F&G Cayman Re has a permitted practice, approved by CIMA, for PRT reinsurance transactions to use U.S. statutory book value adjusted for best estimate reserve calculations (consistent with GAAP prior to ASU 2018-12, Financial Services-Insurance (Topic 944), Targeted Improvements to the Accounting for Long-Duration Contracts). These reserve calculations will be subject to annual assumption reviews consistent with other GAAP liability balances. If F&G Cayman Re had not been permitted to calculate PRT assumed reserves using best estimate reserve calculations or include the value of the LOCs as an admitted asset, statutory surplus would be $63 million and $102 million as of June 30, 2024 and December 31, 2023, respectively. Without such permitted statutory accounting practices, F&G Cayman Re’s risk-based capital would fall below the minimum regulatory requirements as of June 30, 2024 and December 31, 2023.

F&G Life Re files financial statements based on GAAP.

Net income and capital and surplus of our wholly owned Cayman Islands and Bermuda regulated insurance subsidiaries under SAP and GAAP, respectively, were as follows (in millions):

	Subsidiary (country of domicile)
	F&G Cayman Re (Cayman Islands)	F&G Life Re (Bermuda)
Statutory net income (loss):
For the three months ended June 30, 2024	$1	$30
For the three months ended June 30, 2023	3	5

For the six months ended June 30, 2024	$(16)	$79
For the six months ended June 30, 2023	7	74

Statutory capital and surplus:
June 30, 2024	$631	$92
December 31, 2023	543	11

There have been no material changes to the prescribed and permitted practices for our U.S. insurance subsidiaries, which were detailed in our Annual Report on Form 10-K, and no other significant changes in the regulatory status of our insurance subsidiaries as of June 30, 2024.

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

Roars’s revenues of $18 million and $41 million and net earnings attributable to F&G of $1 million and $4 million are included in the unaudited Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2024, respectively.

Unaudited Supplemental Pro-Forma Financial Results

For comparative purposes, selected unaudited pro-forma consolidated results of operations of F&G for the three and six months ended June 30, 2023 are presented below (in millions). Unaudited pro-forma results presented assume the acquisition of Roar occurred as of January 1, 2023 and are not intended to represent or be indicative of actual or future results of operations.

	Three months ended June 30,	Six months ended June 30,
	2023	2023
Total revenues	$1,184	$2,065
Net earnings (loss) attributable to F&G shareholders	117	(85)

Amounts reflect certain pro forma adjustments to revenue and net earnings attributable to F&G shareholders that were directly attributable to the acquisition, primarily reflecting the elimination of intercompany activity between the entities.

Note Q - Earnings Per Share

The following table sets forth the computation of basic and diluted EPS (dollars and shares in millions except per share data):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net earnings (loss)	$204	$130	$320	$(65)
Less: Noncontrolling interests	1	—	2	—
Net earnings (loss) attributable to F&G	203	130	318	(65)
Less: Preferred stock dividend	5	—	9	—
Net earnings (loss) attributable to F&G common shareholders	$198	$130	$309	$(65)

Weighted-average common shares outstanding - basic	124	125	124	125
Dilutive effect of unvested restricted stock	1	—	1	—
Dilutive effect of mandatory convertible preferred stock	6	—	5	—
Weighted-average shares outstanding - diluted	131	125	130	125

Net earnings (loss) per share attributable to F&G common shareholders
Basic - net	$1.60	$1.04	$2.49	$(0.52)

Diluted - net	$1.55	$1.04	$2.45	$(0.52)

Under applicable accounting guidance, companies in a loss position are required to use basic weighted average common shares outstanding in the calculation of diluted loss per share. Therefore, as a result of our net loss for the six months ended June 30, 2023, we were required to use basic weighted-average common shares outstanding in the calculation of diluted loss per share, as the inclusion of 137 thousand restricted shares would have been antidilutive to the calculation. If we had not incurred a net loss for the six months ended June 30, 2023, dilutive potential common shares would have been 125 million.

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

Business Trends and Conditions

The following factors represent some of the key trends and uncertainties that have influenced the development of the Company and its historical financial performance, and we believe these key trends and uncertainties will continue to influence the business and financial performance of the Company in the future. See “Risk Factors” in this Quarterly Report on Form 10-Q and Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2023 for further discussion of risk factors that could affect our business, including risk factors that could affect market conditions and discussion of current and emerging developments relating to market conduct standards for the financial industry emerging from the Department of Labor’s (“DOL”) implementation of the “fiduciary rule”, as well as recent legislative challenges to the fiduciary rule.

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

Interest Rate Environment

Some of our products include guaranteed minimum crediting rates, most notably our fixed rate annuities. As of June 30, 2024 and December 31, 2023, our reserves, net of reinsurance, and average crediting rate on our fixed rate annuities were $6 billion and 4%, respectively. We are required to pay the guaranteed minimum crediting rates even if earnings on our investment portfolio decline, which would negatively impact earnings. In addition, we expect more policyholders to hold policies with comparatively high guaranteed rates for a longer period in a low interest rate environment. Conversely, a rise in average yield on our investment portfolio would increase earnings if the average interest rate we pay on our products does not rise correspondingly. Similarly, we expect that policyholders would be less likely to hold policies with existing guarantees as interest rates rise and the relative value of other new business offerings are increased, which would negatively impact our earnings and cash flows.

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

Critical Accounting Policies and Estimates

The accounting estimates described in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2023 are those we consider critical in preparing our unaudited Condensed Consolidated Financial Statements. Management is required to make estimates and assumptions that can affect the reported amounts of assets and liabilities and disclosures with respect to contingent assets and liabilities at the date of the unaudited Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates. See Note A - Basis of Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional description of certain significant accounting policies that have been followed in preparing our unaudited Condensed Consolidated Financial Statements.

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

We also own stakes in IMOs and Network Marketing Groups (“NMG”) through our owned distribution strategy. For our minority owned interests, our unaudited Condensed Consolidated Statements of Operations reflects dividend income in Interest and investment income. For our majority owned interests, unaffiliated commission revenue is recorded in Owned distribution revenue and unaffiliated expenses are recorded in Personnel costs and Other operating expenses in our unaudited Condensed Consolidated Statements of Operations

On March 16, 2022, FNF announced its intention to partially spin off F&G through a dividend to FNF shareholders. On December 1, 2022, FNF distributed, on a pro rata basis, approximately 15% of the common stock of F&G. FNF retained control of F&G through ownership of approximately 85% of F&G common stock. Effective December 1, 2022, F&G commenced “regular-way” trading of its common stock on the New York Stock Exchange (“NYSE”) under the symbol “FG”.

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

F&G hedges certain portions of its exposure to product related equity market risk by entering into derivative transactions. We purchase derivatives consisting predominantly of equity options and, to a lesser degree, futures contracts (specifically for indexed annuity contracts) on the equity indices underlying the applicable policy. These derivatives are used to offset the reserve impact of the index credits due to policyholders under the indexed annuity and IUL contracts. The majority of all such equity options are one-year options purchased to match the funding requirements underlying the indexed annuity/IUL contracts. We attempt to manage the cost of these purchases through the terms of our indexed annuity/IUL contracts, which permit us to change caps, spread, or participation rates on each policy's annual anniversary, subject to certain guaranteed minimums that must be maintained. The equity options and futures contracts are marked to fair value with the change in fair value included as a component of net investment gains (losses). The change in fair value of the equity options and futures contracts includes the gains and losses recognized at the expiration of the instruments’ terms or upon early termination and the changes in fair value of open positions. In addition, to reduce market risks from interest rate changes on our earnings associated with our floating rate investments, during 2023 we began to execute pay-float and receive-fixed interest rate swaps.

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

Earnings from products accounted for as deposit liabilities are primarily generated from the excess of net investment income earned over the sum of interest credited to policyholders and the cost of hedging our risk on indexed annuity/IUL policies. With respect to indexed annuities/IULs, which includes the expenses incurred to fund the index credits. Proceeds received upon expiration or early termination of equity options purchased to fund annual index credits are recorded as part of the change in fair value of derivatives and are largely offset by an expense for index credits earned on annuity contractholder fund balances.

Our profitability depends in large part upon the amount of:
i.AUM (see “—Non-GAAP Financial Measures”),
ii.the excess of net investment income over the sum of interest credited to policyholders and the cost of hedging our risk on indexed product policies, earned on our average assets under management (“AAUM” — see “—Non-GAAP Financial Measures”),
iii.flow reinsurance fee income from allocating capital to the highest returning retained business while enhancing cash flow and generating fee-based earnings,
iv.owned distribution margin generated from a meaningfully higher risk adjusted return on capital than retained business and providing a diversifying source of earnings while further strengthening our relationships with key partners, and
v.through our disciplined expense management and the costs of acquiring new business (principally commissions to agents and bonuses credited to policyholders).

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
(iv)accrued investment income;
(v)the net payable/receivable for the purchase/sale of investments; and
(vi)cash and cash equivalents excluding derivative collateral at the end of the period.

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

Results of Operations
The results of operations for the three and six months ended June 30, 2024 and June 30, 2023 were as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Revenues
Life insurance premiums and other fees	$487	$576	$1,205	$941
Interest and investment income	684	525	1,300	1,044
Owned distribution revenues	18	—	41	—
Recognized gains and (losses), net	(17)	67	195	52
Total revenues	1,172	1,168	2,741	2,037
Benefits and expenses
Benefits and other changes in policy reserves	608	817	1,769	1,629
Market risk benefit (gains) losses	20	(30)	9	29
Depreciation and amortization	147	104	270	194
Personnel costs	69	56	135	109
Other operating expenses	46	33	104	69
Interest expense	28	25	58	47
Total benefits and expenses	918	1,005	2,345	2,077
Earnings (loss) before income taxes	254	163	396	(40)
Income tax expense	50	33	76	25
Net earnings (loss)	204	130	320	(65)
Less: Noncontrolling interests	1	—	2	—
Net earnings (loss) attributable to F&G	203	130	318	(65)
Less: Preferred stock dividend	5	—	9	—
Net earnings (loss) attributable to F&G common shareholders	$198	$130	$309	$(65)

The following table summarizes sales by product type (in millions) (see “Non-GAAP Financial Measures”):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Indexed annuities ("FIA/RILA")	$1,648	$1,224	$3,085	$2,435
Fixed rate annuities ("MYGA")	1,475	1,064	2,802	2,577
Total annuity	3,123	2,288	5,887	5,012
IUL	44	42	86	79
Funding agreements ("FABN/FHLB")	915	200	1,020	456
PRT	338	478	922	742
Gross sales	4,420	3,008	7,915	6,289
Sales attributable to flow reinsurance to third parties	(975)	(796)	(2,168)	(1,868)
Net sales	$3,445	$2,212	$5,747	$4,421

•Total annuity sales were higher for the three and six months ended June 30, 2024, compared to the three and six months ended June 30, 2023, reflecting F&G's productive and expanding retail distribution through independent agents, banks and broker dealers, enhanced product features and pricing actions taken to align to the macro environment.
•Funding agreements, reflecting new FABN and FHLB agreements, were higher for the three and six months ended June 30, 2024, compared to the three and six months ended June 30, 2023, and are subject to fluctuation period to period based on economic conditions and the timing of entering the new agreements.
•PRT sales decreased for the three months ended June 30, 2024 and increased for the six months ended June 30, 2024, compared to the three and six months ended June 30, 2023, respectively, reflecting the timing of PRT transactions that are also subject to fluctuation period to period. During the three and six months ended June 30, 2024, we closed two and four pension risk transfer transactions, respectively.
•Sales attributable to flow reinsurance to third parties were higher during the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023, primarily reflecting the higher level of multi-year guarantee annuities (“MYGA”) sales during the periods.

Revenues

Life Insurance Premiums and Other Fees
Life insurance premiums and other fees primarily reflect premiums on life-contingent PRTs and traditional life insurance products, which are recognized as revenue when due from the policyholder, as well as policy rider fees primarily on indexed annuity policies, the cost of insurance on IUL policies and surrender charges assessed against policy withdrawals in excess of the policyholder's allowable penalty-free amounts (up to 10% of the prior year's value, subject to certain limitations). The following table summarizes the Life insurance premiums and other fees, on the unaudited Condensed Consolidated Statements of Operations (in millions), for the three and six months ended June 30, 2024 and June 30, 2023:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Life-contingent pension risk transfer premiums	$324	$474	$908	$737
Traditional life insurance and life-contingent immediate annuity premiums	9	10	21	22
Surrender charges	70	16	113	39
Policyholder fees and other income	84	76	163	143
Life insurance premiums and other fees	$487	$576	$1,205	$941

•Life-contingent pension risk transfer premiums decreased for the three months ended June 30, 2024 and increased for the six months ended June 30, 2024, compared to the three and six months ended June 30, 2023, respectively, reflecting the timing of PRT transactions. As noted above, PRT premiums are subject to fluctuation period to period.

•Surrender charges increased for the three and six months ended June 30, 2024, compared to the three and six months ended June 30, 2023, primarily reflecting increases in withdrawals from policyholders with surrender charges and market value adjustments (“MVAs”), primarily on our indexed annuities policies.
•Policyholder fees and other income increased for the three and six months ended June 30, 2024, compared to the three and six months ended June 30, 2023, primarily due to increased guaranteed minimum withdrawal benefit (“GMWB”) rider fees and cost of insurance charges, net of changes in unearned revenue liabilities (“URL”) on IUL policies from growth in business. GMWB rider fees are based on the policyholder's benefit base and are collected at the end of the policy year.

Interest and Investment Income

Below is a summary of interest and investment income (in millions):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Fixed maturity securities, available-for-sale	$542	$448	$1,058	$880
Equity securities	5	4	11	9
Preferred securities	7	12	13	22
Mortgage loans	65	57	131	108
Invested cash and short-term investments	34	17	62	33
Limited partnerships	97	44	151	101
Other investments	6	5	16	14
Gross investment income	756	587	1,442	1,167
Investment expense	(72)	(62)	(142)	(123)
Interest and investment income	$684	$525	$1,300	$1,044

Interest and investment income is shown net of amounts attributable to certain funds withheld reinsurance agreements which is passed along to the reinsurer in accordance with the terms of these agreements. Interest and investment income attributable to these agreements, and thus excluded from the totals in the table above, was $155 million and $282 million for the three and six months ended June 30, 2024, respectively, and $76 million and $134 million for the three and six months ended June 30, 2023, respectively.

Our AAUM and yield on AAUM are summarized as follows (annualized) (dollars in millions) (see “Non-GAAP Financial Measures”):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
AAUM	$50,864	$45,449	$50,181	$44,817
Yield on AAUM (at amortized cost)	5.38%	4.62%	5.18%	4.66%

•AAUM was higher for the three and six months ended June 30, 2024, compared to the three and six months ended June 30, 2023, reflecting net new business asset flows, stable inforce retention and net debt proceeds.
•Interest and investment income was higher for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, primarily due to $60 million from invested asset growth, $41 million of all other rate impacts and $58 million from returns on alternative investments.
•Interest and investment income was higher for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily due to $120 million from invested asset growth, $96 million of all other rate impacts and $40 million from returns on alternative investments.

Owned Distribution Revenues

Below is a summary of owned distribution revenues (in millions):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Owned distribution revenues	$18	$—	$41	$—
Total owned distribution revenues	$18	$—	$41	$—

•Owned distribution revenue represents commissions received from our majority owned distribution partner(s) generated by third-party annuity and life insurance sales. Override and bonus commissions are recognized as revenue upon policy issuance. Owned distribution revenues for the three and six months ended June 30, 2024 represent revenues associated with Roar, and primarily reflect commission revenues.

Recognized Gains and (Losses), Net

Below is a summary of the major components included in recognized gains and (losses), net (in millions):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net realized and unrealized gains (losses) on fixed maturity available-for-sale securities, equity securities and other invested assets	$37	$(29)	$85	$(77)
Change in allowance for expected credit losses	(23)	(21)	(23)	(29)
Net realized and unrealized gains (losses) on certain derivatives instruments	(41)	99	138	157
Change in fair value of reinsurance related embedded derivatives	10	17	(8)	(2)
Change in fair value of other derivatives and embedded derivatives	—	1	3	3
Recognized gains and (losses), net	$(17)	$67	$195	$52

Recognized gains and (losses), net is shown net of amounts attributable to certain funds withheld reinsurance agreements which is passed along to the reinsurer in accordance with the terms of these agreements. Recognized gains and (losses) attributable to these agreements, and thus excluded from the totals in the table above, was $10 million and $(9) million for the three and six months ended June 30, 2024, respectively, and $21 million and $(1) million for the three and six month periods ended June 30, 2023, respectively.

•For the three months ended June 30, 2024, net realized and unrealized gains (losses) on fixed maturity available-for-sale securities, equity securities and other invested assets is primarily the result of realized gains on fixed maturity available-for-sale securities, mark-to-market gains on our equity securities and unrealized fair value option (“FVO”) gains on owned distribution investments.

•For the six months ended June 30, 2024, net realized and unrealized gains (losses) on fixed maturity available-for-sale securities, equity securities and other invested assets is primarily the result of unrealized FVO gains on owned distribution investments and preferred securities and mark-to-market gains on our equity securities.

•For the three and six months ended June 30, 2023, net realized and unrealized gains (losses) on fixed maturity available-for-sale securities, equity securities and other invested assets is primarily the result of mark-to-market losses on our equity securities and realized losses on fixed maturity available-for-sale securities.

•For all periods, net realized and unrealized gains (losses) on certain derivative instruments primarily relate to the net realized and unrealized gains (losses) on equity options and futures used to hedge indexed annuity and IUL products, including gains on option and futures expiration and changes in the fair value of interest rate swaps. See the table below for primary drivers of gains (losses) on certain derivatives.

•The fair value of reinsurance related embedded derivative is based on the change in fair value of the underlying assets held in the funds withheld (“FWH”) portfolio.

We utilize a combination of static (equity options) and dynamic (long futures contracts) instruments in our product hedging strategy. A substantial portion of the equity options and futures contracts are based upon the S&P 500 Index with the remainder based upon other equity, bond and gold market indices.

We utilize interest rate swaps to reduce market risks from interest rate changes on our earnings associated with our floating rate investments.

The components of the realized and unrealized gains (losses) on certain derivative instruments hedging our indexed annuities, universal life products and floating rate investments are summarized in the table below (dollars in millions):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Equity options:
Realized gains (losses)	$5	$(68)	$16	$(159)
Change in unrealized gains (losses)	(28)	166	211	312
Futures contracts:
Gains (losses) on futures contracts expiration	7	3	14	6
Change in unrealized (losses) gains	(2)	(2)	(3)	(1)
Interest rate swap (losses) gains	(25)	—	(105)	—
Other derivative investments
Gains (losses) on other derivative investments	2	—	5	(1)
Total net change in fair value	$(41)	$99	$138	$157

Annual Point-to-Point Change in S&P 500 Index during the periods	4%	8%	23%	16%
Secured Overnight Financing Rates	5.33%	5.09%	5.33%	5.09%

•Realized gains and losses on certain derivative instruments are directly correlated to the performance of the indices upon which the equity options and futures contracts are based and the value of the derivatives at the time of expiration compared to the value at the time of purchase.

•The changes in unrealized gains (losses) due to the net changes in fair value of equity options and futures contracts are driven by the underlying performance of the indices (for example, the S&P 500 Index) upon which the equity options and futures contracts are based during each respective period relative to the respective indices on the policyholder buy dates.

•The net change in fair value of the interest rate swaps was primarily driven by fluctuations in the interest rate index underlying the swap contracts.
The average index credits to policyholders are as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Average Crediting Rate	4%	1%	4%	1%
S&P 500 Index:
Point-to-point strategy	4%	1%	3%	1%
Monthly average strategy	3%	1%	3%	—%
Monthly point-to-point strategy	4%	—%	4%	—%
3 year high water mark	4%	7%	4%	10%

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

Benefits and Expenses

Benefits and Other Changes in Policy Reserves

Below is a summary of the major components included in Benefits and other changes in policy reserves (in millions):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
PRT agreements	$343	$488	$941	$754
Indexed annuities/IUL market related liability movements	(86)	119	139	488
Index credits, interest credited and bonuses	354	170	681	304
Other changes in policy reserves	(3)	40	8	83
Total benefits and other changes in policy reserves	$608	$817	$1,769	$1,629

•PRT agreements decreased for the three months ended June 30, 2024 and increased for the six months ended June 30, 2024, compared to the three and six months ended June 30, 2023, respectively, reflecting the timing of PRT transactions. PRT transactions are subject to fluctuation period to period.

•The indexed annuities/IUL market related liability movements during the three and six months ended June 30, 2024 and June 30, 2023, respectively, are mainly driven by changes in the equity markets, non-performance spreads, and risk free rates during the periods. The change in risk free rates and non-performance spreads (decreased) increased the indexed annuities market related liability by $(85) million and $(59) million during the three months ended June 30, 2024 and June 30, 2023. The change in risk free rates and non-performance spreads (decreased) increased the FIA market related liability by $(168) million and $6 million during the six months ended June 30, 2024 and June 30, 2023, respectively. The remaining changes in market value of the market related liability movements for all periods was driven by equity market impacts. See “Revenues — Recognized gains and (losses), net” above for summary and discussion of net unrealized gains (losses) on certain derivative instruments.

•Annually, typically in the third quarter, we review assumptions associated with reserves for policy benefits and product guarantees. During the first quarters of 2024 and 2023, based on increases in interest rates and pricing changes, we updated certain indexed annuity assumptions related to the option budget used to calculate the fair value of the embedded derivative component within contractholder funds. During the first quarter of 2023 we also aligned reserves to actual policyholder behavior. These changes resulted in increases in total benefits and other changes in policy reserves of approximately $57 million and $102 million for the six months ended June 30, 2024 and June 30, 2023, respectively.

•Index credits, interest credited and bonuses for the three and six months ended June 30, 2024, were higher compared to the three and six months ended June 30, 2023, primarily reflecting higher index credits and interest credited on indexed annuities and other policies as a result of market movement during the respective periods and higher interest credited associated with the growth in PRT agreements.

Market Risk Benefit (Gains) Losses

Below is a summary of market risk benefit (gains) losses (in millions):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Market risk benefit (gains) losses	$20	$(30)	$9	$29

•Market risk benefit (gains) losses is primarily driven by attributed fees collected, effects of market related movements (including changes in equity markets and risk-free rates), actual policyholder behavior as compared with expected and changes in assumptions during the periods.

•Changes in market risk benefit (gains) losses for the three and six months ended June 30, 2024, compared to the three and six months ended June 30, 2023, primarily reflect changes in market related movements for the respective periods.

Depreciation and Amortization

Below is a summary of the major components included in depreciation and amortization (in millions):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Amortization of DAC, VOBA and DSI	$130	$97	$237	$179
Amortization of other intangible assets and fixed asset depreciation	17	7	33	15
Total depreciation and amortization	$147	$104	$270	$194

•DAC, VOBA and DSI are amortized on a constant level basis for the grouped contracts over the expected term of the related contracts to approximate straight-line amortization. Amortization of DAC, VOBA and DSI increased for the three and six months ended June 30, 2024, compared to the three and six months ended June 30, 2023, primarily reflecting increased DAC and DSI associated with the growth of the business, as well as a slightly increased amortization rate on some DAC and DSI balances due to updates to the surrender and mortality assumptions for the indexed annuity and fixed-rate annuity blocks that occurred in the third quarter of 2023. In addition, VOBA amortization increased approximately $15 million for the three and six months ended June 30, 2024 reflecting actuarial model updates and refinements.

•Amortization of other intangible assets and fixed asset depreciation for the three and six months ended June 30, 2024 included amortization of other intangible assets from our majority owned interest in Roar.
Personnel Costs and Other Operating Expenses

Below is a summary of personnel costs and other operating expenses (in millions):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Personnel costs	$69	$56	$135	$109
Other operating expenses	46	33	104	69
Total personnel costs and other operating expenses	$115	$89	$239	$178

•Personnel costs and other operating expenses for the three and six months ended June 30, 2024 were higher compared to the three and six months ended June 30, 2023, reflecting costs in line with the growth in sales and assets along with continued investments in our operating platform. In addition, the three and six months ended June 30, 2024 includes $7 million and $18 million, respectively, from our majority owned interest in Roar.

Interest expense

Below is a summary of interest expense (in millions):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Interest expense	$28	$25	$58	$47
Total interest expense	$28	$25	$58	$47

•Interest expense increased for the three and six months ended June 30, 2024, as compared to the three and six months ended June 30, 2023, primarily reflecting interest on the debt issuances in December 2023 and June 2024, partially offset by lower interest resulting from a partial repayment of the 5.5% F&G Notes in June 2024 and lower balances on the revolving credit facility.
Other Items Affecting Net Earnings

Income Tax Expense (Benefit)

Below is a summary of the major components included in income tax expense (benefit) (dollars in millions):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Earnings (loss) before taxes	$254	$163	$396	$(40)

Income tax expense (benefit) before valuation allowance	49	31	74	(14)
Change in valuation allowance	1	2	2	39
Income tax expense	$50	$33	$76	$25
Effective rate	20%	20%	19%	(63)%

•Income tax expense for the three months ended June 30, 2024 was $50 million, compared to income tax expense of $33 million for the three months ended June 30, 2023. The effective tax rate was 20% for both the three months ended June 30, 2024 and June 30, 2023, respectively. The increase in income tax expense period over period is primarily related to the increase in pre-tax income.

•Income tax expense for the six months ended June 30, 2024 was $76 million, compared to income tax expense of $25 million for the six months ended June 30, 2023. The effective tax rate was 19% and (63)% for the six months ended June 30, 2024 and June 30, 2023, respectively. The increase in income tax expense period over period is related to the increase in pre-tax income. Income tax expense for the six months ended June 30, 2023 contains an increase in the valuation allowance of $39 million and the period over period increase would have been larger absent this amount.

Adjusted Net Earnings (See “—Non-GAAP Financial Measures”)

The table below shows the adjustments made to reconcile Net earnings (loss) attributable to common shareholders to Adjusted net earnings attributable to common shareholders (in millions):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net earnings (loss) attributable to common shareholders	$198	$130	$309	$(65)
Non-GAAP adjustments:
Recognized (gains) and losses, net
Net realized and unrealized (gains) losses on fixed maturity available-for-sale securities, equity securities and other invested assets	(37)	27	(85)	75
Change in allowance for expected credit losses	21	20	22	28
Change in fair value of reinsurance related embedded derivatives	(10)	(17)	8	2
Change in fair value of other derivatives and embedded derivatives	8	—	69	(1)
Recognized (gains) losses, net	(18)	30	14	104
Market related liability adjustments	(71)	(102)	(126)	142
Purchase price amortization	19	6	41	11
Transaction costs and other non-recurring items	(3)	—	(3)	2
Noncontrolling interest	(2)	—	(5)	—
Income taxes adjustment	16	15	17	(54)
Adjusted net earnings attributable to common shareholders	$139	$79	$247	$140

The commentary below is intended to provide additional information on the significant income and expense items that help explain the trends in our adjusted net earnings for each time period, as we believe these items provide further clarity to the financial performance of the business.

•Adjusted net earnings of $139 million for the three months ended June 30, 2024 included $145 million of investment income from alternative investments and $4 million of collateral loan obligations (“CLO”) redemptions and bond prepay income, partially offset by $16 million of actuarial model updates and refinements. Alternative investments investment income based on management’s long-term expected return of approximately 10% was $165 million.

•Adjusted net earnings of $79 million for the three months ended June 30, 2023 included $82 million of investment income from alternative investments and $5 million of bond prepay income. Alternative investments investment income based on management’s long-term expected return of approximately 10% was $137 million.

•Adjusted net earnings of $247 million for the six months ended June 30, 2024 included $245 million of investment income from alternative investments and $10 million of CLO redemptions and bond prepay income, partially offset by $16 million of actuarial model updates and refinements. Alternative investments investment income based on management’s long-term expected return of approximately 10% was $317 million.

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

As of June 30, 2024 and December 31, 2023, the fair value of our investment portfolio was approximately $55 billion and $52 billion, respectively, and was divided among the following asset classes and sectors (dollars in millions):

	June 30, 2024		December 31, 2023
	Fair Value	Percent	Fair Value	Percent
Fixed maturity securities, available for sale:
United States Government full faith and credit	$237	—%	$261	1%
United States Government sponsored entities	32	—%	31	—%
United States municipalities, states and territories	1,422	3%	1,567	3%
Foreign Governments	223	—%	226	—%
Corporate securities:
Finance, insurance and real estate	7,905	14%	6,895	13%
Manufacturing, construction and mining	1,135	2%	947	2%
Utilities, energy and related sectors	2,507	5%	2,374	5%
Wholesale/retail trade	2,713	5%	2,433	5%
Services, media and other	4,118	8%	3,930	8%
Hybrid securities	639	1%	618	1%
Non-agency residential mortgage-backed securities	2,413	4%	2,393	5%
Commercial mortgage-backed securities	4,930	9%	4,410	9%
Asset-backed securities	9,880	18%	8,929	17%
Collateral loan obligations	5,672	10%	5,405	10%
Total fixed maturity available for sale securities	$43,826	79%	$40,419	79%
Equity securities (a)	479	1%	606	1%
Limited partnerships:
Private equity	1,605	3%	1,277	2%
Real assets	527	1%	463	1%
Credit	1,210	2%	1,039	2%
Limited Partnerships	3,342	6%	2,779	5%
Commercial mortgage loans	2,254	4%	2,253	4%
Residential mortgage loans	2,568	5%	2,545	5%
Other (primarily derivatives, company owned life insurance and unconsolidated owned distribution investments)	2,055	4%	1,697	3%
Short term investments	421	1%	1,452	3%
Total investments	$54,945	100%	$51,751	100%
(a)Includes investment grade non-redeemable preferred stocks ($283 million and $428 million at June 30, 2024 and December 31, 2023, respectively).
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

The following table summarizes the credit quality by NRSRO rating, or NAIC designation equivalent, of our fixed income portfolio (dollars in millions) at June 30, 2024 and December 31, 2023:

		June 30, 2024			December 31, 2023
NRSRO Rating	NAIC Designation	Amortized Cost	Fair Value	Fair Value Percent	Amortized Cost	Fair Value	Fair Value Percent
AAA/AA/A	1	$30,189	$28,053	64%	$28,052	$26,170	65%
BBB	2	14,853	13,719	31%	13,421	12,302	30%
BB	3	1,594	1,552	4%	1,633	1,554	4%
B	4	320	280	1%	268	215	1%
CCC	5	152	117	—%	103	72	—%
CC and lower	6	128	105	—%	124	106	—%
Total		$47,236	$43,826	100%	$43,601	$40,419	100%

Investment Concentrations
The tables below present the top ten structured security and industry categories of our fixed maturity and equity securities including the fair value and percent of total fixed maturity and equity securities fair value as of June 30, 2024 and December 31, 2023 (dollars in millions).

	June 30, 2024
Top 10 Concentrations	Fair Value	Percent of Total Fair Value
ABS other	$9,880	22%
CLO securities	5,672	13%
Commercial mortgage-backed securities	4,930	11%
Diversified financial services	3,852	9%
Banking	2,338	5%
Whole loan collateralized mortgage obligation	2,129	5%
Municipal	1,683	4%
Insurance	1,440	3%
Electric	1,150	3%
Telecommunications	694	2%
Total	$33,768	77%

	December 31, 2023
Top 10 Concentrations	Fair Value	Percent of Total Fair Value
ABS other	$8,929	22%
CLO securities	5,405	13%
Commercial mortgage-backed securities	4,410	11%
Diversified financial services	3,272	8%
Banking	2,048	5%
Whole loan collateralized mortgage obligation	2,043	5%
Municipal	1,600	4%
Insurance	1,567	4%
Electric	1,086	3%
Telecommunications	696	2%
Total	$31,056	77%
The amortized cost and fair value of fixed maturity available-for-sale (“AFS”) securities by contractual maturities as of June 30, 2024 and December 31, 2023 (dollars in millions), are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	June 30, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Corporate, Non-structured Hybrids, Municipal, Foreign and U.S. Government securities:
Due in one year or less	$426	$417	$383	$374
Due after one year through five years	3,784	3,696	3,207	3,129
Due after five years through ten years	3,804	3,645	2,822	2,680
Due after ten years	15,851	13,141	15,333	13,068
Subtotal	23,865	20,899	21,745	19,251
Other securities, which provide for periodic payments:
Asset-backed securities	15,682	15,552	14,623	14,334
Commercial-mortgage-backed securities	5,157	4,930	4,732	4,410
Residential mortgage-backed securities	2,532	2,445	2,501	2,424
Subtotal	23,371	22,927	21,856	21,168
Total fixed maturity available-for-sale securities	$47,236	$43,826	$43,601	$40,419

Non-Agency RMBS Exposure

Our investment in non-agency RMBS securities is predicated on the conservative and adequate cushion between purchase price and NAIC 1 rating, general lack of sensitivity to interest rates, positive convexity to prepayment rates and correlation between the price of the securities and the unfolding recovery of the housing market.

The fair value of our investments in subprime securities and Alt-A RMBS securities were $30 million and $46 million as of June 30, 2024, respectively, and $33 million and $49 million as of December 31, 2023, respectively. As of both June 30, 2024 and December 31, 2023, approximately 95% of the subprime and Alt-A RMBS exposures were rated NAIC 2 or higher.

ABS and CLO Exposures

Our ABS exposures are largely diversified by underlying collateral and issuer type. Our CLO exposures are generally senior tranches of CLOs which have leveraged loans as their underlying collateral.

As of June 30, 2024, the CLO and ABS positions were trading at a net unrealized gain position of $120 million and a net unrealized loss of $239 million, respectively. As of December 31, 2023, the CLO and ABS positions were trading at a net unrealized gain position of $65 million and a net unrealized loss of $344 million, respectively.

The following table summarizes the credit quality by NRSRO rating, or NAIC designation equivalent, of our AFS ABS portfolio (dollars in millions) at June 30, 2024 and December 31, 2023.

		June 30, 2024		December 31, 2023
		Fair Value	Percent	Fair Value	Percent
NRSRO Rating	NAIC Designation
AAA/AA/A	1	$7,675	78%	$7,023	79%
BBB	2	1,568	16%	1,375	15%
BB	3	465	5%	418	5%
B	4	88	1%	59	1%
CCC	5	45	—%	13	—%
CC and lower	6	39	—%	41	—%
Total		$9,880	100%	$8,929	100%

The following table summarizes the credit quality by NRSRO rating, or NAIC designation equivalent, of our AFS CLO portfolio (dollars in millions) at June 30, 2024 and December 31, 2023.

		June 30, 2024		December 31, 2023
		Fair Value	Percent	Fair Value	Percent
NRSRO Rating	NAIC Designation
AAA/AA/A	1	$3,600	63%	$3,288	61%
BBB	2	1,566	28%	1,582	29%
BB	3	449	8%	480	9%
B	4	16	—%	17	—%
CCC	5	—	—%	—	—%
CC and lower	6	41	1%	38	1%
Total		$5,672	100%	$5,405	100%

Municipal Bond Exposure

Our municipal bond exposure is a combination of general obligation bonds (fair value of $200 million and $231 million and an amortized cost of $241 million and $268 million as of June 30, 2024 and December 31, 2023, respectively) and special revenue bonds (fair value of $1,222 million and $1,334 million and an amortized cost of $1,417 million and $1,506 million as of June 30, 2024 and December 31, 2023, respectively).

Across all municipal bonds, the largest issuer represented 5% of the category for both June 30, 2024 and December 31, 2023, and is rated NAIC 1. Our focus within municipal bonds is on NAIC 1 rated instruments, and 97% and 98% of our municipal bond exposure is rated NAIC 1 for June 30, 2024 and December 31, 2023, respectively.

Mortgage Loans

Commercial Mortgage Loans

We diversify our commercial mortgage loans (“CMLs”) portfolio by geographic region and property type to attempt to reduce concentration risk. We continuously evaluate CMLs based on relevant current information to ensure properties are performing at a level to secure the related debt. Loan-to-value (“LTV”) and debt-service coverage (“DSC”) ratios are utilized to assess the risk and quality of CMLs. As of June 30, 2024 and December 31, 2023, our mortgage loans on real estate portfolio both had a weighted average DSC ratio of 2.3 times, and a weighted average LTV ratio of 56% and 55%, respectively.

We consider a CML delinquent when a loan payment is greater than 30 days past due. For mortgage loans that are determined to require foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell at the point of foreclosure. As of June 30, 2024 and December 31, 2023, we had no CMLs that were delinquent in principal or interest payments and none in the process of foreclosure. See Note C - Investments to the unaudited Condensed Financial Statements included in this report for additional information on our CMLs, including our distribution by property type, geographic region, LTV and DSC ratios.

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

Unrealized Losses
The amortized cost and fair value of the fixed maturity securities and the equity securities that were in an unrealized loss position as of June 30, 2024 and December 31, 2023, were as follows (dollars in millions):

	June 30, 2024
	Number of Securities	Amortized Cost	Allowance for Expected Credit Losses	Unrealized Losses	Fair Value
Fixed maturity securities, available for sale:
United States Government full faith and credit	30	$118	$—	$(3)	$115
United States Government sponsored agencies	54	28	—	(3)	25
United States municipalities, states and territories	165	1,450	—	(243)	1,207
Foreign Governments	47	222	—	(44)	178
Corporate securities:
Finance, insurance and real estate	906	6,619	—	(747)	5,872
Manufacturing, construction and mining	147	1,095	—	(158)	937
Utilities, energy and related sectors	395	2,701	—	(535)	2,166
Wholesale/retail trade	470	2,669	—	(470)	2,199
Services, media and other	566	4,156	—	(828)	3,328
Hybrid securities	36	601	—	(43)	558
Non-agency residential mortgage-backed securities	311	1,342	(1)	(111)	1,230
Commercial mortgage-backed securities	439	3,126	(21)	(215)	2,890
Asset-backed securities	470	5,666	(9)	(359)	5,298
Total fixed maturity available for sale securities	4,036	29,793	(31)	(3,759)	26,003
Equity securities	34	426	—	(88)	338
Total investments	4,070	$30,219	$(31)	$(3,847)	$26,341

	December 31, 2023
	Number of Securities	Amortized Cost	Allowance for Expected Credit Losses	Unrealized Losses	Fair Value
Fixed maturity securities, available for sale:
United States Government full faith and credit	8	$15	$—	$(1)	$14
United States Government sponsored agencies	56	30	—	(3)	27
United States municipalities, states and territories	180	1,498	—	(222)	1,276
Foreign Governments	50	209	—	(39)	170
Corporate securities:
Finance, insurance and real estate	637	5,529	—	(690)	4,839
Manufacturing, construction and mining	117	965	—	(135)	830
Utilities, energy and related sectors	316	2,402	—	(471)	1,931
Wholesale/retail trade	332	2,165	—	(397)	1,768
Services, media and other	401	3,370	—	(686)	2,684
Hybrid securities	36	597	—	(53)	544
Non-agency residential mortgage-backed securities	244	1,118	(2)	(101)	1,015
Commercial mortgage-backed securities	435	3,198	(22)	(323)	2,853
Asset-backed securities	800	8,078	(9)	(470)	7,599
Total fixed maturity available for sale securities	3,612	29,174	(33)	(3,591)	25,550
Equity securities	41	567	—	(100)	467
Total investments	3,653	$29,741	$(33)	$(3,691)	$26,017

The gross unrealized loss position on the fixed maturity available-for-sale fixed and equity portfolio was $3,847 million and $3,691 million as of June 30, 2024 and December 31, 2023, respectively. Most components of the portfolio exhibited price depreciation caused primarily by higher treasury rates. The total amortized cost of all securities in an unrealized loss position was $30,219 million and $29,741 million as of June 30, 2024 and December 31, 2023, respectively. The average market value/book value of the investment category with the largest unrealized loss position was 80% for services, media and other as of June 30, 2024. In the aggregate, services, media and other represented 22% of the total unrealized loss position as of June 30, 2024. The average market value/book value of the investment category with the largest unrealized loss position was 88% for finance, insurance and real estate as of December 31, 2023. In aggregate, finance, insurance and real estate represented 19% of the total unrealized loss position as of December 31, 2023.

The amortized cost and fair value of fixed maturity available for sale securities under watch list analysis and the number of months in a loss position with investment grade securities (NRSRO rating of BBB/Baa or higher) as of June 30, 2024 and December 31, 2023, were as follows (dollars in millions):

	June 30, 2024
	Number of Securities	Amortized Cost	Fair Value	Allowance for Credit Loss	Gross Unrealized Losses
Investment grade:
Less than six months	1	$1	$1	$—	$—
Six months or more and less than twelve months	1	15	14	—	(1)
Twelve months or greater	108	1,364	936	—	(428)
Total investment grade	110	1,380	951	—	(429)

Below investment grade:
Less than six months	—	—	—	—	—
Six months or more and less than twelve months	—	—	—	—	—
Twelve months or greater	5	69	48	—	(21)
Total below investment grade	5	69	48	—	(21)
Total	115	$1,449	$999	$—	$(450)

	December 31, 2023
	Number of Securities	Amortized Cost	Fair Value	Allowance for Credit Loss	Gross Unrealized Losses
Investment grade:
Less than six months	1	$15	$14	$—	$(1)
Six months or more and less than twelve months	1	54	44	—	(10)
Twelve months or greater	47	634	444	—	(190)
Total investment grade	49	703	502	—	(201)

Below investment grade:
Less than six months	—	—	—	—	—
Six months or more and less than twelve months	—	—	—	—	—
Twelve months or greater	3	19	15	—	(4)
Total below investment grade	3	19	15	—	(4)
Total	52	$722	$517	$—	$(205)

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

At June 30, 2024, our watch list included 115 securities in an unrealized loss position with an amortized cost of $1,449 million, no allowance for expected credit losses, unrealized losses of $450 million and a fair value of $999 million.

At December 31, 2023, our watch list included 52 securities in an unrealized loss position with an amortized cost of $722 million, no allowance for expected credit losses, unrealized losses of $205 million and a fair value of $517 million.

The watch list excludes structured securities as we have separate processes to evaluate the credit quality on the structured securities.

There were 50 and 101 structured securities with a fair value of $163 million and $316 million to which we had potential credit exposure as of June 30, 2024 and December 31, 2023, respectively. Our analysis of these structured securities, which included cash flow testing, resulted in allowances for expected credit losses of $58 million and $35 million as of June 30, 2024 and December 31, 2023, respectively.

Exposure to Sovereign Debt and Certain Other Exposures

Our investment portfolio had an immaterial amount of direct exposure to European sovereign debt as of June 30, 2024 and December 31, 2023, respectively. We have no exposure to investments in Russia or Ukraine and de minimis investments in peripheral countries in the region.

Interest and Investment Income

For discussion regarding our interest and investment income and recognized gains and (losses), net, refer to Note C - Investments to the unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

AFS Securities

For additional information regarding our AFS securities, including the amortized cost, gross unrealized gains (losses), and fair value as well as the amortized cost and fair value of fixed maturity AFS securities by contractual maturities, as of June 30, 2024 and December 31, 2023, refer to Note C - Investments to the unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

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

Liquidity and Capital Resources

Liquidity refers to the ability of an enterprise to generate adequate amounts of cash from its normal operations to meet cash requirements with a prudent margin of safety. Our principal sources of cash flow from operating activities are annuity considerations, insurance premiums, and fees and investment income. We also generate cash inflows from investing activities resulting from maturities and sales of invested assets and from financing activities including inflows on our investment-type products, proceeds from borrowing activities and issuances of preferred stock. Our operating activities provided cash of $2,589 million and $2,817 million for the six months ended June 30, 2024 and June 30, 2023, respectively. When considering our liquidity and cash flow, it is important to distinguish between the needs of our insurance subsidiaries and the needs of the holding company, F&G Annuities & Life, Inc. As a holding company with no operations of its own, F&G Annuities & Life, Inc. derives its cash primarily from its insurance subsidiaries and CF Bermuda Holdings Ltd. (“CF Bermuda”), a Bermuda exempted limited liability company and a wholly owned direct subsidiary of the Company, a downstream holding company that provides additional sources of liquidity. Dividends from our insurance subsidiaries flow through CF Bermuda to F&G Annuities & Life, Inc. F&G Cayman Re, a licensed class D insurer in the Cayman Islands and a wholly owned direct subsidiary of the Company, could also provide dividends directly to F&G Annuities & Life, Inc.

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

On June 4, 2024, F&G completed its public offering of $550 million aggregate principal amount of its 6.50% Senior Notes due 2029 (the “6.50% F&G Notes”). The 6.50% F&G Notes are guaranteed on an unsecured, unsubordinated basis by each of F&G’s subsidiaries that are guarantors of F&G’s obligations under its existing credit agreement. A portion of the net proceeds were used to finance a cash tender offer by its wholly owned subsidiary Fidelity & Guaranty Life Holdings, Inc. (“FGLH”) for an aggregate principal amount of $250 million of FGLH’s 5.50% Senior Notes due 2025 (the “5.50% F&G Notes”). F&G intends to use the remaining net proceeds of this offering for general corporate purposes, which may include the repurchase, redemption or repayment at maturity of outstanding indebtedness. The 6.50% F&G Notes were registered under the Securities Act of 1934 (as amended) (the “Securities Act”).

Cash Requirements. Our current cash requirements include personnel costs, operating expenses, benefit payments, funding agreement payments, taxes, payments of interest and principal on our debt, capital expenditures, business acquisitions, stock repurchases and dividends on our common stock. During the first six months of 2024, we paid common and preferred dividends of approximately $57 million. In addition, preferred dividends of $5 million declared in the second quarter of 2024 were paid on July 15, 2024.

On July 31, 2024, our Board of Directors declared (a) a quarterly cash dividend of $0.8594 per share on the FNF Preferred Stock for the period from July 15, 2024 to and excluding October 15, 2024, to be paid on October 15, 2024, to FNF Preferred Stock record holders on October 1, 2024 and, (b) a quarterly cash dividend of $0.21 per common share, payable on September 30, 2024, to F&G common shareholders of record as of September 16, 2024.

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

There were no purchases of stock pursuant to our stock repurchase program during the six months ended June 30, 2024. At June 30, 2024, the total remaining authorization of F&G common stock that may be repurchased was approximately $32 million.

As of June 30, 2024 and December 31, 2023, we had Cash and cash equivalents of $3,526 million and $1,563 million, respectively, short term investments of $421 million and $1,452 million, respectively. As of June 30, 2024 we had $385 million of remaining capacity under our revolving credit facility and $200 million of capacity under our revolving credit facility with FNF (the “FNF Credit Facility”). No amount was outstanding under the FNF Credit Facility as of June 30, 2024. Refer to Financing Arrangements below and Note L - Notes Payable of the unaudited Condensed Consolidated Financial Statements in Part I - Item 1 of this Quarterly Report on Form 10-Q for further information regarding our borrowings.

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

Operating Cash Flow. Our cash flows provided by operations for the six months ended June 30, 2024 and June 30, 2023, were $2,589 million and $2,817 million, respectively. Cash provided by operations for the six months ended June 30, 2024 and June 30, 2023 included approximately $700 million and $500 million of net cash received for PRT transactions, respectively, included in the change in future policy benefits.

Investing Cash Flows. Our cash used in investing activities for the six months ended June 30, 2024 and June 30, 2023, were $(3,229) million and, $(4,246) million, respectively, primarily reflecting net purchases of investments. Cash used in investing activities for the six months ended June 30, 2024 also included a net cash outflow of $268 million for the Roar acquisition.

Financing Cash Flows. Our cash flows provided by financing activities for the six months ended June 30, 2024 and June 30, 2023, were $2,603 million and $2,157 million, respectively and reflected higher net contractholder deposits in 2024, as compared to 2023. Net contractholder deposits in 2024 included FABN issuances of $600 million as compared to no FABN issuances for 2023. In addition, cash provided by financing activities for the six months ended June 30, 2024 included borrowing proceeds of $550 million, a portion of which were used to used to finance a $250 million cash tender offer, and proceeds of $250 million from the issuance of the FNF Preferred Stock, all discussed above. Cash provided by financing activities for the six months ended June 30, 2023 included borrowing proceeds of $500 million partially offset by a net partial revolver paydown of $35 million.

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

We have unfunded commitments as of June 30, 2024 based upon the timing of when investments and agreements are executed or signed compared to when the actual commitments are funded or closed. Some investments require that funding occur over a period of months or years. Please refer to Note C - Investments and Note N - Commitments and Contingencies to the unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional details on unfunded commitments.

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

Our borrowing capacity under these credit facilities does not have an expiration date as long as we maintain a satisfactory level of creditworthiness based on the FHLB’s credit assessment. As of June 30, 2024 and December 31, 2023, we had $2,856 million and $2,514 million, respectively, in FHLB non-putable funding agreements included under contractholder funds on our unaudited Condensed Consolidated Balance Sheet. As of June 30, 2024 and December 31, 2023, we had assets with a fair value of approximately $4,886 million and $4,345 million, respectively, which collateralized the FHLB funding agreements. Assets pledged to the FHLB are primarily included in fixed maturities, AFS, on our unaudited Condensed Consolidated Balance Sheets.

Collateral-Derivative Contracts. Under the terms of our ISDA agreements, we may receive from, or deliver to, counterparties collateral to assure that all terms of the ISDA agreements will be met with regard to the Credit Support Annex (“CSA”). The terms of the CSA call for us to pay interest on any cash received equal to the federal funds rate. As of June 30, 2024 and December 31, 2023, $1,011 million, and $775 million, respectively, of collateral was posted by our counterparties as they did not meet the net exposure thresholds. Collateral requirements are monitored on a daily basis and incorporate changes in market values of both the derivatives contract as well as the collateral pledged. Market value fluctuations are due to changes in interest rates, spreads and other risk factors.

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

Subsequent Event. On July 18, 2024 F&G acquired a 100% majority ownership stake in the equity of PALH, LLC (“PALH”). PALH markets and sells life insurance and annuity products of various insurance carriers to individuals through a network of agents. Prior to the acquisition date, PALH owned a 70% ownership stake in an operating company of which F&G owned 30% equity. Total consideration to acquire the remaining 70% equity is comprised of cash of approximately $216 million.

Guarantor Financial Information

Our 2024 issuance of the 6.50% F&G Notes and the 2023 issuances of the 7.40% F&G Notes and the 7.95% F&G Notes are fully and unconditionally guaranteed on a senior, unsecured, unsubordinated basis, jointly and severally, by each of our existing and future direct and indirect subsidiaries that are guarantors of our obligations under the credit agreement (collectively, the “obligor group”). Refer to Note L - Notes Payable of the unaudited Condensed Consolidated Financial Statements in Part I - Item 1 of this Quarterly Report on Form 10-Q for further information regarding these borrowings.

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

	Six months ended	Year ended
	June 30, 2024	December 31, 2023
Summarized Statement of Operations:
Total revenues	$64	$(5)
Total expenses	(57)	(94)
Income tax (expense) benefit	5	(1)
Net earnings (loss)	$12	$(100)

Summarized Balance Sheet:	June 30, 2024	December 31, 2023
Investments	$406	$532
Cash and cash equivalents	465	322
Goodwill	1,725	1,725
Due from non-guarantor affiliates	56	64
Other assets	32	33
Total assets	$2,684	$2,676

Notes payable	$2,038	$1,754
Other liabilities	114	145
Total liabilities	$2,152	$1,899

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

During the six months ended June 30, 2024, there were no material changes to our market risk exposures from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, except as described below.

Interest Rate Risk

An increase in the levels of interest rates of 100 basis points, with all other variables held constant, would result in a decrease in the fair value of our fixed maturity securities and certain investments in preferred securities of approximately $2.6 billion, a net decrease in the fair value of interest rate swaps of approximately $0.1 billion and a net decrease in the combined fair value of embedded derivatives and MRBs of approximately $0.5 billion at June 30, 2024. In addition, a 100bps shift in interest rates for our floating rate debt and funding agreements will increase or decrease floating expense by approximately $20 million per year. As noted in our Annual Report on Form 10-K for the year ended December 31, 2023, the impact to net earnings related to the interest rate swaps and floating rate notes payable and funding agreements will be significantly offset by corresponding changes in investment income associated with our floating rate investments.

Equity Price Risk

At June 30, 2024, a 10% decrease in market prices, with all other variables held constant, would result in a net decrease in the fair value of our equity securities portfolio of approximately $48 million.

Credit Risk and Counterparty Risk

See Note D - Derivative Financial Instruments in the unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information regarding our exposure to credit loss for derivatives.

In the normal course of business, certain reinsurance recoverables are subject to reviews by the reinsurers. We are not aware of any material disputes arising from these reviews or other communications with the counterparties as of June 30, 2024 that would require an increase to the allowance for credit losses. For information on concentrations of reinsurance risk, refer to Note E - Reinsurance in the unaudited Condensed Consolidated Financial Statements included in Part I - Item 1 of this Quarterly Report on Form 10-Q.

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

Concentrations of Financial Instruments

Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations - Investment Portfolio - Investment Concentrations included in Item 2 of Part I of this Quarterly Report on Form 10-Q regarding the top ten investment concentrations of our fixed maturity and equity securities including the fair value and percent of total fixed maturity and equity securities fair value as of June 30, 2024 and December 31, 2023.

Refer to Note C - Investments in the unaudited Condensed Consolidated Financial Statements included in Part I - Item 1 of this Quarterly Report on Form 10-Q for our underlying investment concentrations that exceed 10% of shareholders equity as of June 30, 2024.

.
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation was performed under the supervision and with participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of June 30, 2024, the Company’s disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

We completed the Roar acquisition on January 2, 2024 (see Note P - Acquisition of the Notes to the unaudited Condensed Consolidated Financial Statements included in Part I. Item 1 of this Quarterly Report on Form 10-Q). The scope of management’s assessment of the effectiveness of the Company’s disclosure controls and procedures did not include the internal controls over financial reporting of Roar. This exclusion is in accordance with the SEC Staff’s general guidance that an assessment of a recently acquired business may be omitted from the scope of management’s assessment for one year following the acquisition. Roar represented approximately 1.5% of our total revenues for the three and six months ended June 30, 2024. Total assets of the acquired business as of June 30, 2024 represented approximately 0.6% of total consolidated assets, consisting principally of goodwill and intangible assets.
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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Part II - Other Information
Item 1. Legal Proceedings
See discussion of legal proceedings in Note N - Commitments and Contingencies to the unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated by reference into this Item 1 of Part II.

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

The DOL’s new Fiduciary Rule, which was scheduled to become effective on September 23, 2024, has been challenged. On July 25, 2024, in the case of Federation of Americans for Consumer Choice, Inc., et al. v. United States Department of Labor, et al., (“Federation of Americans”) the United States District Court for the Eastern District of Texas issued an order staying the effective date of the DOL’s final fiduciary rule (and related amendments to PTE 84-24) that was issued in March 2024. The District Court, in part relying on the Supreme Court’s recent ruling in Loper Bright Enterprises v. Raimondo, found that the plaintiffs (primarily insurance agents) were likely to succeed on their arguments that the Final Rule improperly expanded the definition of an “investment advice fiduciary” under ERISA. As a result, the Final Rule’s original effective date of September 23, 2024 has been delayed until further notice.

In addition, on July 26, 2024, a companion case to Federation of Americans filed in the United States District Court for the Northern District of Texas, American Council of Life Insurers, et al. v. United States Dep’t of Labor, et al., held the remaining PTE amendments included in the Final Rule (PTEs 2020-02, 75-1, 77-4, 80-83, 83-1 and 86-128) that were not challenged in Federation of Americans were also stayed, noting that the Northern District fully agreed with the Eastern District’s analysis and decision to stay the effective date of the Final Rule.

The DOL is expected to appeal both rulings to the Fifth Circuit Court of Appeals.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

In 2023, F&G’s Board of Directors approved a new three-year stock repurchase program under which the Company may repurchase up to $50 million of F&G common stock. The Company believes the share repurchase program is an efficient means of returning cash to shareholders when we consider the shares to be undervalued. Purchases may be made from time to time by the Company in the open market at prevailing market prices or through privately negotiated transactions or accelerated share repurchase transactions through November 6, 2026. All purchases are currently planned to be held as Treasury Stock. The extent to which the Company repurchases its shares, and the timing of such purchases, will depend upon a variety of factors, including market conditions, regulatory requirements and other considerations, as determined by the Company. There were no repurchases of shares pursuant to the stock repurchase program for the three months ended June 30, 2024. At June 30, 2024, the total remaining authorization of F&G common stock that may be repurchased was approximately $32 million.

There were no unregistered sales of equity securities sold during the period covered by this Quarterly Report on Form 10-Q that were not previously included in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information

During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The following is a list of exhibits filed or incorporated by reference as a part of this Quarterly Report on Form 10-Q.

Exhibit No.	Description of Exhibits
1.1
Underwriting Agreement, dated as of May 20, 2024, among the Company, the guarantors party thereto and BofA Securities, Inc., J.P. Morgan Securities LLC, RBC Capital Markets, LLC and Wells Fargo Securities, LLC, as representatives of the several underwriters named therein (incorporated by reference to Exhibit No. 1.1 to the Company’s Current Report on Form 8-K, filed with the Commission on May 21, 2024).

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

4.1
Fourth Supplemental Indenture relating to F&G Annuities & Life, Inc’s 6.500% senior notes due 2029 (incorporated by reference to Exhibit No 4.1 to the Company's Current Report on Form 8-K, filed with the Commission on June 4, 2024).

4.2	Form of F&G Annuities & Life, Inc.’s 6.500% senior notes due 2029 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K, filed with the Commission on June 4, 2024).
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

10.2
Amended and Restated Retention Agreement between F&G Annuities & Life, Inc. and John D. Currier, Jr., dated as of May 8, 2024 (incorporated by reference to Exhibit No. 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on May 13, 2024).

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
101 *
The following financial information from the Company’s Quarterly Report on Form 10-Q for the three-month period ended June 30, 2024 is formatted in Inline XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the unaudited Condensed Consolidated Statements of Equity, (v) the unaudited Condensed Consolidated Statements of Cash Flows, and (vi) notes to these unaudited Condensed Consolidated financial statements, and (vii) the Cover Page to the Company’s Quarterly Report on Form 10-Q.

104 *	The cover page from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2024 is formatted in Inline XBRL (Extensible Business Reporting Language) and contained in Exhibit 101.

*    Filed herewith

Signatures
Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

F&G Annuities & Life, Inc. (Registrant)

Date:	August 7, 2024	By:	/s/ Wendy J.B. Young
Wendy J.B. Young
Chief Financial Officer
(on behalf of the Registrant and as Principal Financial Officer)