Form 10-Q
period 2024-09-30
F&G Annuities & Life, Inc.
filed 2024-11-07
CIK 1934850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
The registrant had outstanding 126,093,561 shares of common stock as of October 31, 2024.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended September 30, 2024

F&G ANNUITIES & LIFE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except share data)

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Investments:
Fixed maturity securities available for sale, at fair value, at September 30, 2024 and December 31, 2023, at an amortized cost of $49,026 and $43,601, respectively, net of allowance for credit losses of $62 and $35, respectively	$46,909	$40,419
Preferred securities, at fair value	289	469
Equity securities, at fair value	146	137
Derivative investments	1,401	797
Mortgage loans, net of allowance for credit losses of $69 and $66 at September 30, 2024 and December 31, 2023, respectively	5,626	5,336
Investments in unconsolidated affiliates (certain investments at fair value of $272 and $285 at September 30, 2024 and December 31, 2023, respectively)	3,666	3,071
Other long-term investments	675	608
Short-term investments	681	1,452
Total investments	59,393	52,289
Cash and cash equivalents	3,539	1,563
Reinsurance recoverable, net of allowance for credit losses of $21 at September 30, 2024 and December 31, 2023	12,404	8,960
Goodwill	2,179	1,749
Prepaid expenses and other assets	942	931
Other intangible assets, net	5,349	4,207
Market risk benefits asset	134	88
Income taxes receivable	2	27
Deferred tax asset, net	181	388
Total assets	$84,123	$70,202
LIABILITIES AND EQUITY
Liabilities:
Contractholder funds	$55,468	$48,798
Future policy benefits	8,268	7,050
Market risk benefits liability	603	403
Accounts payable and accrued liabilities	3,291	2,011
Notes payable	2,038	1,754
Funds withheld for reinsurance liabilities	9,980	7,083
Total liabilities	$79,648	$67,099
Equity:
Preferred stock $0.001 par value; authorized 25,000,000 shares as of September 30, 2024 and December 31, 2023; outstanding and issued 5,000,000 and 0 shares as of September 30, 2024 and December 31, 2023, respectively	$—	$—
Common stock, $0.001 par value; authorized 500,000,000 shares as of September 30, 2024 and December 31, 2023; outstanding 126,094,481 and 126,332,142 as of September 30, 2024 and December 31, 2023, respectively; and issued 127,123,308 and 127,234,902 as of September 30, 2024 and December 31, 2023, respectively	—	—
Additional paid-in-capital	3,456	3,185
Retained earnings	2,145	1,926
Accumulated other comprehensive (loss) income	(1,231)	(1,990)
Treasury stock, at cost (1,028,827 shares and 902,760 shares as of September 30, 2024 and December 31, 2023)	(24)	(18)
Total F&G Annuities & Life, Inc. shareholders' equity	4,346	3,103
Non-controlling interests	129	—
Total equity	4,475	3,103
Total liabilities and equity	$84,123	$70,202
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

F&G ANNUITIES & LIFE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars and shares in millions, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(Unaudited)		(Unaudited)
Revenues:
Life insurance premiums and other fees	$506	$582	$1,711	$1,523
Interest and investment income	712	578	2,012	1,622
Owned distribution revenues	20	—	61	—
Recognized gains and (losses), net	206	(309)	401	(257)
Total revenues	1,444	851	4,185	2,888
Benefits and expenses:
Benefits and other changes in policy reserves (remeasurement gains (losses) (a))	1,095	292	2,864	1,921
Market risk benefit (gains) losses	71	(49)	80	(20)
Depreciation and amortization	147	108	417	302
Personnel costs	80	58	215	167
Other operating expenses	45	38	149	107
Interest expense	36	24	94	71
Total benefits and expenses	1,474	471	3,819	2,548
Earnings (loss) before income taxes	(30)	380	366	340
Income tax (benefit) expense	(25)	74	51	99
Net earnings (loss)	(5)	306	315	241
Less: Non-controlling interests	1	—	3	—
Net earnings (loss) attributable to F&G	(6)	306	312	241
Less: Preferred stock dividend	4	—	13	—
Net earnings (loss) attributable to F&G common shareholders	$(10)	$306	$299	$241

Earnings per share
Basic
Net earnings (loss) per share attributable to F&G common shareholders, basic	$(0.08)	$2.47	$2.41	$1.94
Diluted
Net earnings (loss) per share attributable to F&G common shareholders, diluted	$(0.08)	$2.45	$2.38	$1.93

Weighted average shares outstanding F&G common stock, basic basis	124	124	124	124
Weighted average shares outstanding F&G common stock, diluted basis	124	125	131	125

(a)The remeasurement gains (losses) for the three and nine months ended September 30, 2024 were $10 million and $21 million, respectively. The remeasurement gains (losses) for the three and nine months ended September 30, 2023 were $1 million and $(4) million, respectively.
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

F&G ANNUITIES & LIFE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(Unaudited)		(Unaudited)
Net earnings (loss)	$(5)	$306	$315	$241
Other comprehensive income (loss):
Changes in current discount rate - future policy benefits	(293)	229	(110)	186
Changes in instrument-specific credit risk - market risk benefits	(25)	(10)	(5)	(7)
Unrealized (loss) gain on investments and other financial instruments, net of deferred income taxes	1,036	(672)	875	(512)
Unrealized (loss) gain on foreign currency translation	3	(3)	1	(1)
Reclassification adjustments for change in unrealized gains and losses included in net earnings	1	26	(2)	112
Other comprehensive income (loss)	722	(430)	759	(222)
Comprehensive income (loss)	717	(124)	1,074	19
Less: Comprehensive income attributable to non-controlling interest	1	—	3	—
Comprehensive income (loss) attributable to F&G common shareholders	$716	$(124)	$1,071	$19
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

F&G ANNUITIES & LIFE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in millions, except per share data)
(Unaudited)

	F&G Annuities & Life, Inc. shareholders' equity
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interests	Total Equity
Balance, June 30, 2023	$—	$—	$3,173	$1,971	$(2,610)	$(16)	$—	$2,518
Treasury stock purchased	—	—	—	—	—	(2)	—	(2)
Stock-based compensation	—	—	5	—	—	—	—	5
Common stock dividends declared	—	—	—	(25)	—	—	—	(25)
Other comprehensive income (loss)	—	—	—	—	(430)	—	—	(430)
Net earnings (loss)	—	—	—	306	—	—	—	306
Balance, September 30, 2023	$—	$—	$3,178	$2,252	$(3,040)	$(18)	$—	$2,372

	F&G Annuities & Life, Inc. shareholders' equity
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interests	Total Equity
Balance, June 30, 2024	$—	$—	$3,449	$2,182	$(1,953)	$(24)	$134	$3,788
Stock-based compensation	—	—	7	—	—	—	—	7
Preferred stock dividends declared	—	—	—	(4)	—	—	—	(4)
Common stock dividends declared	—	—	—	(27)	—	—	—	(27)
Dividends declared and distributions to non-controlling interests	—	—	—	—	—	—	(6)	(6)
Other comprehensive income (loss)	—	—	—	—	722	—	—	722
Net earnings (loss)	—	—	—	(6)	—	—	1	(5)
Balance, September 30, 2024	$—	$—	$3,456	$2,145	$(1,231)	$(24)	$129	$4,475
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

F&G ANNUITIES & LIFE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(Dollars in millions, except per share data)
(Unaudited)

	F&G Annuities & Life, Inc. shareholders' equity
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interests	Total Equity
Balance, January 1, 2023	$—	$—	$3,162	$2,061	$(2,818)	$—	$—	$2,405
Treasury stock purchased	—	—	—	—	—	(18)	—	(18)
Stock-based compensation	—	—	16	—	—	—	—	16
Common stock dividends declared	—	—	—	(50)	—	—	—	(50)
Other comprehensive income (loss)	—	—	—	—	(222)	—	—	(222)
Net earnings (loss)	—	—	—	241	—	—	—	241
Balance, September 30, 2023	$—	$—	$3,178	$2,252	$(3,040)	$(18)	$—	$2,372

	F&G Annuities & Life, Inc. shareholders' equity
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interests	Total Equity
Balance, January 1, 2024	$—	$—	$3,185	$1,926	$(1,990)	$(18)	$—	$3,103
Acquisition of non-controlling interest	—	—	—	—	—	—	136	136
Issuance of Preferred Stock	—	—	250	—	—	—	—	250
Treasury stock purchased	—	—	—	—	—	(6)	—	(6)
Stock-based compensation	—	—	21	—	—	—	—	21
Preferred stock dividends declared	—	—	—	(13)	—	—	—	(13)
Common stock dividends declared	—	—	—	(80)	—	—	—	(80)
Dividends declared and distributions to non-controlling interests	—	—	—	—	—	—	(10)	(10)
Other comprehensive income (loss)	—	—	—	—	759	—	—	759
Net earnings (loss)	—	—	—	312	—	—	3	315
Balance, September 30, 2024	$—	$—	$3,456	$2,145	$(1,231)	$(24)	$129	$4,475
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

F&G ANNUITIES & LIFE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Nine months ended September 30,
	2024	2023
	(Unaudited)
Cash Flows from Operating Activities:
Net earnings	$315	$241
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	417	302
(Gain) loss on sales of investments and other assets and asset impairments, net	(42)	389
Interest credited/index credits to contractholder account balances	1,482	607
Change in market risk benefits, net	80	(20)
Deferred policy acquisition costs and deferred sales inducements	(1,061)	(771)
Charges assessed to contractholders for mortality and administration	(209)	(184)
Distributions from unconsolidated affiliates, return on investment	65	73
Stock-based compensation cost	21	16
Change in NAV of limited partnerships, net	(261)	(160)
Change in valuation of derivatives, equity and preferred securities and other assets, net	(408)	(131)
Changes in assets and liabilities, net of effects from acquisitions:
Change in reinsurance recoverable	(40)	106
Change in future policy benefits	1,080	705
Change in funds withheld from reinsurers	2,895	2,418
Net change in income taxes	42	79
Net change in other assets and other liabilities	303	(58)
Net cash provided by operating activities	$4,679	$3,612
Cash Flows from Investing Activities:
Proceeds from sales, calls and maturities of investments	$7,326	$3,786
Additions to property and equipment and capitalized software	(19)	(21)
Purchases of investment securities	(12,015)	(10,193)
Net proceeds from sales, maturities and purchases of short-term investment securities	812	1,399
Other acquisitions/disposals, net of cash acquired	(482)	—
Additional investments in unconsolidated affiliates	(889)	(910)
Distributions from unconsolidated affiliates, return of investment	129	285
Addition to notes receivable	(7)	—
Net cash used in investing activities	$(5,145)	$(5,654)
Cash Flows from Financing Activities:
Borrowings	$550	$500
Debt issuance costs	(10)	(8)
Net revolving credit facility (repayments) borrowings	—	(35)
Repayments of outstanding debt	(250)	—
Dividends paid	(88)	(75)
Dividends and distributions paid to non-controlling interest shareholders	(10)	—
Purchases of treasury stock	(6)	(18)
Issuance of preferred stock	250	—
Contractholder account deposits	8,574	5,718
Contractholder account withdrawals	(6,568)	(3,258)
Net cash provided by financing activities	$2,442	$2,824
Net increase in cash and cash equivalents	1,976	782
Cash and cash equivalents at beginning of period	1,563	960
Cash and cash equivalents at end of period	$3,539	$1,742
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

On July 18, 2024, F&G acquired a 100% ownership stake in the equity of PALH, LLC (“PALH”). PALH markets and sells life insurance and annuity products of various insurance carriers to individuals through a network of agents. Prior to the acquisition date, PALH owned a 70% ownership stake in an operating company of which F&G owned 30% equity. Total consideration of approximately $314 million is comprised of cash of $215 million, settlement of a prepaid asset of $8 million, acquisition date fair value of the previously held interests of $92 million, net of $1 million cash acquired.

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

For more information regarding the Roar and PALH acquisitions, refer to Note P - Acquisitions.

FNF $250 million Preferred Stock Investment

On January 12, 2024, we completed a $250 million preferred stock investment from FNF. Net proceeds from the investment have been used to support the growth of F&G’s assets under management. Under the terms of the agreement, FNF agreed to invest $250 million in exchange for 5,000,000 shares of F&G’s 6.875% Series A Mandatory Convertible Preferred Stock, par value $.0.001 per share, liquidation preference of $50.00 per share (the “FNF Preferred Stock”). Each outstanding share of the FNF Preferred Stock will automatically convert into shares of F&G common stock on or before January 15, 2027.

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

6.250% F&G Senior Notes

Subsequent to September 30, 2024, on October 4, 2024, F&G completed its public offering of its 6.250% Senior Notes due 2034 with the aggregate principal amount of $500 million (the “6.250% F&G Notes”). The 6.250% F&G Notes are guaranteed on an unsecured, unsubordinated basis by each of F&G’s subsidiaries that are guarantors of F&G’s obligations under its existing credit agreements. A portion of the net proceeds were used to pay off the outstanding balance of $365 million on the Company’s revolving credit facility. F&G intends to use the remaining net proceeds of this offering for general corporate purposes, including the support of organic growth opportunities. The 6.250% F&G Notes were registered under the Securities Act.

Refer to Note L - Notes Payable for further information related to these financing facilities.

Dividends

On November 6, 2024, our Board of Directors declared a quarterly cash dividend of $0.8594 per share on the FNF Preferred Stock for the period from October 15, 2024 to and excluding January 15, 2025, to be payable on January 15, 2025, to FNF Preferred Stock record holders on January 1, 2025. On November 6, 2024, our Board of Directors also declared a quarterly cash dividend of $0.22 per common share, payable on December 31, 2024, to F&G common shareholders of record as of December 17, 2024. Generally, no dividends will be declared or paid on F&G common stock and no common stock can be acquired by F&G unless all preferred dividends are declared and paid on the FNF Preferred Stock.

Unconsolidated Owned Distribution Investments

We paid commissions on sales through our unconsolidated owned distribution investments and their affiliates of approximately $16 million and $37 million for the three months ended September 30, 2024 and September 30, 2023 respectively, and $110 million and $114 million for the nine months ended September 30, 2024 and September 30, 2023, respectively. The acquisition expense is deferred and amortized in Depreciation and amortization on the accompanying unaudited Condensed Consolidated Statements of Operations.

Earnings Per Share

Basic earnings per share (“EPS”), as presented on the unaudited Condensed Consolidated Statements of Operations, is computed by dividing net earnings available to common shareholders in a given period by the weighted average number of common shares outstanding during such period. Net earnings available to common shareholders is net earnings adjusted for net earnings attributable to non-controlling interests, preferred stock dividends, including preferred stock dividends declared. In periods when earnings are positive, diluted EPS is calculated by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding plus assumed conversions of potentially dilutive securities. For periods when we recognize a net loss, diluted loss per share is equal to basic loss per share as the impact of assumed conversions of potentially dilutive securities is considered to be antidilutive. Certain shares of restricted stock, using the treasury stock method and, as of January 12, 2024, the FNF Preferred Stock, using the if-converted method, are treated as common share equivalents for purposes of calculating diluted earnings per share for periods in which the effect is dilutive. The if-converted method assumes that the convertible preferred stock converts into common stock at the beginning of the period or date of issuance, if later.

Comprehensive Income (Loss)

We report Comprehensive Income (Loss) in accordance with GAAP on the unaudited Condensed Consolidated Statements of Comprehensive Income. Total comprehensive income is defined as all changes in shareholders' equity during a period, other than those resulting from investments by and distributions to shareholders. While total Comprehensive Income (Loss) is the activity in a period and is largely driven by net earnings in that period, Accumulated other comprehensive income or loss (“AOCI”) represents the cumulative balance of other comprehensive income, net of tax, as of the balance sheet date. Amounts reclassified to net earnings relate to the realized gains (losses) on our investments and other financial instruments, excluding investments in unconsolidated affiliates, and are included in Recognized gains and (losses), net on the unaudited Condensed Consolidated Statements of Operations. The income tax effects are released from AOCI when the related activity is reclassified to net earnings.

Changes in the balance of Other comprehensive income (loss) for the three and nine months ended September 30, 2024 and 2023 by component are as follows (in millions).

	Three months ended September 30, 2024
	Unrealized gain (loss) on investments and other financial instruments, net (excluding investments in unconsolidated affiliates)	Change in current discount rate - future policy benefits	Change in instrument- specific credit risk - market risk benefits	Foreign Currency Translation	Total Accumulated Other Comprehensive Income (Loss)
Balance at June 30, 2024	$(2,643)	$756	$(63)	$(3)	$(1,953)
Reclassification adjustments included in net earnings (a)	1	—	—	—	1
Other comprehensive income (loss) before tax, net of reclassifications	1,298	(371)	(31)	4	900
Deferred income tax (expense) benefit	(262)	78	6	(1)	(179)
Balance at September 30, 2024	$(1,606)	$463	$(88)	$—	$(1,231)

	Three months ended September 30, 2023
	Unrealized gain (loss) on investments and other financial instruments, net (excluding investments in unconsolidated affiliates)	Change in current discount rate - future policy benefits	Change in instrument- specific credit risk - market risk benefits	Foreign Currency Translation	Total Accumulated Other Comprehensive Income (Loss)
Balance at June 30, 2023	$(3,282)	$720	$(46)	$(2)	$(2,610)
Reclassification adjustments included in net earnings (a)	26	—	—	—	26
Other comprehensive income (loss) before tax, net of reclassifications	(847)	290	(13)	(3)	(573)
Deferred income tax (expense) benefit	175	(61)	3	—	117
Balance at September 30, 2023	$(3,928)	$949	$(56)	$(5)	$(3,040)
(a)Net of income tax expense (benefit) of $0 and $(7) million for the three months ended September 30, 2024 and September 30, 2023, respectively.

	Nine months ended September 30, 2024
	Unrealized gain (loss) on investments and other financial instruments, net (excluding investments in unconsolidated affiliates)	Change in current discount rate - future policy benefits	Change in instrument- specific credit risk - market risk benefits	Foreign Currency Translation	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2023	$(2,479)	$573	$(83)	$(1)	$(1,990)
Reclassification adjustments included in net earnings (a)	(2)	—	—	—	(2)
Other comprehensive income (loss) before tax, net of reclassifications	1,096	(139)	(6)	1	952
Deferred income tax (expense) benefit	(221)	29	1	—	(191)
Balance at September 30, 2024	$(1,606)	$463	$(88)	$—	$(1,231)

	Nine months ended September 30, 2023
	Unrealized gain (loss) on investments and other financial instruments, net (excluding investments in unconsolidated affiliates)	Change in current discount rate - future policy benefits	Change in instrument- specific credit risk - market risk benefits	Foreign Currency Translation	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2022	$(3,528)	$763	$(49)	$(4)	$(2,818)
Reclassification adjustments included in net earnings (a)	112	—	—	—	112
Other comprehensive income (loss) before tax, net of reclassifications	(644)	235	(9)	(1)	(419)
Deferred income tax (expense) benefit	132	(49)	2	—	85
Balance at September 30, 2023	$(3,928)	$949	$(56)	$(5)	$(3,040)
(a)Net of income tax expense (benefit) of $0 and $(30) million for the nine months ended September 30, 2024 and September 30, 2023, respectively.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments in this update enhance transparency of certain expense captions by disclosing more granular information of specific expenses within those captions such as personnel costs, depreciation, and amortization. The amendments also require disclosure of qualitative description of amounts remaining in relevant expense captions that are not separately disaggregated. The amendments in this update are effective for all public companies for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted, and the amendments should be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to all prior periods presented in the financial statements. We do not expect to early adopt this standard and are in the process of assessing its impact on our disclosures upon adoption.

Updates to Summary of Significant Accounting Policies

Since our Annual Report on Form 10-K for the year ended December 31, 2023, we have updated certain of the following significant accounting policies, which have been followed in preparing the accompanying unaudited Condensed Consolidated Financial Statements, as a result of amending certain reinsurance agreements. See Note E - Reinsurance for additional information.:

Market Risk Benefits (“MRBs”)

MRBs are contracts or contract features that both provide protection to the contract holder from other-than-nominal capital market risk (equity, interest rate and foreign exchange risk) and expose the Company to other-than-nominal capital market risk. MRBs include certain contract features primarily on FIA products that provide minimum guarantees to policyholders, such as guaranteed minimum death benefit, guaranteed minimum withdrawal benefit (“GMWB”) riders and guaranteed minimum accumulation benefit riders. In certain reinsurance transactions, the underlying risks ceded to a reinsurer contain MRBs.

MRBs (inclusive of reinsured MRBs) are measured at fair value using an attributed fee measurement approach, where attributed fees are explicit rider charges collectible from the policyholder (or paid to the reinsurer) used to cover the excess benefits, which represent expected benefits in excess of the policyholder’s account value. At contract inception, an attributed fee ratio is calculated equal to rider charges over benefits paid in excess of the account value attributable to the MRBs. The attributed fee ratio remains static over the life of the MRBs and is capped at 100%. Each period subsequent to contract inception, the attributed fee ratio is used to calculate the fair value of the MRBs using a risk neutral valuation method and is based on current net amounts at risk, market data, internal and industry experience, and other factors. The balances are computed using assumptions including mortality, full and partial surrender, rider benefit utilization, risk-free rates including non-performance spread and risk margin, market value of options and economic scenarios. Policyholder behavior assumptions are reviewed at least annually, typically in the third quarter, for any revisions. Reinsured MRBs are valued using a methodology consistent with direct MRBs, with the exception of the non-performance spread which reflects the credit of the reinsurer. MRBs can either be in an asset or liability position and are presented separately on the unaudited Condensed Consolidated Balance Sheets as the right of setoff criteria are not met. Changes in fair value, net, are recognized in Market risk benefits (gains) losses in the unaudited Condensed Consolidated Statements of Operations, except for the change in fair value due to a change in our instrument-specific credit risk, which is recognized in the unaudited Condensed Consolidated Statements of Comprehensive Earnings. See a description of the fair value methodology used in Note B - Fair Value of Financial Instruments and Note G - Market Risk Benefits.

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

Our assets and liabilities measured and carried at fair value on a recurring basis, summarized according to the hierarchy previously described, are as follows (in millions):

	September 30, 2024
	Level 1	Level 2	Level 3	NAV	Fair Value
Assets
Cash and cash equivalents	$3,539	$—	$—	$—	$3,539
Fixed maturity securities, available-for-sale:
Asset-backed securities	—	7,772	8,184	—	15,956
Commercial mortgage-backed securities	—	5,124	—	—	5,124
Corporates	44	17,844	2,723	—	20,611
Hybrids	37	559	—	—	596
Municipals	—	1,473	—	—	1,473
Residential mortgage-backed securities	—	2,588	3	—	2,591
U.S. Government	352	—	—	—	352
Foreign Governments	—	201	5	—	206
Preferred securities	131	151	7	—	289
Equity securities	87	—	—	59	146
Derivative investments	—	1,401	—	—	1,401
Investment in unconsolidated affiliates	—	—	272	—	272
Short term investments	517	8	156	—	681
Other long-term investments	—	—	38		38
Market risk benefits asset	—	—	134	—	134
Total financial assets at fair value	$4,707	$37,121	$11,522	$59	$53,409
Liabilities
Derivatives:
Indexed annuities/IUL embedded derivatives, included in contractholder funds	$—	$—	$5,411	$—	$5,411
Reinsurance related embedded derivative	—	34	—	—	34
Contingent consideration obligation	—	—	69	—	69
Market risk benefits liability	—	—	603	—	603
Total financial liabilities at fair value	$—	$34	$6,083	$—	$6,117

	December 31, 2023
	Level 1	Level 2	Level 3	NAV	Fair Value
Assets
Cash and cash equivalents	$1,563	$—	$—	$—	$1,563
Fixed maturity securities, available-for-sale:
Asset-backed securities	—	7,212	7,122	—	14,334
Commercial mortgage-backed securities	—	4,392	18	—	4,410
Corporates	—	14,609	1,970	—	16,579
Hybrids	95	523	—	—	618
Municipals	—	1,518	49	—	1,567
Residential mortgage-backed securities	—	2,421	3	—	2,424
U.S. Government	261	—	—	—	261
Foreign Governments	—	210	16	—	226
Preferred securities	152	310	7	—	469
Equity securities	78	—	—	59	137
Derivative investments	—	740	57	—	797
Investment in unconsolidated affiliates	—	—	285	—	285
Short term investments	1,444	8	—	—	1,452
Reinsurance related embedded derivative, included in other assets	—	152	—	—	152
Other long-term investments	—	—	37	—	37
Market risk benefits asset	—	—	88	—	88
Total financial assets at fair value	$3,593	$32,095	$9,652	$59	$45,399
Liabilities
Derivatives:
Indexed annuities/IUL embedded derivatives, included in contractholder funds	$—	$—	$4,258	$—	$4,258
Market risk benefits liability	—	—	403	—	403
Total financial liabilities at fair value	$—	$—	$4,661	$—	$4,661

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

We analyze the third-party valuation methodologies and related inputs to perform assessments to determine the appropriate level within the fair value hierarchy. However, we did not adjust prices received from third parties as of September 30, 2024 or December 31, 2023.

Certain equity investments are measured using NAV as a practical expedient in determining fair value.

Derivative Financial Instruments

Our call options and put options (together referred to as “equity options”), futures contracts, and interest rate swaps can either be exchange traded or over the counter. Exchange traded derivatives typically fall within Level 1 of the fair value hierarchy if there is active trading activity. Two methods are used to value over-the-counter derivatives. When required inputs are available, certain derivatives are valued using valuation pricing models, which represent what we would expect to receive or pay at the balance sheet date if we cancelled or exercised the derivative, or entered into offsetting positions. Valuation models require a variety of inputs, which include the use of market-observable inputs, including interest rate, yield curve volatilities, and other factors. These over-the-counter derivatives are typically classified within Level 2 of the fair value hierarchy as the majority trade in liquid markets, we can verify model inputs and model selection does not involve significant management judgment. When inputs aren’t available for valuation models, certain over-the-counter derivatives are valued using independent broker quotes, which are based on unobservable market data and classified within Level 3. Effective September 30, 2024, pricing for certain derivatives was obtained from internal models using substantially all market observable inputs, and those derivatives were transferred out of Level 3 to Level 2.

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

The fair value measurement of the indexed annuities/IUL embedded derivatives included in contractholder funds is determined through a combination of market observable information and significant unobservable inputs using the option budget method. The market observable inputs are the market value of option and treasury rates. The significant unobservable inputs are the budgeted option cost (i.e., the expected cost to purchase equity options in future periods to fund the equity indexed linked feature), surrender rates, mortality multiplier and non-performance spread. The mortality multiplier at September 30, 2024 and December 31, 2023 was applied to the 2012 Individual Annuity mortality tables. Increases or decreases in the market value of an option in isolation would result in a higher or lower, respectively, fair value measurement. Increases or decreases in treasury rates, mortality multiplier, surrender rates, or non-performance spread in isolation would result in a lower or higher fair value measurement, respectively. Generally, a change in any one unobservable input would not directly result in a change in any other unobservable input.

Investments in Unconsolidated affiliates

We have elected the fair value option (“FVO”) for certain investments in unconsolidated affiliates as we believe this better aligns them with other investments in unconsolidated affiliates that are measured using NAV as a practical expedient in determining fair value. Investments measured using the FVO are included in Level 3 and the fair values of these investments are determined using a multiple of the affiliates’ EBITDA. The EBITDA is based on the affiliates’ financial information. The multiple is derived from market analysis of transactions involving comparable companies. The inputs are considered unobservable, as not all market participants have access to this data.

Short-term Investments

The carrying amounts reported in the unaudited Condensed Consolidated Balance Sheets for these instruments approximate fair value.

Other Long-term Investments

We hold a fund-linked note, which provides for an additional payment at maturity based on the value of an embedded derivative based on the actual return of a dedicated return fund. Fair value of the embedded derivative is based on an unobservable input, the NAV of the fund at the balance sheet date. The embedded derivative is similar to an equity option on the net asset value of the fund with a strike price of zero since we will not be required to make any additional payments at maturity of the fund-linked note in order to receive the NAV of the fund on the maturity date. A Black-Scholes model determines the NAV of the fund as the fair value of the equity option regardless of the values used for the other inputs to the option pricing model. The NAV of the fund is provided by the fund manager at the end of each calendar month and represents the value an investor would receive if it withdrew its investment on the balance sheet date. Therefore, the key unobservable input used in the Black-Scholes model is the value of the fund. As the value of the fund increases or decreases, the fair value of the embedded derivative will increase or decrease. See further discussion on the available-for-sale embedded derivative in Note D - Derivative Financial Instruments.

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

Market Risk Benefits

MRBs (inclusive of reinsured MRBs) are measured at fair value using an attributed fee measurement approach where attributed fees are explicit rider charges collectible from the policyholder (or paid to the reinsurer) used to cover the excess benefits. The fair value is calculated using a risk neutral valuation method and is based on current net amounts at risk, market data, internal and industry experience, and other factors. The balances are computed using assumptions including mortality, full and partial surrender, rider benefit utilization, risk-free rates including non-performance spread and risk margin, market value of options and economic scenarios. Policyholder behavior assumptions are reviewed at least annually, typically in the third quarter, for any revisions. Reinsured MRBs are valued using a methodology consistent with direct MRBs, with the exception of the non-performance spread which reflects the credit of the reinsurer. See further discussion on MRBs in Note G - Market Risk Benefits.

Quantitative information regarding significant unobservable inputs used for recurring Level 3 fair value measurements of financial instruments carried at fair value as of September 30, 2024 and December 31, 2023, excluding assets and liabilities for which significant quantitative unobservable inputs are not developed internally and not readily available to the Company (primarily those valued using broker quotes and certain third-party pricing services), are as follows (in millions):

		Valuation Technique	Unobservable Input(s)	Range (Weighted average)
	Fair Value at
	September 30, 2024			September 30, 2024
Assets
Asset-backed securities	$99	Third-Party Valuation	Discount Rate	4.82% - 6.71% (5.83%)
Corporates	741	Third-Party Valuation	Discount Rate	3.55% - 20.69% (6.47%)
Residential mortgage-backed securities	3	Third-Party Valuation	Discount Rate	5.19% - 5.19% (5.19%)
Foreign Governments	5	Third-Party Valuation	Discount Rate	6.91% - 6.91% (6.91%)
Investment in unconsolidated affiliates	272	Market Comparable Company Analysis	EBITDA Multiple	8.8x - 15.1x (11.7x)
Other long-term investments:
Available-for-sale embedded derivative	34	Black Scholes Model	Market Value of AnchorPath Fund	100.00%
Market risk benefits asset	134	Discounted Cash Flow	Mortality	80.00% - 115.00% (100.00%)
			Surrender Rates	0.25% - 30.00% (5.22%)
			Partial Withdrawal Rates	2.00% - 24.39% (2.48%)
			Non-Performance Spread	0.30% - 0.98% (0.82%)
			GMWB Utilization	50.00% - 60.00% (50.57%)
Total financial assets at fair value (a)	$1,288

		Valuation Technique	Unobservable Input(s)	Range (Weighted average)
Fair Value at
	September 30, 2024			September 30, 2024
Liabilities
Derivatives:
Indexed annuity/IUL embedded derivatives, included in contractholder funds	$5,411	Discounted Cash Flow	Market Value of Option	0.00% - 30.14% (4.21%)
			Mortality Multiplier	80.00% - 115.00% (100.00%)
			Surrender Rates	0.25% - 50.00% (7.23%)
			Partial Withdrawals	2.00% - 35.71% (2.72%)
			Non-Performance Spread	0.30% - 0.98% (0.82%)
			Option Cost	0.07% - 5.70% (2.61%)
Contingent consideration	69	Discounted Cash Flow	Risk-Adjusted Discount Rate	13.00% - 13.00% (13.00%)
			EBITDA Volatility	35.00% - 35.00% (35.00%)
			Counterparty Discount Rate	6.00% - 6.00% (6.00%)
Market risk benefits liability	603	Discounted Cash Flow	Mortality	80.00% - 115.00% (100.00%)
			Surrender Rates	0.25% - 30.00% (5.22%)
			Partial Withdrawal Rates	2.00% - 24.39% (2.48%)
			Non-Performance Spread	0.30% - 0.98% (0.82%)
			GMWB Utilization	50.00% - 60.00% (50.57%)
Total financial liabilities at fair value	$6,083
(a)Assets of $10,234 million for which significant quantitative unobservable inputs are not developed internally and not readily available to the Company (primarily those valued using broker quotes and certain third-party pricing services) are excluded from the respective totals in the table above.

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
(a)Assets of $8,356 million for which significant quantitative unobservable inputs are not developed internally and not readily available to the Company (primarily those valued using broker quotes and certain third-party pricing services) are excluded from the table above.

The following tables summarize changes to the Company’s financial instruments carried at fair value and classified within Level 3 of the fair value hierarchy for the three and nine months ended September 30, 2024 and 2023 (in millions). The gains and losses below may include changes in fair value due in part to observable inputs that are a component of the valuation methodology.

	Three months ended September 30, 2024
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period	Change in Unrealized Gains (Losses) Incl in OCI
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities, available-for-sale:
Asset-backed securities	$8,042	$(3)	$77	$515	$(30)	$(358)	$(59)	$8,184	$77
Commercial mortgage-backed securities	15	—	—	—	—	—	(15)	—	—
Corporates	2,350	(2)	65	353	—	(43)	—	2,723	64
Residential mortgage-backed securities	3	—	—	—	—	—	—	3	—
Foreign Governments	5	—	—	—	—	—	—	5	—
Preferred securities	7	—	—	—	—	—	—	7	—
Derivative investments	8	—	(1)	—	—	—	(7)	—	—
Investment in unconsolidated affiliates (b)	358	6	—	—	—	—	(92)	272	—
Short term investments	71	—	—	85	—	—	—	156	—
Other long-term investments:
Available-for-sale embedded derivative	31	—	3	—	—	—	—	34	3
Credit linked note	6	—	—	—	—	(2)	—	4	—
Subtotal assets at Level 3 fair value	$10,896	$1	$144	$953	$(30)	$(403)	$(173)	$11,388	$144
Market risk benefits asset (c)	103							134
Total assets at Level 3 fair value	$10,999							$11,522
Liabilities
Indexed annuity/ IUL embedded derivatives, included in contractholder funds	$4,848	$308	$—	$390	$—	$(135)	$—	$5,411	$—
Interest rate swaps	28	—		—	—	—	(28)	—
Contingent consideration	63	6	—	—	—	—	—	69	—
Subtotal liabilities at Level 3 fair value	$4,939	$314	$—	$390	$—	$(135)	$(28)	$5,480	$—
Market risk benefits liability (c)	459							603
Total liabilities at Level 3 fair value	$5,398							$6,083
(a)The net transfers out of Level 3 during the three months ended September 30, 2024 were exclusively to Level 2.
(b)The transfer out of investments in unconsolidated affiliates represents F&G’s 30% ownership of PALH prior to the majority acquisition on July 18, 2024. Refer to Note P - Acquisitions for details of the PALH majority acquisition.
(c)Refer to Note G - Market Risk Benefits for roll forward activity of the net Market Risk Benefits Asset and Liability.

	Three months ended September 30, 2023
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period	Change in Unrealized Included in OCI
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities, available-for-sale:
Asset-backed securities	$6,510	$(45)	$75	$536	$(27)	$(171)	$(121)	$6,757	$75
Commercial mortgage-backed securities	17	—	—	10	—	—	—	27	—
Corporates	1,618	—	(21)	162	—	(24)	—	1,735	(21)
Municipals	49	—	(2)	—	—	—	—	47	(2)
Residential mortgage-backed securities	28	—	(1)	—	—	(1)	(23)	3	(1)
Foreign Governments	16	—	—	—	—	—	—	16	—
Preferred securities	6	—	1	—	—	—	—	7	1
Investment in unconsolidated affiliates	197	—	—	75	—	—	—	272	—
Short-term investments	126	—	—	65	(19)	(103)	—	69	—
Other long-term investments:
Available-for-sale embedded derivative	26	—	(3)	—	—	—	—	23	(3)
Credit linked note	13	—	—	—	—	(1)	—	12	—
Secured borrowing receivable	10	—	—	—	—	—	—	10	—
Subtotal assets at Level 3 fair value	$8,616	$(45)	$49	$848	$(46)	$(300)	$(144)	$8,978	$49
Market risk benefits asset (b)	118							118
Total assets at Level 3 fair value	$8,734							$9,096
Liabilities
Indexed annuity/IUL embedded derivatives, included in contractholder funds	$3,821	$(796)	$—	$576	$—	$(45)	$—	$3,556	$—
Interest rate swaps	—	16	—	—	—	—	—	16	—
Subtotal liabilities at Level 3 fair value	$3,821	$(780)	$—	$576	$—	$(45)	$—	$3,572	$—
Market risk benefits liability (b)	313							278
Total liabilities at Level 3 fair value	$4,134							$3,850
(a)The net transfers out of Level 3 during the three months ended September 30, 2023 were exclusively to Level 2.
(b)Refer to Note G - Market Risk Benefits for roll forward activity of the net Market Risk Benefits Asset and Liability.

	Nine months ended September 30, 2024
	Balance at Beginning of Period	Total Gains (Losses)		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period	Change in Unrealized Gains (Losses) Incl in OCI
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities, available-for-sale:
Asset-backed securities	$7,122	$12	$187	$1,981	$(109)	$(904)	$(105)	$8,184	$184
Commercial mortgage-backed securities	18	—	—	58	—	—	(76)	—	—
Corporates	1,970	(2)	78	873	(93)	(85)	(18)	2,723	77
Municipals	49	—	1	—	(50)	—	—	—	1
Residential mortgage-backed securities	3	—	—	1	—	—	(1)	3	—
Foreign Governments	16	—	—	—	—	(11)	—	5
Preferred securities	7	—	—	—	—	—	—	7	—
Derivative investments	57	(50)	—	—	—	—	(7)	—	1
Investment in unconsolidated affiliates (b)	285	79	—	—	—	—	(92)	272	—
Short term investments	—	—	—	156	—	—	—	156	—
Other long-term investments:
Available-for-sale embedded derivative	27	—	7	—	—	—	—	34	7
Credit linked note	10	1	—	—	—	(7)	—	4	—
Subtotal assets at Level 3 fair value	$9,564	$40	$273	$3,069	$(252)	$(1,007)	$(299)	$11,388	$270
Market risk benefits asset (c)	88							134
Total assets at Level 3 fair value	$9,652							$11,522
Liabilities
Indexed annuity/ IUL embedded derivatives, included in contractholder funds	$4,258	$452	$—	$1,011	$—	$(310)	$—	$5,411	$—
Interest rate swaps	—	28	—	—	—	—	(28)	—	—
Contingent consideration (d)	—	21	—	48	—	—	—	69	—
Subtotal liabilities at Level 3 fair value	$4,258	$501	$—	$1,059	$—	$(310)	$(28)	$5,480	$—
Market risk benefits liability (c)	403							603
Total liabilities at Level 3 fair value	$4,661							$6,083
(a)The net transfers out of Level 3 during the nine months ended September 30, 2024 were exclusively to Level 2.
(b)The transfer out of investments in unconsolidated affiliates represents F&G’s 30% ownership of PALH prior to the majority acquisition on July 18, 2024. Refer to Note P - Acquisitions for details of the PALH majority acquisition.
(c)Refer to Note G - Market Risk Benefits for roll forward activity of the net Market Risk Benefits Asset and Liability.
(d)The initial contingent consideration recorded in the Roar transaction is included in purchases in the table above. Refer to Note P - Acquisitions for more information.

	Nine months ended September 30, 2023
	Balance at Beginning of Period	Total Gains (Losses)		Purchases		Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period	Change in Unrealized Gains (Losses) Incl in OCI
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities, available-for-sale:
Asset-backed securities	$6,263	$(56)	$108	$1,331		$(125)	$(557)	$(207)	$6,757	$107
Commercial mortgage-backed securities	37	—	1	22		—	—	(33)	27	1
Corporates	1,427	(1)	(77)	421		—	(43)	8	1,735	(77)
Municipals	29	—	18	—		—	—	—	47	18
Residential mortgage-backed securities	302	1	7	32		—	(9)	(330)	3	7
Foreign Governments	16	—	—	—		—	—	—	16	—
Preferred securities	—	—	1	—		—	—	6	7	1
Investment in unconsolidated affiliates (b)	23	—	—	249		—	—	—	272	—
Short term investments	—	—	—	191		(19)	(103)	—	69	—
Other long-term investments:
Available-for-sale embedded derivative	23	—	—	—		—	—	—	23	—
Credit linked note	15	—	—	—	0	—	(3)	—	12	—
Secured borrowing receivable	10	—	—	—		—	—	—	10	—
Subtotal assets at Level 3 fair value	$8,145	$(56)	$58	$2,246		$(144)	$(715)	$(556)	$8,978	$57
Market risk benefits asset (b)	117								118
Total assets at Level 3 fair value	$8,262								$9,096
Liabilities
Indexed annuity/ IUL embedded derivatives, included in contractholder funds	$3,115	$(214)	$—	$765		$—	$(110)	$—	$3,556	$—
Interest rate swaps	—	16	—	—		—	—	—	16	—
Subtotal liabilities at Level 3 fair value	$3,115	$(198)	$—	$765		$—	$(110)	$—	$3,572	$—
Market risk benefits liability (b)	282								278
Total liabilities at Level 3 fair value	$3,397								$3,850
(a)The net transfers out of Level 3 during the nine months ended September 30, 2023 were exclusively to Level 2.
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

	September 30, 2024
	Level 1	Level 2	Level 3	NAV	Total Estimated Fair Value	Carrying Amount
Assets
FHLB common stock	$—	$153	$—	$—	$153	$153
Commercial mortgage loans	—	—	2,342	—	2,342	2,572
Residential mortgage loans	—	—	2,830	—	2,830	3,054
Investments in unconsolidated affiliates	—	—	4	3,390	3,394	3,394
Policy loans	—	—	94	—	94	94
Company-owned life insurance	—	—	390	—	390	390
Total	$—	$153	$5,660	$3,390	$9,203	$9,657

Liabilities
Investment contracts, included in contractholder funds	$—	$—	$44,762	$—	$44,762	$55,057
Debt	—	2,126	—	—	2,126	2,038
Total	$—	$2,126	$44,762	$—	$46,888	$57,095

	December 31, 2023
	Level 1	Level 2	Level 3	NAV	Total Estimated Fair Value	Carrying Amount
Assets
FHLB common stock	$—	$138	$—	$—	$138	$138
Commercial mortgage loans	—	—	2,253	—	2,253	2,538
Residential mortgage loans	—	—	2,545	—	2,545	2,798
Investments in unconsolidated affiliates	—	—	7	2,779	2,786	2,786
Policy loans	—	—	71	—	71	71
Company-owned life insurance	—	—	362	—	362	362
Total	$—	$138	$5,238	$2,779	$8,155	$8,693
Liabilities
Investment contracts, included in contractholder funds	$—	$—	$40,229	$—	$40,229	$44,540
Debt	—	1,777	—	—	1,777	1,754
Total	$—	$1,777	$40,229	$—	$42,006	$46,294

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

	September 30, 2024
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
Asset-backed securities	$15,979	$(12)	$264	$(275)	$15,956
Commercial mortgage-backed securities	5,304	(49)	60	(191)	5,124
Corporates	22,302	—	381	(2,072)	20,611
Hybrids	609	—	6	(19)	596
Municipals	1,635	—	20	(182)	1,473
Residential mortgage-backed securities	2,608	(1)	61	(77)	2,591
U.S. Government	352	—	2	(2)	352
Foreign Governments	237	—	3	(34)	206
Total AFS securities	$49,026	$(62)	$797	$(2,852)	$46,909

	December 31, 2023
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
Asset-backed securities	$14,623	$(11)	$191	$(469)	$14,334
Commercial mortgage-backed securities	4,732	(22)	23	(323)	4,410
Corporates	18,780	—	178	(2,379)	16,579
Hybrids	668	—	3	(53)	618
Municipals	1,776	—	14	(223)	1,567
Residential mortgage-backed securities	2,501	(2)	29	(104)	2,424
U.S. Government	258	—	4	(1)	261
Foreign Governments	263	—	2	(39)	226
Total AFS securities	$43,601	$(35)	$444	$(3,591)	$40,419

As of September 30, 2024 and December 31, 2023, the Company held $29 million and $47 million, respectively, of investments that were non-income producing for a period greater than twelve months.

As of September 30, 2024 and December 31, 2023, the Company's accrued interest receivable balance was $531 million and $469 million, respectively. Accrued interest receivable is classified within Prepaid expenses and other assets within the unaudited Condensed Consolidated Balance Sheets.

In accordance with our FHLB agreements, the investments supporting the funding agreement liabilities are pledged as collateral to secure the FHLB funding agreement liabilities and are not available to us for general purposes. The collateral investments had a fair value of $5,123 million and $4,345 million as of September 30, 2024 and December 31, 2023, respectively.

The amortized cost and fair value of fixed maturity securities by contractual maturities, as applicable, are shown below (in millions). Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	September 30, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Corporates, Non-structured Hybrids, Municipal, Foreign and U.S. Government Securities:
Due in one year or less	$451	$450	$383	$374
Due after one year through five years	3,945	3,943	3,207	3,129
Due after five years through ten years	4,570	4,571	2,822	2,680
Due after ten years	16,169	14,274	15,333	13,068
Subtotal	25,135	23,238	21,745	19,251
Other securities, which provide for periodic payments:
Asset-backed securities	15,979	15,956	14,623	14,334
Commercial mortgage-backed securities	5,304	5,124	4,732	4,410
Residential mortgage-backed securities	2,608	2,591	2,501	2,424
Subtotal	23,891	23,671	21,856	21,168
Total fixed maturity AFS securities	$49,026	$46,909	$43,601	$40,419

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
•Current delinquencies and non-performing assets of underlying collateral;
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

The activity in the allowance for expected credit losses of AFS securities aggregated by investment category was as follows (in millions):

	Three months ended September 30, 2024
		Additions		Reductions
	Balance at Beginning of Period	For credit losses on securities for which losses were not previously recorded	(Additions) reductions in allowance recorded on previously impaired securities	For securities sold during the period	For securities intended/required to be sold prior to recovery of amortized cost basis	Write offs charged against the allowance	Recoveries of amounts previously written off	Balance at End of Period
AFS securities
Asset-backed securities	$(11)	$(1)	$—	$—	$—	$—	$—	$(12)
Commercial mortgage-backed securities	(46)	(3)	—	—	—	—	—	(49)
Residential mortgage-backed securities	(1)	1	(1)	—	—	—	—	(1)
Total AFS securities	$(58)	$(3)	$(1)	$—	$—	$—	$—	$(62)

	Three months ended September 30, 2023
		Additions		Reductions
	Balance at Beginning of Period	For credit losses on securities for which losses were not previously recorded	(Additions) reductions in allowance recorded on previously impaired securities	For securities sold during the period	For securities intended/required to be sold prior to recovery of amortized cost basis	Write offs charged against the allowance	Recoveries of amounts previously written off	Balance at End of Period
AFS securities
Asset-backed securities	$(7)	$(7)	$(4)	$—	$—	$—	—	$(18)
Commercial mortgage-backed securities	(18)	(1)	2	—	—	—	—	(17)
Residential mortgage-backed securities	(7)	(3)	7	—	—	—	—	(3)
Total AFS securities	$(32)	$(11)	$5	$—	$—	$—	$—	$(38)

	Nine months ended September 30, 2024
		Additions		Reductions
	Balance at Beginning of Period	For credit losses on securities for which losses were not previously recorded	(Additions) reductions in allowance recorded on previously impaired securities	For securities sold during the period	For securities intended/required to be sold prior to recovery of amortized cost basis	Write offs charged against the allowance	Recoveries of amounts previously written off	Balance at End of Period
AFS securities
Asset-backed securities	$(11)	$(2)	$1	$—	$—	$—	$—	$(12)
Commercial mortgage-backed securities	(22)	(8)	(19)	—	—	—	—	(49)
Residential mortgage-backed securities	(2)	—	1	—	—	—	—	(1)
Total AFS securities	$(35)	$(10)	$(17)	$—	$—	$—	$—	$(62)

	Nine months ended September 30, 2023
		Additions		Reductions
	Balance at Beginning of Period	For credit losses on securities for which losses were not previously recorded	(Additions) reductions in allowance recorded on previously impaired securities	For securities sold during the period	For securities intended/required to be sold prior to recovery of amortized cost basis	Write offs charged against the allowance	Recoveries of amounts previously written off	Balance at End of Period
AFS securities
Asset-backed securities	$(8)	$(13)	$3	$—	$—	$—	—	$(18)
Commercial mortgage-backed securities	(1)	(21)	5	—	—	—	—	(17)
Corporates	(15)	—	—	15	—	—	—	—
Residential mortgage-backed securities	(7)	(4)	8	—	—	—	—	(3)
Total AFS securities	$(31)	$(38)	$16	$15	$—	$—	$—	$(38)

There were no purchases of purchased credit deteriorated AFS securities during the nine months ended September 30, 2024 or for the year ended December 31, 2023.

The fair value and gross unrealized losses of AFS securities, excluding securities in an unrealized loss position with an allowance for expected credit loss, aggregated by investment category and duration of fair value below amortized cost as of September 30, 2024 and December 31, 2023 were as follows (dollars in millions):

	September 30, 2024
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS securities
Asset-backed securities	$583	$(19)	$3,447	$(237)	$4,030	$(256)
Commercial mortgage-backed securities	199	(5)	1,674	(168)	1,873	(173)
Corporates	1,223	(7)	9,973	(2,065)	11,196	(2,072)
Hybrids	47	(1)	393	(18)	440	(19)
Municipals	82	(1)	1,047	(181)	1,129	(182)
Residential mortgage-backed securities	188	(3)	445	(68)	633	(71)
U.S. Government	256	(1)	10	(1)	266	(2)
Foreign Government	—	—	145	(34)	145	(34)
Total AFS securities	$2,578	$(37)	$17,134	$(2,772)	$19,712	$(2,809)
Total number of AFS in an unrealized loss position less than twelve months						529
Total number of AFS securities in an unrealized loss position twelve months or longer						2,200
Total number of AFS securities in an unrealized loss position						2,729

	December 31, 2023
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS securities
Asset-backed securities	$1,707	$(56)	$5,835	$(404)	$7,542	$(460)
Commercial mortgage-backed securities	798	(53)	1,916	(234)	2,714	(287)
Corporates	2,273	(128)	9,779	(2,251)	12,052	(2,379)
Hybrids	60	(2)	483	(51)	543	(53)
Municipals	392	(48)	884	(174)	1,276	(222)
Residential mortgage-backed securities	334	(5)	660	(89)	994	(94)
U.S. Government	5	—	9	(1)	14	(1)
Foreign Government	25	(1)	145	(38)	170	(39)
Total AFS securities	$5,594	$(293)	$19,711	$(3,242)	$25,305	$(3,535)
Total number of AFS securities in an unrealized loss position less than twelve months						927
Total number of AFS securities in an unrealized loss position twelve months or longer						2,602
Total number of AFS securities in an unrealized loss position						3,529

We determined the unrealized losses were caused by higher treasury rates compared to those at the time of the FNF acquisition or the purchase of the security if later. For securities in an unrealized loss position as of September 30, 2024, our allowance for expected credit loss was $62 million. We believe the unrealized loss position for which we have not recorded an allowance for expected credit loss as of September 30, 2024 was primarily attributable to interest rate increases, near-term illiquidity, and other macroeconomic uncertainties as opposed to issuer specific credit concerns.

Mortgage Loans
Our mortgage loans are collateralized by commercial and residential properties.

Commercial Mortgage Loans

Commercial mortgage loans (“CMLs”) represented approximately 4% and 5% of our total investments as of September 30, 2024 and December 31, 2023, respectively. The mortgage loans in our investment portfolio, are generally comprised of high quality commercial first lien and mezzanine real estate loans. Mortgage loans are primarily on income producing properties including industrial properties, retail buildings, multifamily properties and office buildings. We diversify our CML portfolio by geographic region and property type to attempt to reduce concentration risk. We continuously evaluate CMLs based on relevant current information to ensure properties are performing at a consistent and acceptable level to secure the related debt. The distribution of CMLs, gross of valuation allowances, by property type and geographic region is reflected in the following tables (dollars in millions):

	September 30, 2024		December 31, 2023
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Property Type:
Hotel	$17	1%	$18	1%
Industrial	617	24	616	24
Mixed Use	11	—	11	—
Multifamily	1,006	39	1,012	40
Office	356	14	316	13
Retail	99	4	102	4
Student Housing	83	3	83	3
Other	401	15	392	15
Total CMLs, gross of valuation allowance	2,590	100%	2,550	100%
Allowance for expected credit loss	(18)		(12)
Total CMLs, net of valuation allowance	$2,572		$2,538

U.S. Region:
East North Central	$98	4%	$151	6%
East South Central	75	3	75	3
Middle Atlantic	354	14	354	14
Mountain	409	16	352	14
New England	164	6	168	6
Pacific	713	27	766	30
South Atlantic	595	23	563	22
West North Central	22	1	4	—
West South Central	160	6	117	5
Total CMLs, gross of valuation allowance	2,590	100%	2,550	100%
Allowance for expected credit loss	(18)		(12)
Total CMLs, net of valuation allowance	$2,572		$2,538

CMLs segregated by aging of the loans and charge offs (by year of origination) as of September 30, 2024 and December 31, 2023, were as follows, gross of valuation allowances (in millions):

	September 30, 2024
	Amortized Cost by Origination Year
	2024	2023	2022	2021	2020	Prior	Total
Current (less than 30 days past due)	$140	$221	$289	$1,253	$469	$209	$2,581
30-89 days past due	—	—	—	—	—	9	9
90 days or more past due	—	—	—	—	—	—	—
Total CMLs	$140	$221	$289	$1,253	$469	$218	$2,590

Charge offs	$—	$—	$—	$—	$—	$—	$—

	December 31, 2023
	Amortized Cost by Origination Year
	2023	2022	2021	2020	2019	Prior	Total
Current (less than 30 days past due)	$213	$288	$1,256	$512	$—	$259	$2,528
30-89 days past due	—	—	—	—	—	—	—
90 days or more past due	—	—	—	—	—	—	—
Total CMLs (a)	$213	$288	$1,256	$512	$—	$259	$2,528

Charge offs	$—	$—	$—	$—	$—	$3	$3
(a)Excludes loans under development with an amortized cost and estimated fair value of $22 million.

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

The following tables present the recorded investment in CMLs by LTV and DSC ratio categories and estimated fair value by the indicated loan-to-value ratios, gross of valuation allowances at September 30, 2024 and December 31, 2023 (dollars in millions):

	Debt-Service Coverage Ratios			Total Amount	% of Total	Estimated Fair Value	% of Total
	>1.25	1.00 - 1.25	<1.00
September 30, 2024
LTV Ratios:
Less than 50.00%	$499	$8	$9	$516	20%	$501	21%
50.00% to 59.99%	749	59	12	820	31	752	32
60.00% to 74.99%	1,182	57	—	1,239	48	1,074	46
75.00% to 84.99%	—	6	9	15	1	15	1
Total CMLs	$2,430	$130	$30	$2,590	100%	$2,342	100%

December 31, 2023
LTV Ratios:
Less than 50.00%	$519	$4	$10	$533	21%	$510	23%
50.00% to 59.99%	764	—	—	764	30	679	30
60.00% to 74.99%	1,160	56	—	1,216	48	1,028	46
75.00% to 84.99%	—	6	9	15	1	14	1
Total CMLs (a)	$2,443	$66	$19	$2,528	100%	$2,231	100%
(a)Excludes loans under development with an amortized cost and estimated fair value of $22 million.

	September 30, 2024
	Amortized Cost by Origination Year
	2024	2023	2022	2021	2020	Prior	Total
LTV Ratios:
Less than 50.00%	$58	$93	$18	$74	$189	$84	$516
50.00% to 59.99%	59	53	149	267	158	134	820
60.00% to 74.99%	23	69	113	912	122	—	1,239
75.00% to 84.99%	—	6	9	—	—	—	15
Total CMLs	$140	$221	$289	$1,253	$469	$218	$2,590

DSCR
Greater than 1.25x	$72	$161	$278	$1,241	$469	$209	$2,430
1.00x - 1.25x	67	60	3	—	—	—	130
Less than 1.00x	1	—	8	12	—	9	30
Total CMLs	$140	$221	$289	$1,253	$469	$218	$2,590

	December 31, 2023
	Amortized Cost by Origination Year
	2023	2022	2021	2020	2019	Prior	Total
LTV Ratios:
Less than 50.00%	$85	$17	$77	$232	$—	$122	$533
50.00% to 59.99%	53	149	267	158	—	137	764
60.00% to 74.99%	69	113	912	122	—	—	1,216
75.00% to 84.99%	6	9	—	—	—	—	15
Total CMLs (a)	$213	$288	$1,256	$512	$—	$259	$2,528

DSCR
Greater than 1.25x	$154	$276	$1,256	$512	$—	$245	$2,443
1.00x - 1.25x	59	3	—	—	—	4	66
Less than 1.00x	—	9	—	—	—	10	19
Total CMLs (a)	$213	$288	$1,256	$512	$—	$259	$2,528
(a)Excludes loans under development with an amortized cost and estimated fair value of $22 million.

We recognize a mortgage loan as delinquent when payments on the loan are greater than 30 days past due. At September 30, 2024, we had one CML that was delinquent in principal or interest payments as shown in the risk rating exposure table above compared to none at December 31, 2023.

Residential Mortgage Loans
Residential mortgage loans (“RMLs”) represented approximately 5% of our total investments as of September 30, 2024 and December 31, 2023. Our RMLs are primarily closed end, amortizing loans and 100% of the properties are located in the United States. We diversify our RML portfolio by state to attempt to reduce concentration risk. The distribution of RMLs by state with highest-to-lowest concentration are reflected in the following tables, gross of valuation allowances (dollars in millions):

	September 30, 2024
	Amortized Cost	% of Total
U.S. State:
Florida	$160	5%
All other states (a)	2,945	95
Total RMLs, gross of valuation allowance	3,105	100%
Allowance for expected credit loss	(51)
Total RMLs, net of valuation allowance	$3,054
(a)The individual concentration of each state is less than 5% as of September 30, 2024.

	December 31, 2023
	Amortized Cost	% of Total
U.S. State:
Florida	$163	6%
New York	129	5
Texas	129	5
All other states (a)	2,431	84
Total RMLs, gross of valuation allowance	2,852	100%
Allowance for expected credit loss	(54)
Total RMLs, net of valuation allowance	$2,798
(a)The individual concentration of each state is less than 5% as of December 31, 2023.

RMLs have a primary credit quality indicator of either a performing or non-performing loan. We define non-performing residential mortgage loans as those that are 90 or more days past due or in non-accrual status, which is assessed monthly. The credit quality of RMLs as of September 30, 2024 and December 31, 2023, was as follows (dollars in millions):

	September 30, 2024		December 31, 2023
Performance indicators:	Amortized Cost	% of Total	Amortized Cost	% of Total
Performing	$3,031	98%	$2,795	98%
Non-performing	74	2	57	2
Total RMLs, gross of valuation allowance	3,105	100%	2,852	100%
Allowance for expected loan loss	(51)		(54)
Total RMLs, net of valuation allowance	$3,054		$2,798

There were no charge offs recorded by RMLs during the nine months ended September 30, 2024 or during the year ended December 31, 2023. RMLs segregated by aging of the loans (by year of origination) as of September 30, 2024 and December 31, 2023, were as follows, gross of valuation allowances (in millions):

	September 30, 2024
	Amortized Cost by Origination Year
	2024	2023	2022	2021	2020	Prior	Total
Current (less than 30 days past due)	$387	$372	$928	$822	$168	$317	$2,994
30-89 days past due	6	3	9	8	4	7	37
90 days or more past due	—	2	9	28	10	25	74
Total RML mortgages	$393	$377	$946	$858	$182	$349	$3,105

	December 31, 2023
	Amortized Cost by Origination Year
	2023	2022	2021	2020	2019	Prior	Total
Current (less than 30 days past due)	$373	$985	$854	$192	$183	$192	$2,779
30-89 days past due	—	4	7	3	—	2	16
90 days or more past due	—	6	16	13	21	1	57
Total RML mortgages	$373	$995	$877	$208	$204	$195	$2,852

    Non-accrual loans by amortized cost as of September 30, 2024 and December 31, 2023, were as follows (in millions):

Amortized cost of loans on non-accrual	September 30, 2024	December 31, 2023
Residential mortgage:	$74	$57
Commercial mortgage:	—	—
Total non-accrual mortgages	$74	$57

Immaterial interest income was recognized on non-accrual financing receivables for the three and nine months ended September 30, 2024 and September 30, 2023.

It is our policy to cease to accrue interest on loans that are delinquent for 90 days or more. For loans less than 90 days delinquent, interest is accrued unless it is determined that the accrued interest is not collectible. If a loan becomes 90 days or more delinquent, it is our general policy to initiate foreclosure proceedings unless a workout arrangement to bring the loan current is in place. As of September 30, 2024 and December 31, 2023, we had $74 million and $57 million respectively, of mortgage loans that were over 90 days past due.

As of September 30, 2024 and December 31, 2023, we had $73 million and $41 million, respectively, of residential mortgage loans that were in the process of foreclosure.

Loan Modifications

Under certain circumstances, modifications are granted to mortgage loans. Generally, the types of concessions may include interest rate reduction, term extension, payment deferrals, principal forgiveness or a combination of these concessions. We had an immaterial amount of mortgage loans modified during the three and nine month periods ended September 30, 2024 and 2023.

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

The allowances for our mortgage loan portfolio are summarized as follows (in millions):

	Three months ended September 30, 2024			Nine months ended September 30, 2024
	Residential Mortgage	Commercial Mortgage	Total	Residential Mortgage	Commercial Mortgage	Total
Beginning Balance	$(50)	$(14)	$(64)	$(54)	$(12)	$(66)
Provision (expense) benefit for loan losses	(1)	(4)	(5)	3	(6)	(3)
Ending Balance	$(51)	$(18)	$(69)	$(51)	$(18)	$(69)

	Three months ended September 30, 2023			Nine months ended September 30, 2023
	Residential Mortgage	Commercial Mortgage	Total	Residential Mortgage	Commercial Mortgage	Total
Beginning Balance	$(51)	$(13)	$(64)	$(32)	$(10)	$(42)
Provision (expense) benefit for loan losses	2	(2)	—	(17)	(5)	(22)
Ending Balance	$(49)	$(15)	$(64)	$(49)	$(15)	$(64)

An allowance for expected credit loss is not measured on accrued interest income for commercial mortgage loans as we have a process to write-off interest on loans that enter into non-accrual status (90 days or more past due). Allowances for expected credit losses are measured on accrued interest income for residential mortgage loans and were immaterial for the three and nine months ended September 30, 2024 and September 30, 2023.

Interest and Investment Income

The major sources of Interest and investment income reported on the accompanying unaudited Condensed Consolidated Statements of Operations were as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Fixed maturity securities, available-for-sale	$562	$476	$1,620	$1,356
Equity securities	5	5	16	14
Preferred securities	5	9	18	31
Mortgage loans	69	59	200	167
Invested cash and short-term investments	53	19	115	52
Limited partnerships	83	68	234	169
Other investments	9	5	25	19
Gross investment income	786	641	2,228	1,808
Investment expense	(74)	(63)	(216)	(186)
Interest and investment income	$712	$578	$2,012	$1,622

Interest and investment income is shown net of amounts attributable to certain funds withheld reinsurance agreements which is passed along to the reinsurer in accordance with the terms of these agreements. Interest and investment income attributable to these agreements, and thus excluded from the totals in the table above, was $181 million and $463 million for the three and nine months ended September 30, 2024, respectively, and $102 million and $236 million for the three and nine months ended September 30, 2023, respectively.

Recognized Gains and (Losses), Net

Details underlying Recognized gains and (losses), net reported on the accompanying unaudited Condensed Consolidated Statements of Operations were as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net realized gains (losses) on fixed maturity available-for-sale securities	$(2)	$(32)	$2	$(128)
Net realized/unrealized gains on equity securities (a)	3	7	11	15
Net realized/unrealized gains (losses) on preferred securities (b)	9	2	17	(2)
Net realized/unrealized gains on other invested assets	4	12	69	27
Change in allowance for expected credit losses	(10)	(4)	(33)	(33)
Derivatives and embedded derivatives:
Realized gains (losses) on certain derivative instruments	30	(30)	65	(184)
Unrealized gains (losses) on certain derivative instruments	347	(297)	450	14
Change in fair value of reinsurance related embedded derivatives (c)	(178)	36	(186)	34
Change in fair value of other derivatives and embedded derivatives	3	(3)	6	—
Realized gains (losses) on derivatives and embedded derivatives	202	(294)	335	(136)
Recognized gains and (losses), net	$206	$(309)	$401	$(257)
(a)Includes net valuation gains of $4 million and $7 million for the three months ended September 30, 2024 and September 30, 2023, respectively, and net valuation gains of $12 million and $15 million for the nine months ended September 30, 2024 and September 30, 2023, respectively.
(b)Includes net valuation gains of $9 million and $3 million for the three months ended September 30, 2024 and September 30, 2023, respectively, and net valuation gains of $17 million and $47 million for the nine months ended September 30, 2024 and September 30, 2023, respectively.
(c)Change in fair value of reinsurance related embedded derivatives is due to activity related to reinsurance treaties.

Recognized gains and (losses), net is shown net of amounts attributable to certain funds withheld reinsurance agreements which are passed along to the reinsurer in accordance with the terms of these agreements. Recognized gains and (losses) attributable to these agreements, and thus excluded from the totals in the table above, were $(177)

million and $(186) million for the three and nine months ended September 30, 2024, respectively, and $43 million and $42 million for the three and nine months ended September 30, 2023.

The proceeds from the sale of fixed-maturity securities and the gross gains and losses associated with those transactions were as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Proceeds	$1,471	$868	$2,626	$1,921
Gross gains	18	2	36	7
Gross losses	(20)	(27)	(52)	(106)

Unconsolidated Variable Interest Entities

We own investments in variable interest entities (“VIEs”) that are not consolidated within our financial statements. A VIE is an entity that does not have sufficient equity to finance its own activities without additional financial support, where investors lack certain characteristics of a controlling financial interest, or where the entity is structured with non-substantive voting rights. VIEs are consolidated by their ‘primary beneficiary,’ a designation given to an entity that receives both the benefits from the VIE as well as the substantive power to make its key economic decisions. While we participate in the benefits from VIEs in which we invest, but do not consolidate, the substantive power to make the key economic decisions for each respective VIE resides with entities not under our common control. It is for this reason that we are not considered the primary beneficiary for the VIE investments that are not consolidated.
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

The following table summarizes the carrying value and the maximum loss exposure of our unconsolidated VIEs as of September 30, 2024 and December 31, 2023 (in millions):

	September 30, 2024		December 31, 2023
	Carrying Value	Maximum Loss Exposure	Carrying Value	Maximum Loss Exposure
Investment in unconsolidated affiliates	$3,666	$4,814	$3,071	$4,806
Fixed maturity securities	23,343	24,120	20,837	22,346
Total unconsolidated VIE investments	$27,009	$28,934	$23,908	$27,152

Concentrations

Our underlying investment concentrations that exceed 10% of shareholders equity are as follows (in millions):

	September 30, 2024	December 31, 2023
Blackstone Wave Asset Holdco (a)	$716	$725
Blackstone Cooper Asset Holdco (a)	522	—
Elba (b) (c)	—	463
COLI (c)	—	324
(a)Represents a special purpose vehicle that holds investments in numerous limited partnership investments whose underlying investments are further diversified by holding interest in multiple individual investments and industries.
(b)Represents special purpose vehicles that hold an underlying minority ownership interest in a single operating liquified natural gas export facility.
(c)Investment did not exceed 10% of shareholder’s equity as of September 30, 2024.

Note D — Derivative Financial Instruments

The carrying amounts of derivative instruments, including derivative instruments embedded in indexed annuities and IUL contracts, and reinsurance is as follows (in millions):

	September 30, 2024	December 31, 2023
Assets:
Derivative investments:
Equity options	$1,293	$739
Interest rate swaps	108	57
Other derivative investments	—	1
Other long-term investments:
Other embedded derivatives	34	28
Prepaid expenses and other assets:
Reinsurance related embedded derivatives	—	152
Total	$1,435	$977

Liabilities:
Contractholder funds:
Indexed annuities/ IUL embedded derivatives	$5,411	$4,258
Accounts payable and accrued liabilities:
Reinsurance related embedded derivatives	34	—
Total	$5,445	$4,258
The change in fair value of derivative instruments included within Recognized gains and (losses), net in the accompanying unaudited Condensed Consolidated Statements of Operations is as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net investment gains (losses):
Equity options	$260	$(308)	$487	$(155)
Interest rate swaps	114	(19)	9	(19)
Futures contracts	7	(4)	18	1
Other derivative investments	(4)	4	1	3
Other embedded derivatives	3	(3)	6	—
Reinsurance related embedded derivatives	(178)	36	(186)	34
Total net investment gains	$202	$(294)	$335	$(136)

Benefits and other changes in policy reserves:
Indexed annuities/ IUL embedded derivatives increase	$563	$(265)	$1,153	$441

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

Reinsurance Related Embedded Derivatives

F&G cedes certain business on a coinsurance funds withheld basis. Investment results for the assets that support the coinsurances that are segregated within the funds withheld account are passed directly to the reinsurer pursuant to the contractual terms of the reinsurance agreement, which creates embedded derivatives considered to be total return swaps. These total return swaps are not clearly and closely related to the underlying reinsurance contract and thus require bifurcation. The fair value of the total return swaps is based on the change in fair value of the underlying assets held in the funds withheld account. These embedded derivatives are reported in Prepaid expenses and other assets if in a net gain position, or Accounts payable and accrued liabilities, if in a net loss position on the unaudited Condensed Consolidated Balance Sheets and the related gains or losses are reported in Recognized gains and (losses), net, on the unaudited Condensed Consolidated Statements of Operations.

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

Information regarding our exposure to credit loss on the derivative instruments we hold, excluding futures contracts, is presented below (in millions):

	Notional Amount	Fair Value	Collateral	Net Credit Risk
September 30, 2024	$35,435	$1,393	$1,348	$53
December 31, 2023	29,968	796	775	39

Collateral Agreements

We are required to maintain minimum ratings as a matter of routine practice as part of our over-the-counter derivative agreements on ISDA forms. Under some ISDA agreements, we have agreed to maintain certain financial strength ratings. A downgrade below these levels provides the counterparty under the agreement the right to terminate the open derivative contracts between the parties, at which time any amounts payable by us or the counterparty would be dependent on the market value of the underlying contracts. Our current rating does not allow any counterparty the right to terminate ISDA agreements. In certain transactions, both us and the counterparty have entered into a collateral support agreement requiring either party to post collateral when the net exposures exceed pre-determined thresholds. For all counterparties, except one, the threshold is set to zero. As of September 30, 2024 and December 31, 2023 counterparties posted collateral of $1,348 million and $775 million, respectively, of which $1,133 million and $588 million, respectively, is included in Cash and cash equivalents with an associated payable for this collateral included in Accounts payable and accrued liabilities on the unaudited Condensed Consolidated Balance Sheets. Accordingly, the maximum amount of loss due to credit risk that we would incur if parties to the derivatives failed completely to perform according to the terms of the contracts was $53 million at September 30, 2024 and $39 million at December 31, 2023.

We are required to pay our counterparties the effective federal funds interest rate each day for cash collateral posted to us. Cash collateral is reinvested in overnight investment sweep products, which are included in Cash and cash equivalents in the accompanying unaudited Condensed Consolidated Balance Sheets, to reduce the interest cost.

We held 392 and 439 futures contracts at September 30, 2024 and December 31, 2023, respectively. The fair value of the futures contracts represents the cumulative unsettled variation margin (open trade equity, net of cash settlements). We provide cash collateral to the counterparties for the initial and variation margin on the futures contracts, which is included in Cash and cash equivalents in the accompanying unaudited Condensed Consolidated Balance Sheets. The amount of cash collateral held by the counterparties for such contracts was $5 million and $4 million as of September 30, 2024 and December 31, 2023, respectively.

Note E — Reinsurance
F&G reinsures portions of its policy risks with other insurance companies. The use of indemnity reinsurance does not discharge an insurer from liability on the insurance ceded. The insurer is required to pay in full the amount of its insurance liability regardless of whether it is entitled to or able to receive payment from the reinsurer. The portion of risks exceeding F&G's retention limit is reinsured. F&G primarily seeks reinsurance coverage in order to manage loss exposures, to enhance our capital position, to diversify risks and earnings, and to manage new business volume. F&G follows reinsurance accounting when the treaty adequately transfers insurance risk and any acquisition cost reimbursements reduce policy acquisition costs deferred and maintenance expense reimbursements reduce direct expenses incurred. Otherwise, F&G follows deposit accounting if there is inadequate transfer of insurance risk or if the underlying policy for which risk is being transferred is an investment contract that does not contain insurance risk.

The effects of reinsurance on net premiums earned and net benefits incurred (benefits paid and reserve changes) for the three and nine months ended September 30, 2024 and September 30, 2023 were as follows (in millions):

	Three months ended September 30,				Nine months ended September 30,
	2024		2023		2024		2023
	Net Premiums Earned	Net Benefits Incurred	Net Premiums Earned	Net Benefits Incurred	Net Premiums Earned	Net Benefits Incurred	Net Premiums Earned	Net Benefits Incurred
Direct	$363	$1,127	$508	$323	$1,340	$2,999	$1,319	$2,057
Ceded	(23)	(32)	(26)	(31)	(71)	(135)	(79)	(136)
Net	$340	$1,095	$482	$292	$1,269	$2,864	$1,240	$1,921

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

Reinsurance Transactions

The following summarizes significant changes to a third-party reinsurance agreement for the period ended September 30, 2024:

Somerset: Effective July 1, 2024, F&G amended the existing flow reinsurance agreement with Somerset Reinsurance Ltd. (“Somerset”), a third-party reinsurer, to additionally cede the base contract benefits and GMWB riders attached under certain FIA policies on a coinsurance funds withheld quota share basis.

There have been no other significant changes to third party reinsurance agreements for the three and nine months ended September 30, 2024.

The following summarizes our reinsurance recoverable (in millions) as of September 30, 2024 and December 31, 2023:

Parent Company/ Principal Reinsurers	Reinsurance Recoverable (a)		Agreement Type	Products Covered	Accounting
	September 30, 2024	December 31, 2023
Aspida Life Re Ltd	$7,543	$6,128	Coinsurance Funds Withheld	Certain MYGA (b)	Deposit
Somerset Reinsurance Ltd (c)	2,181	716	Coinsurance Funds Withheld	Certain MYGA (b) and deferred annuities	Deposit
			Coinsurance Funds Withheld	Certain FIA	Reinsurance
Everlake Life Insurance Company	1,120	509	Coinsurance (d)	Certain MYGA (b) (d)	Deposit
Wilton Reassurance Company	1,073	1,092	Coinsurance	Block of traditional, IUL and UL (e)	Reinsurance
Other (f)	508	536
Reinsurance recoverable, gross of allowance for credit losses	12,425	8,981
Allowance for expected credit loss	(21)	(21)
Reinsurance recoverable, net of allowance for credit losses	$12,404	$8,960

(a) Reinsurance recoverables do not include unearned ceded premiums that would be recovered in the event of early termination of certain traditional life policies.
(b) The combined quota share flow reinsurance amongst all reinsurers for 2024 was 90% through May 31, 2024, decreased to 30% in June and July 2024, and increased to 90% in August and September 2024. As of December 31, 2023, the combined quota share flow reinsurance amongst all reinsurers was 90%.

(c) The balance represents the total reinsurance recoverable for all reinsurance agreements with Somerset.
(d) Reinsurance recoverable is collateralized by assets placed in a statutory comfort trust by the reinsurer and maintained for our sole benefit.
(e) Also includes certain FGL Insurance life insurance policies that are subject to redundant reserves, reported on a statutory basis, under Regulation XXX and Guideline AXXX.
(f) Represents all other reinsurers, with no single reinsurer having a carrying value in excess of 5% of total reinsurance recoverable.

As of September 30, 2024, and December 31, 2023, F&G had a deposit asset of $10.5 billion and $7.5 billion, respectively, which is reported in the Reinsurance recoverable, net of allowance for credit losses on the unaudited Condensed Consolidated Balance Sheet.

F&G incurred risk charge fees of $10 million and $10 million during the three months ended September 30, 2024 and 2023, respectively, and $32 million and $30 million during the nine months ended September 30, 2024, and 2023, respectively, in relation to reinsurance agreements.

Credit Losses

F&G estimates expected credit losses on reinsurance recoverables using a probability of default/loss given default model. Significant inputs to the model include the reinsurer's credit risk, expected timing of recovery, industry-wide historical default experience, senior unsecured bond recovery rates, and credit enhancement features.
The expected credit loss reserves were as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Balance at beginning of period	$(21)	$(9)	$(21)	$(10)
Changes in the expected credit loss reserve	—	(1)	—	—
Balance at end of period	$(21)	$(10)	$(21)	$(10)

Concentration of Reinsurance Risk

As indicated above, F&G has a significant concentration of reinsurance risk with third party reinsurers, ASPIDA Life Re Ltd. (“Aspida Re”), Somerset, Everlake Life Insurance Company (“Everlake”), and Wilton Reinsurance (“Wilton Re”) that could have a material impact on our financial position in the event that any of these reinsurers fails to perform its obligations under the various reinsurance treaties. We monitor the financial condition and financial strength of individual reinsurers using public ratings (refer to table below) and ratings reports of individual reinsurers to attempt to reduce the risk of default by such reinsurers. In addition, the risk of non-performance is further mitigated with various forms of collateral or collateral arrangements, including secured trusts, funds withheld accounts and irrevocable letters of credit. We believe that all amounts due from Aspida Re, Somerset, Everlake, and Wilton Re for periodic treaty settlements, net of any applicable credit loss reserves, are collectible as of September 30, 2024. The following table presents financial strength ratings as of September 30, 2024:

Parent Company/Principal Reinsurers	Financial Strength Rating
	AM Best	S&P	Fitch	Moody's
Aspida Re	A-	—	—	—
Somerset	A-	BBB+	—	—
Everlake	A	—	—	—
Wilton Re	A+	—	A	—
“—” indicates not rated

Note F — Intangibles

The following table reconciles to Other intangible assets, net, on the unaudited Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023 (in millions):

	September 30, 2024	December 31, 2023
Value of business acquired (“VOBA”)	$1,389	$1,446
Deferred acquisition costs (“DAC”)	2,857	2,215
Deferred sales inducements (“DSI”)	538	346
Value of distribution asset	76	86
Computer software	73	65
Definite lived trademarks, tradenames, and other	125	41
Indefinite lived tradenames and other	8	8
Customer relationships	283	—
Total Other intangible assets, net	$5,349	$4,207

The following tables roll forward VOBA by product for the nine months ended September 30, 2024 and September 30, 2023 (in millions):

	Indexed Annuities	Fixed Rate Annuities	Immediate Annuities	Universal Life	Traditional Life	Total
Balance at January 1, 2024	$1,025	$27	$191	$134	$69	$1,446
Amortization	(101)	(4)	(5)	(5)	(5)	(120)
Actuarial model updates and refinements (a)	—	—	—	—	63	63
Balance at September 30, 2024	$924	$23	$186	$129	$127	$1,389
(a) net of amortization of ($15 million).

	Indexed Annuities	Fixed Rate Annuities	Immediate Annuities	Universal Life	Traditional Life	Total
Balance at January 1, 2023	$1,166	$32	$201	$143	$73	$1,615
Amortization	(106)	(4)	(8)	(7)	(3)	(128)
Balance at September 30, 2023	$1,060	$28	$193	$136	$70	$1,487

VOBA amortization expense of $135 million and $128 million was recorded in Depreciation and amortization on the unaudited Condensed Consolidated Statements of Operations for the nine months ended September 30, 2024 and September 30, 2023, respectively.

The following tables roll forward DAC by product for the nine months ended September 30, 2024 and September 30, 2023 (in millions):

	Indexed Annuities	Fixed Rate Annuities	Universal Life	Total (a)
Balance at January 1, 2024	$1,378	$288	$545	$2,211
Capitalization	496	147	199	842
Amortization	(112)	(61)	(27)	(200)
Balance at September 30, 2024	$1,762	$374	$717	$2,853

	Indexed Annuities	Fixed Rate Annuities	Universal Life	Total (a)
Balance at January 1, 2023	$971	$83	$348	$1,402
Capitalization	371	119	167	657
Amortization	(75)	(35)	(25)	(135)
Reinsurance related adjustments	—	79	—	79
Balance at September 30, 2023	$1,267	$246	$490	$2,003
(a)Excludes insignificant amounts of DAC related to Funding Agreement Backed Note (“FABN”).

DAC amortization expense of $200 million and $135 million was recorded in Depreciation and amortization on the unaudited Condensed Consolidated Statements of Operations for the nine months ended September 30, 2024 and September 30, 2023, respectively, excluding insignificant amounts related to FABN.

The following table presents a reconciliation of DAC to the table above which is reconciled to the unaudited Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023 (in millions):

	September 30, 2024	December 31, 2023
Indexed Annuities	$1,762	$1,378
Fixed Rate Annuities	374	288
Universal Life	717	545
Funding Agreements	4	4
Total	$2,857	$2,215

The following table rolls forward DSI for our indexed annuity products for the nine months ended September 30, 2024 and September 30, 2023 (in millions):

	Nine Months Ended September 30,
	2024	2023
Balance at January 1,	$346	$200
Capitalization	219	112
Amortization	(27)	(15)
Balance at September 30,	$538	$297

DSI amortization expense of $27 million and $15 million was recorded in Depreciation and amortization on the unaudited Condensed Consolidated Statements of Operations for the nine months ended September 30, 2024 and September 30, 2023, respectively.

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
We review cash flow assumptions annually, generally in the third quarter. In 2024 and 2023, F&G undertook a review of all significant assumptions and revised several assumptions relating to our deferred annuity (indexed annuity and fixed rate annuity) and IUL products. For the nine months ended September 30, 2024, we updated assumptions including surrender rates, GMWB election timing, premium persistency, and option budgets. For the nine months ended September 30, 2023, we updated assumptions including surrender rates, partial withdrawal rates, mortality improvement, and option budgets. All updates to these assumptions brought us more in line with our Company and overall industry experience since the prior assumption update.

The following table rolls forward the customer relationship intangibles acquired in the Roar acquisition on January 2, 2024, and the PALH acquisition on July 18, 2024, (in millions). For more information, refer to Note P - Acquisitions.

Nine Months Ended September 30, 2024
Balance at January 1,	$—
Acquired	310
Amortization	(27)
Balance at September 30,	$283

The customer relationship intangibles acquired in the Roar and PALH acquisitions are being amortized over an estimated useful life of 12 years and 20 years, respectively, using an accelerated method, which takes into consideration expected customer attrition rates.

The following table shows the estimated amortization expense in future fiscal periods for customer relationship intangibles and VOBA for the in-force liabilities as of September 30, 2024 (in millions):

	Customer Relationship Intangibles	VOBA
Fiscal Year
2024	$10	$38
2025	35	143
2026	30	130
2027	26	119
2028	23	108
Thereafter	159	851
Total	$283	$1,389

Note G — Market Risk Benefits

The following table presents the balances of and changes in MRBs associated with indexed annuities and fixed rate annuities for the nine months ended September 30, 2024 and the year ended December 31, 2023 (in millions):

	September 30, 2024		December 31, 2023
	Indexed annuities	Fixed rate annuities	Indexed annuities	Fixed rate annuities
Balance, beginning of period, net liability	$314	$1	$164	$1

Balance, beginning of period, before effect of changes in the instrument-specific credit risk	$209	$1	$102	$1
Issuances and benefit payments	78	—	(10)	—
Attributed fees collected and interest accrual	103	—	131	—
Actual policyholder behavior different from expected	8	—	27	—
Changes in assumptions and other	32	—	29	—
Effects of market related movements	(31)	—	(70)	—
Balance, end of period, before effect of changes in the instrument-specific credit risk	399	1	209	1
Effect of changes in the instrument-specific credit risk	112	—	105	—
Balance, end of period, net liability	511	1	314	1
Less: reinsured market risk benefits	43	—	—	—
Balance, end of period, net of reinsurance	$468	$1	$314	$1

Weighted-average attained age of policyholders weighted by total AV (years)	68.04	72.47	68.28	72.59
Net amount at risk	$1,390	$2	$1,059	$2

The following table reconciles MRBs by amounts in an asset position and amounts in a liability position to the MRBs amounts in the unaudited Condensed Consolidated Balance Sheets (in millions):

	September 30, 2024			December 31, 2023
	Direct	Reinsured	Net	Direct	Reinsured	Net
MRB asset
Indexed annuities	$91	$43	$134	$88	$—	$88
Fixed rate annuities	—	—	—	—	—	—
Total MRB asset	$91	$43	$134	$88	$—	$88

MRB liability
Indexed annuities	$602	$—	$602	$402	$—	$402
Fixed rate annuities	1	—	1	1	—	1
Total MRB liability	$603	$—	$603	$403	$—	$403

The net MRB liability increased for the nine months ended September 30, 2024, primarily as a result of collection of attributed fees, interest accrual, MRB reserves for contracts issued within the period, and changes in actuarial assumptions. These increases were partially offset by the effects of market related movements, including the impacts of higher risk-free rates and increases in the equity market related projections.

For the nine months ended September 30, 2024, notable changes made to the inputs to the fair value estimates of MRBs calculations included an increase in risk-free rates leading to a favorable change in the MRBs associated with indexed annuities and fixed rate annuities; increases in the equity market related projections resulted in a decrease in the net amount at risk associated with indexed annuities, leading to a favorable change in the value of the associated MRBs; and an increase in the rider benefit utilization assumption, leading to an unfavorable change in the value of the associated MRBs.

The net MRB liability increased for the year ended December 31, 2023, primarily as a result of attributed fees collected, increases as a result of actual policyholder behavior different than expected and changes in assumptions as discussed below. These increases were partially offset by the effects of market related movements, including the impacts of higher risk-free rates and increases in the equity market related projections.

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

In 2024 and 2023, F&G undertook a review of all significant assumptions and revised several assumptions relating to our deferred annuities (indexed annuities and fixed rate annuities) with MRBs. For the nine months ended September 30, 2024, we updated assumptions including surrender rates, rider benefit election utilization and option budgets. For the year ended December 31, 2023,we updated assumptions including surrender rates, partial withdrawal rates, mortality improvement, and option budgets. All updates to these assumptions brought us more in line with our Company and overall industry experience since the prior assumption updates. These updates, in total, led to increases in the net MRB liability for the nine months ended September 30, 2024 and for the year ended December 31, 2023.

Note H — Income Taxes

The effective tax rate for the three and nine months ended September 30, 2024 was 83% and 14%. The effective tax rate for the three and nine months ended September 30, 2023 was 19% and 29%. The effective tax rate on pre-tax income for the nine months ended September 30, 2024 differs from the U.S. Federal statutory rate of 21%

primarily due to a partial release of the valuation allowance recorded on capital deferred tax assets for U.S. Life companies, as well as favorable permanent adjustments, including low income housing tax credits (“LIHTC”), the dividends received deduction (“DRD”), and company owned life insurance (“COLI”). The effective tax rate on pre-tax income for the three months ended September 30, 2024 differs from the U.S. Federal statutory rate of 21% primarily due to a partial release of the valuation allowance recorded on capital deferred tax assets for U.S. Life companies, as well as favorable permanent adjustments, including LIHTC, DRD, and COLI. The effective tax rate on pre-tax income for the nine months ended September 30, 2023 differs from the U.S. Federal statutory rate of 21% primarily due to the valuation allowance recorded on capital deferred tax assets for U.S. Life companies, partially offset by favorable permanent adjustments, including LIHTC, DRD, and COLI. The effective tax rate on pre-tax income for the three months ended September 30, 2023 differs from the U.S. Federal Statutory rate of 21% primarily due to a partial release of the valuation allowance recorded on capital deferred tax assets for U.S. Life companies, as well as favorable permanent adjustments, including LIHTC, DRD, and COLI.

As of September 30, 2024, the Company had a partial valuation allowance of $64 million against its net deferred tax assets of $245 million. As of December 31, 2023, the Company had a partial valuation allowance of $85 million against its net deferred tax assets of $473 million. There was a $21 million decrease in the valuation allowance for the nine months ended September 30, 2024. The valuation allowance consisted of a full valuation allowance on the unrealized capital loss deferred tax assets for F&G Life Re, F&G Cayman Re, and the U.S. Non-life companies, a full valuation allowance on the foreign deferred tax assets on F&G Life Re, and a partial valuation allowance on the capital loss deferred tax assets on the U.S. life insurance companies.

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

The tax credits and other benefits recognized are included in the net change in income taxes on the unaudited Condensed Consolidated Statement of Cash Flows. The following table presents the impacts of the LIHTC investments included in income tax expense on the unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2024 and 2023 (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Tax credits and other benefits recognized	$(9)	$(8)	$(29)	$(23)
Tax credit amortization expense	7	6	22	18
Total	$(2)	$(2)	$(7)	$(5)

At September 30, 2024 and December 31, 2023, LIHTC investments included in Prepaid expenses and other assets on the unaudited Condensed Consolidated Balance Sheets totaled $128 million and $108 million, respectively.

The Inflation Reduction Act of 2022 (the “IRA”) was signed into law on August 16, 2022. Among other changes, the IRA introduced a 15% corporate alternative minimum tax (“CAMT”) on adjusted financial statement income and a 1% excise tax on treasury stock repurchases. These provisions were effective January 1, 2023. For purposes of calculating adjusted financial statement income, the Company is included in the controlled group of FNF, its parent company. Though the Company is subject to the minimum tax, the Company does not expect to be in a perpetual CAMT position. The life companies will join the consolidated tax return group with FNF and file a life/non-life consolidated return once the five-year waiting period has completed in 2026, which should strengthen that position as FNF is not anticipating owing CAMT on its future returns. As a result, the Company has assessed that there is no material impact of CAMT to tax for the nine months ended September 30, 2024.

The Corporate Income Tax Act of 2023 (“CIT”) was passed in Bermuda on December 27, 2023. The CIT will commence on January 1, 2025 and will apply a statutory rate of 15% to the taxable income or loss of Bermuda tax resident entities and permanent establishments. F&G Life Re, a 953(d) company with no or minimal U.S. permanent tax differences, is not expected to owe any Bermuda CIT due to the foreign tax credit. As a result, the Company has assessed that there is no material impact of the CIT to tax for the nine months ended September 30, 2024.
Note I — Contractholder Funds

The following tables summarize balances of and changes in contractholder funds’ account balances (in millions):

	September 30, 2024
	Indexed annuities	Fixed rate annuities	Universal Life	FABN (b)	FHLB (b)
Balance, beginning of year	$27,164	$13,443	$2,391	$2,613	$2,539
Issuances	4,829	4,476	157	599	1,803
Premiums received	85	1	361	—	—
Policy charges (a)	(140)	—	(231)	—	—
Surrenders and withdrawals	(2,807)	(1,184)	(75)	—	—
Benefit payments	(368)	(233)	(13)	(791)	(1,576)
Interest credited	488	476	108	51	89
Other	5	—	—	(1)	(2)
Balance, end of period	29,256	16,979	2,698	2,471	2,853
Embedded derivative adjustment (c)	790	—	119	—	—
Gross Liability, end of period	30,046	16,979	2,817	2,471	2,853
Less: Reinsurance	410	10,471	883	—	—
Net Liability, after Reinsurance	$29,636	$6,508	$1,934	$2,471	$2,853

Weighted-average crediting rate	2.33%	4.26%	5.84%	N/A	N/A
Net amount at risk (d)	N/A	N/A	$70,859	N/A	N/A
Cash surrender value (e)	$26,985	$15,815	$2,088	N/A	N/A
(a)Contracts included in the contractholder funds are generally charged a premium and/or monthly assessments on the basis of the account balance.
(b)FABN and FHLB are considered funding agreements that are investment contracts which follow the interest method of accounting, and therefore are not subject to ASU 2018-12 disclosure requirements. However, the Company has elected to present the liability for these agreements within the disaggregated roll forward as we believe it will provide meaningful information for users of the financials.
(c)The embedded derivative adjustment reconciles the account balance to the gross GAAP liability and represents the combination of the host contract and the fair value of the embedded derivatives.
(d)For those guarantees of benefits that are payable in the event of death, the net amount at risk is generally defined as the current guaranteed minimum death benefit in excess of the current account balance at the balance sheet date.
(e)These amounts are gross of reinsurance.

	December 31, 2023
	Indexed annuities	Fixed rate annuities	Universal Life	FABN (b)	FHLB (b)
Balance, beginning of year	$24,766	$9,358	$2,112	$2,613	$1,982
Issuances	4,722	5,061	199	—	1,256
Premiums received	103	1	382	—	—
Policy charges (a)	(182)	—	(261)	—	—
Surrenders and withdrawals	(2,005)	(1,142)	(90)	—	—
Benefit payments	(526)	(240)	(27)	(53)	(763)
Interest credited	270	405	76	54	64
Other	16	—	—	(1)	—
Balance, end of period	27,164	13,443	2,391	2,613	2,539
Embedded derivative adjustment (c)	243	—	84	—	—
Gross Liability, end of period	27,407	13,443	2,475	2,613	2,539
Less: Reinsurance	17	7,520	894	—	—
Net Liability, after Reinsurance	$27,390	$5,923	$1,581	$2,613	$2,539

Weighted-average crediting rate	1.40%	4.85%	3.44%	N/A	N/A
Net amount at risk (d)	N/A	N/A	$60,389	N/A	N/A
Cash surrender value (e)	$25,099	$12,505	$1,872	N/A	N/A
(a)Contracts included in the contractholder funds are generally charged a premium and/or monthly assessments on the basis of the account balance.
(b)FABN and FHLB are considered funding agreements that are investment contracts which follow the interest method of accounting, and therefore are not subject to ASU 2018-12 disclosure requirements. However, the Company has elected to present the liability for these agreements within the disaggregated roll forward as we believe it will provide meaningful information for users of the financials.
(c)The embedded derivative adjustment reconciles the account balance to the gross GAAP liability and represents the combination of the host contract and the fair value of the embedded derivatives.
(d)For those guarantees of benefits that are payable in the event of death, the net amount at risk is generally defined as the current guaranteed minimum death benefit in excess of the current account balance at the balance sheet date.
(e)These amounts are gross of reinsurance.

The following table reconciles contractholder funds’ account balances to the contractholder funds liability in the unaudited Condensed Consolidated Balance Sheets (in millions):

	September 30, 2024	December 31, 2023
Indexed annuities	$30,046	$27,407
Fixed rate annuities	16,979	13,443
Immediate annuities	292	311
Universal life	2,817	2,475
Traditional life	5	5
Funding Agreement-FABN	2,471	2,613
FHLB	2,853	2,539
PRT	5	5
Total	$55,468	$48,798

Annually, typically in the third quarter, we review assumptions associated with reserves for policy benefits and product guarantees. For the nine months ended September 30, 2024, based on policyholder behavior, experience and interest rate movements, we reflected updates to surrender assumptions for recent and expected near term policyholder behavior, as well as updated certain FIA assumptions used to calculate the fair value of the embedded derivative component within contractholder funds. These changes resulted in a decrease in total benefits and other changes in policy reserves of approximately $79 million for the nine months ended September 30, 2024.

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
The following tables present the account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums (in millions):

	September 30, 2024
Range of guaranteed minimum crediting rate	At Guaranteed Minimum	1 Basis Point-50 Basis Points Above	51 Basis Points-150 Basis Points Above	Greater Than 150 Basis Points Above	Total
Indexed Annuities
0.00%-1.50%	$23,095	$1,285	$502	$1,847	$26,729
1.51%-2.50%	700	1	460	1,046	2,207
Greater than 2.50%	317	2	—	1	320
Total	$24,112	$1,288	$962	$2,894	$29,256

Fixed Rate Annuities
0.00%-1.50%	$46	$21	$925	$13,855	$14,847
1.51%-2.50%	4	7	20	460	491
Greater than 2.50%	826	2	3	810	1,641
Total	$876	$30	$948	$15,125	$16,979

Universal Life
0.00%-1.50%	$2,303	$6	$—	$22	$2,331
1.51%-2.50%	—	—	—	—	—
Greater than 2.50%	366	—	1	—	367
Total	$2,669	$6	$1	$22	$2,698

	December 31, 2023
Range of guaranteed minimum crediting rate	At Guaranteed Minimum	1 Basis Point-50 Basis Points Above	51 Basis Points-150 Basis Points Above	Greater Than 150 Basis Points Above	Total
Indexed Annuities
0.00%-1.50%	$22,392	$1,444	$526	$1,953	$26,315
1.51%-2.50%	196	1	24	250	471
Greater than 2.50%	377	1	—	—	378
Total	$22,965	$1,446	$550	$2,203	$27,164

Fixed Rate Annuities
0.00%-1.50%	$23	$25	$1,532	$10,271	$11,851
1.51%-2.50%	5	8	23	453	489
Greater than 2.50%	893	2	4	204	1,103
Total	$921	$35	$1,559	$10,928	$13,443

Universal Life
0.00%-1.50%	$1,987	$5	$—	$21	$2,013
1.51%-2.50%	—	—	—	—	—
Greater than 2.50%	361	16	1	—	378
Total	$2,348	$21	$1	$21	$2,391

Note J — Future Policy Benefits

The following table summarizes balances and changes in the present value of expected net premiums and the present value of the expected FPB for nonparticipating traditional contracts (in millions):

	Traditional Life
	September 30, 2024	December 31, 2023
Expected net premiums
Balance, beginning of year	$722	$797
Beginning balance at original discount rate	874	974
Effect of actual variances from expected experience	(4)	(1)
Balance adjusted for variances from expectation	870	973
Interest accrual	13	19
Net premiums collected	(82)	(118)
Ending Balance at original discount rate	801	874
Effect of changes in discount rate assumptions	(128)	(152)
Balance, end of period	$673	$722

Expected FPB
Balance, beginning of year	$2,071	$2,151
Beginning balance at original discount rate	2,492	2,665
Effect of actual variances from expected experience	48	(24)
Balance adjusted for variances from expectation	2,540	2,641
Interest accrual	41	56
Benefits payments	(165)	(205)
Ending Balance at original discount rate	2,416	2,492
Effect of changes in discount rate assumptions	(358)	(421)
Balance, end of period	$2,058	$2,071

Net liability for future policy benefits	$1,385	$1,349
Less: Reinsurance recoverable	525	413
Net liability for future policy benefits, after reinsurance recoverable	$860	$936

Weighted-average duration of liability for future policyholder benefits (years)	6.87	7.36

The following tables summarize balances and changes in the present value of the expected FPB for limited-payment contracts (in millions):

	PRT
	September 30, 2024	December 31, 2023
Balance, beginning of year	$4,189	$2,165
Beginning balance at original discount rate	4,351	2,475
Effect of changes in cash flow assumptions	4	(9)
Effect of actual variances from expected experience	(20)	(7)
Balance adjusted for variances from expectation	4,335	2,459
Issuances	1,300	2,041
Interest accrual	168	109
Benefits payments	(346)	(258)
Ending Balance at original discount rate	5,457	4,351
Effect of changes in discount rate assumptions	(63)	(162)
Balance, end of period	$5,394	$4,189

Net liability for future policy benefits, after reinsurance recoverable	$5,394	$4,189

Weighted-average duration of liability for future policyholder benefits (years)	7.95	8.23

	Immediate annuities
	September 30, 2024	December 31, 2023
Balance, beginning of year	$1,415	$1,429
Beginning balance at original discount rate	1,788	1,858
Effect of changes in cash flow assumptions	—	—
Effect of actual variances from expected experience	(26)	(15)
Balance adjusted for variances from expectation	1,762	1,843
Issuances	27	22
Interest accrual	46	51
Benefits payments	(88)	(128)
Ending Balance at original discount rate	1,747	1,788
Effect of changes in discount rate assumptions	(354)	(373)
Balance, end of period	$1,393	$1,415

Net liability for future policy benefits	$1,393	$1,415
Less: Reinsurance recoverable	115	116
Net liability for future policy benefits, after reinsurance recoverable	$1,278	$1,299

Weighted-average duration of liability for future policyholder benefits (years)	12.89	12.47

The following tables summarize balances and changes in the liability for DPL for limited-payment contracts (in millions):

	September 30, 2024		December 31, 2023
	Immediate annuities	PRT	Immediate annuities	PRT
Balance, beginning of year	$87	$10	$69	$4
Effect of modeling changes	—	—	4	—
Effect of changes in cash flow assumptions	—	(7)	—	1
Effect of actual variances from expected experience	6	—	16	5
Balance adjusted for variances from expectation	93	3	89	10
Issuances	2	—	3	—
Interest accrual	1	4	2	1
Amortization	(6)	(1)	(7)	(1)
Balance, end of period	$90	$6	$87	$10

The following table reconciles the net FPB to the FPB in the unaudited Condensed Consolidated Balance Sheets (in millions). The DPL for Immediate Annuities and PRT is presented together with the FPB in the unaudited Condensed Consolidated Balance Sheets and has been included as a reconciling item in the table below:

	September 30, 2024	December 31, 2023
Traditional Life	$1,385	$1,349
Immediate annuities	1,393	1,415
PRT	5,394	4,189
Immediate annuities DPL	90	87
PRT DPL	6	10
Total	$8,268	$7,050

The following table provides the amount of undiscounted and discounted expected gross premiums and expected future benefits and expenses for nonparticipating traditional and limited-payment contracts (in millions):

	Undiscounted		Discounted
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Traditional Life
Expected future benefit payments	$2,843	$2,996	$2,073	$1,984
Expected future gross premiums	978	1,116	728	772
Immediate annuities
Expected future benefit payments	$3,212	$3,227	$1,392	$1,313
Expected future gross premiums	—	—	—	—
PRT
Expected future benefit payments	$8,449	$5,445	$5,470	$3,605
Expected future gross premiums	—	—	—	—

The following table summarizes the amount of revenue and interest related to nonparticipating traditional and limited-payment contracts recognized in the unaudited Condensed Consolidated Statements of Operations (in millions):

	Gross Premiums (a)		Interest Expense (b)
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Traditional Life	$84	$94	$28	$28
Immediate annuities	16	18	46	42
PRT	1,240	1,207	168	79
Total	$1,340	$1,319	$242	$149
(a)Included in Life insurance premiums and other fees on the unaudited Condensed Consolidated Statements of Operations.
(b)Included in Benefits and other changes in policy reserves (remeasurement gains (losses) (a)) on the unaudited Condensed Consolidated Statements of Operations.

The following table presents the weighted-average interest rate:

	September 30, 2024	December 31, 2023
Traditional Life
Interest accretion rate	2.34%	2.33%
Current discount rate	4.95	5.03
Immediate annuities
Interest accretion rate	3.17%	3.14%
Current discount rate	4.90	4.98
PRT
Interest accretion rate	4.70%	4.61%
Current discount rate	4.85	5.03

The following tables summarize the actual experience and expected experience for mortality and lapses of the FPB:

	September 30, 2024
	Traditional Life	Immediate annuities	PRT
Mortality
Actual experience	1.4%	2.7%	3.0%
Expected experience	1.5	1.9	2.5
Lapses
Actual experience	0.1%	—%	—%
Expected experience	0.5	—	—

	December 31, 2023
	Traditional Life	Immediate annuities	PRT
Mortality
Actual experience	1.7%	3.2%	3.2%
Expected experience	1.4	1.8	2.3
Lapses
Actual experience	—%	—%	—%
Expected experience	0.3	—	—

The following table provides additional information for periods in which a cohort has an net premium ratio (“NPR”) greater than 100% (and therefore capped at 100%) (dollars in millions):

	September 30, 2024
	Cohort X	Description
NPR before capping	109%	Term with return of premium Non-NY Cohort
Reserves before NPR capping	$1,219	Term with return of premium Non-NY Cohort
Reserves after NPR capping	1,250	Term with return of premium Non-NY Cohort
Loss Expense	31	Term with return of premium Non-NY Cohort

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

F&G made changes to assumptions during the nine months ended September 30, 2024 and the year ended December 31, 2023. Significant assumption inputs used in the calculation of our FPB are described below. Refer to the tables above for further details on changes to our FPB.

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

Market data that underlies current discount rates was updated in 2024 from that utilized in 2023 resulting in decreased discount rates that drove a material increase to the FPB.

Immediate annuities (life contingent)

Significant assumption inputs to the calculation of the FPB for immediate annuities (life contingent) include mortality and discount rates (both accretion and current). We review the cash flow assumptions annually, typically in the third quarter. In 2024 and 2023, F&G undertook a review of the significant cash flow assumptions and did not make any changes to mortality. Market data that underlies current discount rates was updated in 2024 from that utilized in 2023, resulting in decreased discount rates that drove a material increase to the FPB.

PRT (life contingent)

Significant assumption inputs to the calculation of the FPB for PRT (life contingent) include mortality and discount rates (both accretion and current). We review the cash flow assumptions annually, typically in the third quarter. In 2024 and 2023, F&G undertook a review of the significant cash flow assumptions and did not make any changes to mortality. Market data that underlies current discount rates was updated in 2024 from 2023 resulting in decreased discount rates that drove a material increase to the FPB.

Note K - Accounts Payable and Accrued Liabilities

As of September 30, 2024 and December 31, 2023, the total unearned revenue liabilities (“URL”) balance of $366 million and $270 million, respectively, is included in Accounts payable and accrued liabilities on the unaudited Condensed Consolidated Balance Sheets. The following table presents a reconciliation of Accounts payable and accrued liabilities to the unaudited Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023 (in millions):

	September 30, 2024	December 31, 2023
Salaries and incentives	$95	$99
Accrued benefits	66	60
URL	366	270
Trade accounts payable	187	297
Liability for policy and contract claims	93	92
Retained asset account	64	81
Remittances and items not allocated	296	284
Option collateral liabilities	1,133	588
Lease liability	10	11
Investment purchases payable	647	21
Contingent consideration	69	—
Other accrued liabilities	265	208
Accounts payable and accrued liabilities	$3,291	$2,011

The following tables roll forward URL for our universal life product for the nine months ended September 30, 2024 and September 30, 2023 (in millions):

	Nine Months Ended September 30,
	2024	2023
Balance at January 1,	$270	$166
Capitalization	110	87
Amortization	(14)	(12)
Balance at September 30,	$366	$241

For IUL the cash flow assumptions used to amortize URL reflect the Company’s best estimates for policyholder behavior. We review cash flow assumptions annually, generally in the third quarter. In 2024, F&G undertook a review of all significant assumptions, resulting in a revision to the IUL assumptions involving premium persistency. In 2023, F&G undertook a review of all significant assumptions, resulting in revisions to IUL assumptions involving surrender rates, partial withdrawal rates, mortality improvement, premium persistency, and option budgets.

Note L — Notes Payable

The carrying amounts of notes payable are summarized as follows (in millions):

	September 30, 2024	December 31, 2023
6.50% F&G Notes, net of $6 and $0 of deferred issuance costs at September 30, 2024 and December 31, 2023, respectively	$544	$—
7.95% F&G Notes, net of $9 and $9 of deferred issuance costs at September 30, 2024 and December 31, 2023, respectively	336	336
7.40% F&G Notes, net of $4 and $5 of deferred issuance costs at September 30, 2024 and December 31, 2023, respectively	496	495
5.50% F&G Notes, including $4 and $11 of purchase premium at September 30, 2024 and December 31, 2023, respectively	304	561
Revolving Credit Facility - Short-term, net of deferred issuance costs of $7 and $3 at September 30, 2024 and December 31, 2023	358	362
Total	$2,038	$1,754

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

At September 30, 2024, the remaining borrowing availability was $385 million. The average variable interest rate on the revolver was 7.08% and 7.11% for the nine months ended September 30, 2024 and for the year ended December 31, 2023, respectively.

Refer to Note A - Basis of Financial Statements for a discussion related to the public offering of its $500 million aggregate principal amount of the 6.250% F&G Senior Notes completed on October 4, 2024, and the payoff of the revolving credit facility with a portion of the proceeds.

Covenants - The Credit Agreement and the indentures governing the 6.50% F&G Notes, 7.95% F&G Notes, 7.40% F&G Notes and 5.50% F&G Notes impose certain operating and financial restrictions, including financial covenants, on F&G. As of September 30, 2024, we were in compliance with all covenants.

Interest Expense - Amortization of deferred issuance costs and purchase premiums are recognized as components of interest expense. Interest expense on F&G’s outstanding notes payable for the three and nine months ended September 30, 2024 and September 30, 2023 was as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
6.50% F&G Notes	$9	$—	$12	$—
7.95% F&G Notes	6	—	21	—
7.40% F&G Notes	10	9	29	27
5.50% F&G Notes	4	6	11	17
Revolving Credit Facility	7	9	21	27
Total	$36	$24	$94	$71

Note M — Supplemental Cash Flow Information

The following supplemental cash flow information is provided with respect to certain cash payment and non-cash investing and financing activities (in millions):

	Nine months ended September 30,
	2024	2023
Cash paid (refunded) for:
Interest paid	$93	$60
Income taxes (refunded) paid	(10)	3
Deferred sales inducements	219	112
Non-cash investing and financing activities:
Investments received from pension risk transfer premiums	—	464
Change in proceeds of sales of investments available for sale receivable in period	(87)	34
Change in purchases of investments available for sale payable in period	633	146

Refer to Note P - Acquisitions for information on the acquisitions of Roar and PALH including the assets acquired and liabilities and non-controlling interest assumed as of the respective acquisition dates.

Note N — Commitments and Contingencies

Contingent Consideration

Under the terms of the purchase agreement for Roar, we have agreed to make cash payments of up to approximately $90 million over a three-year period upon the achievement by Roar of certain EBITDA milestones. The contingent consideration is recorded at fair value in Accounts payable and accrued liabilities on the unaudited Condensed Consolidated Balance Sheets. Refer to Note P - Acquisitions for more information on the Roar purchase and refer to Note B - Fair Value of Financial Instruments for more information regarding the fair value of the contingent consideration.

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

We review lawsuits and other legal and regulatory matters (collectively “legal proceedings”) on an ongoing basis when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, management bases its decision on its assessment of the ultimate outcome assuming all appeals have been exhausted. For legal proceedings in which it has been determined that a loss is both probable and reasonably estimable, a liability based on known facts and that represents our best estimate has been recorded. Our accrual for legal and regulatory matters was insignificant as of September 30, 2024 and December 31, 2023. We do not consider (i) the amounts we have currently recorded for all legal proceedings in which it has been determined that a loss is both probable and reasonably estimable and (ii) reasonably possible losses for all pending legal proceedings to be material to our financial statements either individually or in the aggregate. Actual losses may materially differ from the amounts recorded and the ultimate outcome of our pending legal proceedings is generally not yet determinable. While some of these matters could be material to our operating results or cash flows for any particular period if an unfavorable outcome results, at present we do not believe that the ultimate resolution of currently pending legal proceedings, either individually or in the aggregate, will have a material adverse effect on our financial condition.

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

Well over 150 similar lawsuits have been filed against other entities impacted by the MOVEit incident including a number of such lawsuits related to PBI’s use of MOVEit. On October 4, 2023, the U.S. Judicial Panel on Multidistrict Litigation created a multidistrict litigation (“MDL”) pursuant to 28 U.S.C. § 1407 to handle all litigation brought by individuals whose information was potentially compromised in connection with the alleged MOVEit vulnerability. Both Miller and Cooper have been transferred to the MDL and are proceeding under MDL Case No. 1:23-md-03083-ADB-PGL. Plaintiffs filed amendments to their complaints, and the Defendants filed their omnibus motion to dismiss for lack of Article III standing on July 23, 2024. The case is proceeding under a modified bellweather structure to decide critical issues and facilitate reciprocal discovery. At this time, F&G does not believe the incident will have a material impact on its business, operations, or financial results.

On May 28, 2024, a stockholder derivative lawsuit styled, Roofers Local 149 Pension Fund v. Fidelity National Financial Inc., William P. Foley, F&G Annuities & Life Inc., C.A. No. 2024-0562-LWW, was filed in the Chancery Court of the State of Delaware against defendants Fidelity National Financial, Inc. (“FNF”), in its capacity as F&G’s controlling stockholder, and William P. Foley, Executive Chairman of F&G and Chairman of FNF, alleging breach of fiduciary duty related to F&G’s January 11, 2024 sale of $250 million of 6.875% Series A Mandatory Convertible Preferred Stock to FNF. Plaintiff alleges that, based upon the unfair process and unfair price, the preferred stock investment was advantageous to FNF and unfair to F&G. Plaintiff seeks to recover damages on behalf of F&G for the alleged unfair preferred stock investment and the adoption of certain corporate governance measures. On July 24, 2024, F&G filed its answer to plaintiff’s complaint, and the remaining defendants filed their motion to dismiss. On September 23, 2024, plaintiff voluntarily dismissed its action against William P. Foley, leaving FNF’s motion to dismiss pending with briefing completed on October 24, 2024. The defendants will vigorously contest the plaintiff’s claims in the action.

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

Commitments

We have unfunded commitments as of September 30, 2024 based upon the timing of when investments and agreements are executed or signed compared to when the actual investments and agreements are funded or closed. Some investments require that funding occur over a period of months or years. A summary of unfunded commitments by commitment type as of September 30, 2024 is included below (in millions):

September 30, 2024
Unconsolidated VIEs:
Limited partnerships	$1,148
Whole loans	949
Fixed maturity securities, ABS	359
Direct Lending	273
Other fixed maturity securities, AFS	43
Commercial mortgage loans	79
Other assets	145
Other invested assets	109
Total	$3,105

Concurrent with the Roar purchase agreement, we executed a separate loan agreement with the sellers of Roar for us to lend up to $40 million. The loan matures on August 5, 2027. The principal balance outstanding as of September 30, 2024 was $6 million and is included in “Prepaid expenses and other assets” on the unaudited Condensed Consolidated Balance Sheet. The remainder of the unfunded loan commitment is included in the unfunded commitments table above in the “Other assets” line item. Refer to Note P - Acquisitions for more information on the Roar acquisition.

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

U.S. Companies

Our principal insurance subsidiaries' statutory financial statements are based on a December 31 year end. Statutory net income for the three and nine months ended September 30, 2024 and September 30, 2023, and statutory capital and surplus as of September 30, 2024 and December 31, 2023, of our wholly owned insurance subsidiaries, were as follows (in millions):

	Subsidiary (state of domicile) (a)
	FGL Insurance (IA)	FGL NY Insurance (NY)	Raven Re (VT)	Corbeau Re (VT)
Statutory net income (loss):
For the three months ended September 30, 2024	$(6)	$1	$13	$5
For the three months ended September 30, 2023	94	(1)	14	—

For the nine months ended September 30, 2024	$71	$7	$41	$(394)
For the nine months ended September 30, 2023	54	4	42	—

Statutory capital and surplus:
September 30, 2024	$1,704	$95	$156	$139
December 31, 2023	2,009	86	140	171
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

F&G Cayman Re has two permitted practices which have been approved by the Cayman Islands Monetary Authority (“CIMA”). F&G Cayman Re has a permitted practice approved by CIMA to include, as an admitted asset, the value of the letters of credit (“LOCs”) acquired to support reinsurance transactions. Also, F&G Cayman Re has a permitted practice, approved by CIMA, for PRT reinsurance transactions to use U.S. statutory book value adjusted for best estimate reserve calculations (consistent with GAAP prior to ASU 2018-12, Financial Services-Insurance (Topic 944), Targeted Improvements to the Accounting for Long-Duration Contracts). These reserve calculations will be subject to annual assumption reviews consistent with other GAAP liability balances. If F&G Cayman Re had not been permitted to calculate PRT assumed reserves using best estimate reserve calculations or include the value of the LOCs as an admitted asset, statutory surplus would be $29 million and $102 million as of September 30, 2024 and December 31, 2023, respectively. Without such permitted statutory accounting practices, F&G Cayman Re’s risk-based capital would fall below the minimum regulatory requirements as of September 30, 2024 and December 31, 2023.

F&G Life Re files financial statements based on GAAP.

Net income and capital and surplus of our wholly owned Cayman Islands and Bermuda regulated insurance subsidiaries under SAP and GAAP, respectively, were as follows (in millions):

	Subsidiary (country of domicile)
	F&G Cayman Re (Cayman Islands)	F&G Life Re (Bermuda)
Statutory net income (loss):
For the three months ended September 30, 2024	$(11)	$102
For the three months ended September 30, 2023	6	(80)

For the nine months ended September 30, 2024	$(27)	$181
For the nine months ended September 30, 2023	13	(6)

Statutory capital and surplus:
September 30, 2024	$625	$195
December 31, 2023	543	11

There have been no material changes to the prescribed and permitted practices for our U.S. insurance subsidiaries, which were detailed in our Annual Report on Form 10-K, and no other significant changes in the regulatory status of our insurance subsidiaries as of September 30, 2024.

The prescribed and permitted statutory accounting practices have no impact on our unaudited Condensed Consolidated Financial Statements, which are prepared in accordance with GAAP.

Note P — Acquisitions

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

The initial purchase price is as follows (in millions):

Cash paid for 70% majority interest of Roar shares	$269
Less: Cash acquired net of non-controlling interests	1
Net cash paid for 70% majority interest of Roar	268
Initial fair value of contingent consideration	48
Total initial consideration	$316

The following table summarizes the fair value amounts recognized for the assets acquired and liabilities assumed as of the acquisition date (in millions):

Fair value as of January 2, 2024
Goodwill	$268
Prepaid expenses and other assets	3
Other intangible assets	183
Total assets acquired	454

Accounts payable and accrued liabilities	2
Total liabilities assumed	2

Non-controlling interests (fair value determined using income approach)	136
Total liabilities assumed and non-controlling interests	138

Net assets acquired	$316

The gross carrying value and weighted average estimated useful lives of Other intangible assets acquired in the Roar acquisition consist of the following (dollars in millions):

	Gross Carrying Value	Estimated Useful Life (in years)
Other intangible assets:
Customer relationships	$179	12
Definite lived trademarks, tradenames, and other	4	10
Total Other intangible assets	$183
Goodwill consists primarily of intangible assets that do not qualify for separate recognition, such as the assembled workforce and synergies between the entities. The total amount of goodwill recorded is expected to be deductible for tax purposes.

Roar’s revenues of $19 million and $60 million and net earnings attributable to F&G of $2 million and $6 million are included in the unaudited Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2024, respectively.

Unaudited Supplemental Pro-Forma Financial Results

For comparative purposes, selected unaudited pro-forma consolidated results of operations of F&G for the three and nine months ended September 30, 2023 are presented below (in millions). Unaudited pro-forma results presented assume the acquisition of Roar occurred as of January 1, 2023 and are not intended to represent or be indicative of actual or future results of operations.

	Three months ended September 30,	Nine months ended September 30,
	2023	2023
Total revenues	$866	$2,931
Net earnings (loss) attributable to F&G common shareholders	297	213

Amounts reflect certain pro forma adjustments to revenue and net earnings (loss) attributable to F&G common shareholders that were directly attributable to the acquisition, primarily reflecting the elimination of intercompany activity between the entities.

Owned Distribution - Acquisition of PALH, LLC

On July 18, 2024, F&G acquired a 100% ownership stake in the equity of PALH, LLC (“PALH”). PALH markets and sells life insurance and annuity products of various insurance carriers to individuals through a network of agents. Prior to the acquisition date, PALH owned a 70% ownership stake in an operating company of which F&G owned 30% equity. Immediately before the acquisition date, the fair value of F&G’s minority stake in the operating company was approximately $92 million, derived from the transaction value. The transaction value contemplates measures such as EBITDA margin, revenue growth over time periods and growth opportunities. This remeasurement resulted in a realized gain of $2 million recorded in Recognized gains and (losses), net in the unaudited Condensed Consolidated Statements of Operations during the three and nine months ended September 30, 2024.

The initial purchase price is as follows (in millions):

Cash consideration	$215
Less: Cash acquired	1
Net cash paid	214
Settlement of prepaid asset	8
Acquisition date fair value of previously held interests	92
Total consideration	$314

The following table summarizes the fair value amounts recognized for the assets acquired and liabilities assumed as of the acquisition date (in millions):

Fair value as of July 18, 2024
Goodwill	$162
Prepaid expenses and other assets	5
Other intangible assets	149
Total assets acquired	316

Accounts payable and accrued liabilities	2
Total liabilities assumed	2
Net assets acquired	$314

The gross carrying value and weighted average estimated useful lives of Other intangible assets acquired in the PALH acquisition consist of the following (dollars in millions):

	Gross Carrying Value	Estimated Useful Life (in years)
Other intangible assets:
Customer relationships	$131	20
Definite lived trademarks, tradenames, and other	18	5 to 10
Total Other intangible assets	$149
Goodwill consists primarily of intangible assets that do not qualify for separate recognition, such as the assembled workforce and synergies between the entities. A portion of the total amount of goodwill recorded is expected to be deductible for tax purposes.

PALH’s revenues and net loss attributable to F&G of $1 million and $4 million, respectively, are included in the unaudited Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2024.

Unaudited Supplemental Pro-Forma Financial Results

For comparative purposes, selected unaudited pro-forma consolidated results of operations of F&G for the three and nine months ended September 30, 2023 are presented below (in millions). Unaudited pro-forma results presented assume the acquisition of PALH occurred as of January 1, 2023 and are not intended to represent or be indicative of actual or future results of operations.

	Three months ended September 30,	Nine months ended September 30,
	2023	2023
Total revenues	$852	$2,891
Net earnings (loss) attributable to F&G common shareholders	303	232

Amounts reflect certain pro forma adjustments to revenue and net earnings (loss) attributable to F&G common shareholders that were directly attributable to the acquisition, primarily reflecting the elimination of intercompany activity between the entities.

Note Q - Earnings Per Share

The following table sets forth the computation of basic and diluted EPS (dollars and shares in millions except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net earnings (loss)	$(5)	$306	$315	$241
Less: Non-controlling interests	1	—	3	—
Net earnings (loss) attributable to F&G	(6)	306	312	241
Less: Preferred stock dividend	4	—	13	—
Net earnings (loss) attributable to F&G common shareholders	$(10)	$306	$299	$241

Weighted-average common shares outstanding - basic	124	124	124	124
Dilutive effect of unvested restricted stock	—	1	1	1
Dilutive effect of mandatory convertible preferred stock	—	—	6	—
Weighted-average shares outstanding - diluted	124	125	131	125

Net earnings (loss) per share attributable to F&G common shareholders
Basic - net	$(0.08)	$2.47	$2.41	$1.94

Diluted - net	$(0.08)	$2.45	$2.38	$1.93

Under applicable accounting guidance, companies in a loss position are required to use basic weighted average common shares outstanding in the calculation of diluted loss per share. Therefore, as a result of our net loss for the three months ended September 30, 2024, we were required to use basic weighted-average common shares outstanding in the calculation of diluted loss per share, as the inclusion of 1 million restricted shares and 6 million convertible preferred shares would have been antidilutive to the calculation. If we had not incurred a net loss for the three months ended September 30, 2024, dilutive potential common shares would have been 131 million.

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

Business Trends and Conditions

The following factors represent some of the key trends and uncertainties that have influenced the development of the Company and its historical financial performance, and we believe these key trends and uncertainties will continue to influence the business and financial performance of the Company in the future. See “Risk Factors” in this Quarterly Report on Form 10-Q and Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2023 for further discussion of risk factors that could affect our business, including risk factors that could affect market conditions and discussion of current and emerging developments relating to market conduct standards for the financial industry emerging from the Department of Labor’s (“DOL”) implementation of the “fiduciary rule,” as well as recent legislative challenges to the fiduciary rule.

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

Interest Rate Environment

Some of our products include guaranteed minimum crediting rates, most notably our fixed rate annuities. As of September 30, 2024 and December 31, 2023, our reserves, net of reinsurance, and average crediting rate on our fixed rate annuities were $7 billion and 4%, respectively. We are required to pay the guaranteed minimum crediting rates even if earnings on our investment portfolio decline, which would negatively impact earnings. In addition, we expect more policyholders to hold policies with comparatively high guaranteed rates for a longer period in a low interest rate environment. Conversely, a rise in average yield on our investment portfolio would increase earnings if the average interest rate we pay on our products does not rise correspondingly. Similarly, we expect that policyholders would be less likely to hold policies with existing guarantees as interest rates rise and the relative value of other new business offerings are increased, which would negatively impact our earnings and cash flows.

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

Business Overview

We are in three distinct retail channels and two institutional markets. Our three retail channels include agent-based Independent Marketing Organizations (“IMOs”), banks and broker dealers. We have deep, long-tenured relationships with our network of leading IMOs and their agents to serve the needs of the middle-income market and develop competitive annuity and life products to align with their evolving needs. Upon FNF’s acquisition of F&G on June 1, 2020 (the “FNF Acquisition”), and F&G’s subsequent rating upgrades in mid-2020, we launched into banks and broker dealers. Further, in 2021, we launched into two institutional markets to originate Funding Agreement Backed Notes (“FABN”) and pension risk transfer (“PRT”) transactions. The FABN Program offers funding agreements to institutional clients by means of capital markets transactions through investment banks. The funding agreements issued under the FABN Program are in addition to those issued to the Federal Home Loan Bank of Atlanta (“FHLB”). The PRT solutions business was launched by building an experienced team and then working with brokers and institutional consultants for distribution. These markets leverage our existing team's spread-based capabilities as well as our strategic partnership with Blackstone ISG-I Advisors LLC (“Blackstone”).

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

We also own stakes in IMOs and Network Marketing Groups through our owned distribution strategy. For our minority owned interests, our unaudited Condensed Consolidated Statements of Operations reflects dividend income in Interest and investment income. For our majority owned interests, unaffiliated commission revenue is recorded in Owned distribution revenue and unaffiliated expenses are recorded in Personnel costs and Other operating expenses in our unaudited Condensed Consolidated Statements of Operations.

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

Market risk benefits (“MRBs”) are contracts or contract features that both provide protection to the contract holder from other-than-nominal capital market risk (equity, interest and foreign exchange risk) and expose the Company to other-than-nominal capital market risk. MRBs (inclusive of reinsured MRBs) are measured at fair value using a risk neutral valuation method, which is based on current net amounts at risk, market data, internal and industry experience, and other factors. The change in fair value of MRBs generally reflects impacts from actual policyholder behavior (including surrenders of the benefit), changes in interest rates, and changes in equity market returns. Generally higher interest rates and equity returns result in gains whereas lower interest rates and equity returns result in losses. Reinsured MRBs are valued using a methodology consistent with direct MRBs, with the exception of the non-performance spread which reflects the credit of the reinsurer.

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

F&G reinsures portions of its policy risks with other insurance companies. The use of indemnity reinsurance does not discharge an insurer from liability on the insurance ceded. The insurer is required to pay in full the amount of its insurance liability regardless of whether it is entitled to or able to receive payment from the reinsurer. The portion of risks exceeding F&G's retention limit is reinsured. F&G primarily seeks reinsurance coverage in order to manage loss exposures, to enhance our capital position, to diversify risks and earnings, and to manage new business volume. F&G follows reinsurance accounting when the treaty adequately transfers insurance risk and any acquisition cost reimbursements reduce policy acquisition costs deferred and maintenance expense reimbursements reduce direct expenses incurred. Otherwise, F&G follows deposit accounting if there is inadequate transfer of insurance risk or if the underlying policy for which risk is being transferred is an investment contract that does not contain insurance risk. See Note E - Reinsurance to the unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

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

Results of Operations
The results of operations for the three and nine months ended September 30, 2024 and September 30, 2023 were as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Revenues
Life insurance premiums and other fees	$506	$582	$1,711	$1,523
Interest and investment income	712	578	2,012	1,622
Owned distribution revenues	20	—	61	—
Recognized gains and (losses), net	206	(309)	401	(257)
Total revenues	1,444	851	4,185	2,888
Benefits and expenses
Benefits and other changes in policy reserves	1,095	292	2,864	1,921
Market risk benefit (gains) losses	71	(49)	80	(20)
Depreciation and amortization	147	108	417	302
Personnel costs	80	58	215	167
Other operating expenses	45	38	149	107
Interest expense	36	24	94	71
Total benefits and expenses	1,474	471	3,819	2,548
Earnings (loss) before income taxes	(30)	380	366	340
Income tax (benefit) expense	(25)	74	51	99
Net earnings (loss)	(5)	306	315	241
Less: Non-controlling interests	1	—	3	—
Net earnings (loss) attributable to F&G	(6)	306	312	241
Less: Preferred stock dividend	4	—	13	—
Net earnings (loss) attributable to F&G common shareholders	$(10)	$306	$299	$241

The following table summarizes sales by product type (in millions) (see “Non-GAAP Financial Measures”):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Indexed annuities ("FIA/RILA")	$1,847	$1,122	$4,932	$3,557
Fixed rate annuities ("MYGA")	1,655	736	4,457	3,313
Total annuity	3,502	1,858	9,389	6,870
IUL	39	38	125	117
Funding agreements ("FABN/FHLB")	—	415	1,020	871
PRT	337	470	1,259	1,212
Gross sales	3,878	2,781	11,793	9,070
Sales attributable to flow reinsurance to third parties	(1,492)	(513)	(3,660)	(2,381)
Net sales	$2,386	$2,268	$8,133	$6,689

•Total annuity sales were higher for the three and nine months ended September 30, 2024, compared to the three and nine months ended September 30, 2023, reflecting F&G's productive and expanding retail distribution through independent agents, banks and broker dealers, enhanced product features and pricing actions taken to align to the macro environment.
•Funding agreements, reflecting new FABN and FHLB agreements, were lower for the three months ended September 30, 2024 and higher for the nine months ended September 30, 2024, compared to the three and nine months ended September 30, 2023, respectively, and are subject to fluctuation period to period based on economic conditions and the timing of entering the new agreements.

•PRT sales decreased for the three months ended September 30, 2024 and increased for the nine months ended September 30, 2024, compared to the three and nine months ended September 30, 2023, respectively, reflecting the timing of PRT transactions that are also subject to fluctuation period to period. During the three and nine months ended September 30, 2024, we closed three and seven pension risk transfer transactions, respectively.
•Sales attributable to flow reinsurance to third parties were higher during the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023, primarily reflecting the addition of new reinsurance, the higher level of MYGA sales, and changes in the percentages ceded during the periods.

Revenues

Life Insurance Premiums and Other Fees
Life insurance premiums and other fees primarily reflect premiums on life-contingent PRTs and traditional life insurance products, which are recognized as revenue when due from the policyholder, as well as policy rider fees primarily on indexed annuity policies, the cost of insurance on IUL policies and surrender charges assessed against policy withdrawals in excess of the policyholder's allowable penalty-free amounts (up to 10% of the prior year's value, subject to certain limitations). The following table summarizes the Life insurance premiums and other fees, on the unaudited Condensed Consolidated Statements of Operations (in millions), for the three and nine months ended September 30, 2024 and September 30, 2023:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Life-contingent pension risk transfer premiums	$332	$470	$1,240	$1,207
Traditional life insurance and life-contingent immediate annuity premiums	8	12	29	34
Surrender charges	82	27	195	66
Policyholder fees and other income	84	73	247	216
Life insurance premiums and other fees	$506	$582	$1,711	$1,523

•Life-contingent pension risk transfer premiums decreased for the three months ended September 30, 2024 and increased for the nine months ended September 30, 2024, compared to the three and nine months ended September 30, 2023, respectively, reflecting the timing of PRT transactions. As noted above, PRT premiums are subject to fluctuation period to period.
•Surrender charges increased for the three and nine months ended September 30, 2024, compared to the three and nine months ended September 30, 2023, primarily reflecting increases in withdrawals from policyholders with surrender charges and market value adjustments (“MVAs”), primarily on our indexed annuities policies.
•Policyholder fees and other income increased for the three and nine months ended September 30, 2024, compared to the three and nine months ended September 30, 2023, primarily due to increased cost of insurance charges, net of changes in unearned revenue liabilities (“URL”) on IUL policies from growth in business and higher guaranteed minimum withdrawal benefit (“GMWB”) rider fees. GMWB rider fees are based on the policyholder's benefit base and are collected at the end of the policy year.

Interest and Investment Income

Below is a summary of interest and investment income (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Fixed maturity securities, available-for-sale	$562	$476	$1,620	$1,356
Equity securities	5	5	16	14
Preferred securities	5	9	18	31
Mortgage loans	69	59	200	167
Invested cash and short-term investments	53	19	115	52
Limited partnerships	83	68	234	169
Other investments	9	5	25	19
Gross investment income	786	641	2,228	1,808
Investment expense	(74)	(63)	(216)	(186)
Interest and investment income	$712	$578	$2,012	$1,622

Interest and investment income is shown net of amounts attributable to certain funds withheld reinsurance agreements which is passed along to the reinsurer in accordance with the terms of these agreements. Interest and investment income attributable to these agreements, and thus excluded from the totals in the table above, was $181 million and $463 million for the three and nine months ended September 30, 2024, respectively, and $102 million and $236 million for the three and nine months ended September 30, 2023, respectively.

Our AAUM and yield on AAUM are summarized as follows (annualized) (dollars in millions) (see “Non-GAAP Financial Measures”):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
AAUM	$52,661	$46,463	$50,970	$45,357
Yield on AAUM (at amortized cost)	5.41%	4.98%	5.26%	4.77%

•AAUM was higher for the three and nine months ended September 30, 2024, compared to the three and nine months ended September 30, 2023, reflecting net new business asset flows, stable inforce retention and net debt proceeds.
•Interest and investment income was higher for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, primarily due to $77 million from invested asset growth and $65 million of all other rate and mix impacts, partially offset by $8 million of lower returns on alternative investments.
•Interest and investment income was higher for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily due to $201 million from invested asset growth, $152 million of all other rate and mix impacts and $37 million from returns on alternative investments.

Owned Distribution Revenues

Below is a summary of owned distribution revenues (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Owned distribution revenues	$20	$—	$61	$—
Total owned distribution revenues	$20	$—	$61	$—

•Owned distribution revenues represent commissions received from our majority owned distribution partner(s) generated by third-party annuity and life insurance sales. Override and bonus commissions are recognized as revenue upon policy issuance. Owned distribution revenues for the three and nine months ended September 30, 2024 represent revenues associated with the acquisitions of Roar and PALH, and primarily reflect commission revenues.

Recognized Gains and (Losses), Net

Below is a summary of the major components included in recognized gains and (losses), net (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net realized and unrealized gains (losses) on fixed maturity available-for-sale securities, equity securities and other invested assets	$14	$(11)	$99	$(88)
Change in allowance for expected credit losses	(10)	(4)	(33)	(33)
Net realized and unrealized gains (losses) on certain derivatives instruments	377	(327)	515	(170)
Change in fair value of reinsurance related embedded derivatives	(178)	36	(186)	34
Change in fair value of other derivatives and embedded derivatives	3	(3)	6	—
Recognized gains and (losses), net	$206	$(309)	$401	$(257)

Recognized gains and (losses), net is shown net of amounts attributable to certain funds withheld reinsurance agreements which is passed along to the reinsurer in accordance with the terms of these agreements. Recognized gains and (losses) attributable to these agreements, and thus excluded from the totals in the table above, was $(177) million and $(186) million for the three and nine months ended September 30, 2024, respectively, and $43 million and $42 million for the three and nine month periods ended September 30, 2023, respectively.

•For the three months ended September 30, 2024, net realized and unrealized gains (losses) on fixed maturity available-for-sale securities, equity securities and other invested assets is primarily the result of mark-to-market gains on our preferred and equity securities.

•For the nine months ended September 30, 2024, net realized and unrealized gains (losses) on fixed maturity available-for-sale securities, equity securities and other invested assets is primarily the result of unrealized FVO gains on owned distribution investments and mark-to-market gains on our preferred and equity securities.

•For the three and nine months ended September 30, 2023, net realized and unrealized gains (losses) on fixed maturity available-for-sale securities, equity securities and other invested assets is primarily the result realized losses on fixed maturity available-for-sale securities, partially offset by mark-to-market gains on our equity securities and realized gains on other invested assets.

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

The components of the realized and unrealized gains (losses) on certain derivative instruments hedging our indexed annuities, universal life products and floating rate investments are summarized in the table below (dollars in millions):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Equity options:
Realized gains (losses)	$33	$(34)	$49	$(193)
Change in unrealized gains (losses)	227	(274)	438	38
Futures contracts:
Gains (losses) on futures contracts expiration	1	—	15	6
Change in unrealized (losses) gains	6	(4)	3	(5)
Interest rate swap (losses) gains	114	(19)	9	(19)
Other derivative investments
Gains (losses) on other derivative investments	(4)	4	1	3
Total net change in fair value	$377	$(327)	$515	$(170)

Annual Point-to-Point Change in S&P 500 Index during the periods	6%	(4)%	34%	12%
Secured Overnight Financing Rates	4.96%	5.31%	4.96%	5.31%

•Realized gains and (losses) on certain derivative instruments are directly correlated to the performance of the indices upon which the equity options and futures contracts are based and the value of the derivatives at the time of expiration compared to the value at the time of purchase.

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

The average index credits to policyholders are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Average Crediting Rate	5%	3%	4%	1%
S&P 500 Index:
Point-to-point strategy	5	3	4	1
Monthly average strategy	4	2	3	1
Monthly point-to-point strategy	5	—	4	—
3 year high water mark	3%	5%	4%	8%

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

Benefits and Expenses

Benefits and Other Changes in Policy Reserves

Below is a summary of the major components included in Benefits and other changes in policy reserves (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
PRT agreements	$341	$479	$1,282	$1,233
Indexed annuities/IUL market related liability movements	321	(432)	460	56
Index credits, interest credited and bonuses	427	239	1,108	543
Other changes in policy reserves	6	6	14	89
Total benefits and other changes in policy reserves	$1,095	$292	$2,864	$1,921

•PRT agreements decreased for the three months ended September 30, 2024 and increased for the nine months ended September 30, 2024, compared to the three and nine months ended September 30, 2023, respectively, reflecting the timing of PRT transactions. PRT transactions are subject to fluctuation period to period.

•The indexed annuities/IUL market related liability movements during the three and nine months ended September 30, 2024 and September 30, 2023, respectively, are mainly driven by changes in the equity markets, non-performance spreads, and risk free rates during the periods. The change in risk free rates and non-performance spreads increased (decreased) the indexed annuities market related liability by $255 million and $(196) million during the three months ended September 30, 2024 and September 30, 2023. The change in risk free rates and non-performance spreads increased (decreased) the FIA market related liability by $87 million and $(190) million during the nine months ended September 30, 2024 and September 30, 2023, respectively. The remaining changes in market value of the market related liability movements for all periods was driven by equity market impacts. See “Revenues — Recognized gains and (losses), net” above for summary and discussion of net unrealized gains (losses) on certain derivative instruments.
•Annually, typically in the third quarter, we review assumptions associated with reserves for policy benefits and product guarantees.

◦During the third quarter and nine months ended September 30, 2024, based on policyholder behavior, experience and interest rate movements, we reflected updates to surrender assumptions for recent and expected near term policyholder behavior, as well as updated certain FIA assumptions used to calculate the fair value of the embedded derivative component within contractholder funds. These changes resulted in decreases in total benefits and other changes in policy reserves of approximately $136 million and $79 million for the three and nine months ended September 30, 2024, respectively.
◦During the third quarter and nine months ended September 30, 2023, based on increases in interest rates and pricing changes, we updated certain FIA assumptions used to calculate the fair value of the embedded derivative component within contractholder funds and also aligned reserves to actual policyholder behavior. These changes resulted in a decrease in total benefits and other changes in policy reserves of approximately $23 million for the three months ended September 30, 2023 and an increase of approximately $74 million for the nine months ended September 30, 2023.

•Index credits, interest credited and bonuses for the three and nine months ended September 30, 2024, were higher compared to the three and nine months ended September 30, 2023, primarily reflecting higher index credits and interest credited on indexed annuities and other policies as a result of market movement during the respective periods and higher interest credited associated with the growth in PRT agreements.

Market Risk Benefit (Gains) Losses

Below is a summary of market risk benefit (gains) losses (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Market risk benefit (gains) losses	$71	$(49)	$80	$(20)

•Market risk benefit (gains) losses is primarily driven by attributed fees collected, effects of market related movements (including changes in equity markets and risk-free rates), actual policyholder behavior as compared with expected and changes in assumptions during the periods.

•Changes in market risk benefit (gains) losses for the three and nine months ended September 30, 2024, compared to the three and nine months ended September 30, 2023, primarily reflect changes in market related movements for the respective periods.

•In addition, as a result of our annual actuarial assumption update process, we updated GMWB rider assumptions for emerging utilization rates related to policyholder behavior. These updates resulted in market risk benefit losses of $24 million for the three and nine months ended September 30, 2024.

Depreciation and Amortization

Below is a summary of the major components included in depreciation and amortization (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Amortization of DAC, VOBA and DSI	$127	$101	$364	$280
Amortization of other intangible assets and fixed asset depreciation	20	7	53	22
Total depreciation and amortization	$147	$108	$417	$302

•DAC, VOBA and DSI are amortized on a constant level basis for the grouped contracts over the expected term of the related contracts to approximate straight-line amortization. Amortization of DAC, VOBA and

DSI increased for the three and nine months ended September 30, 2024, compared to the three and nine months ended September 30, 2023, primarily reflecting increased DAC and DSI associated with the growth of the business. In addition, as a result of our annual actuarial assumption update process, amortization rates on some DAC and DSI balances increased primarily for indexed annuities. Amortization of VOBA also increased approximately $15 million for the nine months ended September 30, 2024 reflecting other actuarial model updates and refinements.

•Amortization of other intangible assets and fixed asset depreciation for the three and nine months ended September 30, 2024 included amortization of other intangible assets from our majority owned interests in Roar and PALH.
Personnel Costs and Other Operating Expenses

Below is a summary of personnel costs and other operating expenses (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Personnel costs	$80	$58	$215	$167
Other operating expenses	45	38	149	107
Total personnel costs and other operating expenses	$125	$96	$364	$274

•Personnel costs and other operating expenses for the three and nine months ended September 30, 2024 were higher compared to the three and nine months ended September 30, 2023, reflecting costs in line with the growth in sales and assets along with continued investments in our operating platform. In addition, the three and nine months ended September 30, 2024 includes $10 million and $28 million, respectively, from our majority owned interests in Roar and PALH.

Interest expense

Below is a summary of interest expense (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Interest expense	$36	$24	$94	$71
Total interest expense	$36	$24	$94	$71

•Interest expense increased for the three and nine months ended September 30, 2024, as compared to the three and nine months ended September 30, 2023, primarily reflecting interest on the debt issuances in December 2023 and June 2024, partially offset by lower interest resulting from a partial repayment of the 5.5% F&G Notes in June 2024 and lower balances on the revolving credit facility.

Other Items Affecting Net Earnings

Income Tax Expense (Benefit)

Below is a summary of the major components included in income tax expense (benefit) (dollars in millions):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Earnings (loss) before taxes	$(30)	$380	$366	$340

Income tax (benefit) expense before valuation allowance	(11)	79	63	65
Change in valuation allowance	(14)	(5)	(12)	34
Income tax (benefit) expense	$(25)	$74	$51	$99
Effective rate	83%	19%	14%	29%

•Income tax benefit for the three months ended September 30, 2024 was $25 million, compared to income tax expense of $74 million for the three months ended September 30, 2023. The effective tax rate was 83% and 19% for the three months ended September 30, 2024 and September 30, 2023, respectively. The decrease in income tax expense period over period is primarily related to the decrease in pre-tax income.

•Income tax expense for the nine months ended September 30, 2024 was $51 million, compared to income tax expense of $99 million for the nine months ended September 30, 2023. The effective tax rate was 14% and 29% for the nine months ended September 30, 2024 and September 30, 2023, respectively. The decrease in income tax expense period over period is primarily related to the change in the valuation allowance expense.

Adjusted Net Earnings (See “—Non-GAAP Financial Measures”)

The table below shows the adjustments made to reconcile Net earnings (loss) attributable to common shareholders to Adjusted net earnings attributable to common shareholders (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net earnings (loss) attributable to common shareholders	$(10)	$306	$299	$241
Non-GAAP adjustments:
Recognized (gains) and losses, net
Net realized and unrealized (gains) losses on fixed maturity available-for-sale securities, equity securities and other invested assets	(15)	14	(100)	89
Change in allowance for expected credit losses	10	5	32	33
Change in fair value of reinsurance related embedded derivatives	178	(36)	186	(34)
Change in fair value of other derivatives and embedded derivatives	(127)	13	(58)	12
Recognized (gains) losses, net	46	(4)	60	100
Market related liability adjustments	145	(237)	19	(95)
Purchase price amortization	22	5	63	16
Transaction costs and other non-recurring items	—	1	(3)	3
Non-controlling interest	(3)	—	(8)	—
Income taxes adjustment	(44)	49	(27)	(5)
Adjusted net earnings attributable to common shareholders	$156	$120	$403	$260

The commentary below is intended to provide additional information on the significant income and expense items that help explain the trends in our adjusted net earnings for each time period, as we believe these items provide further clarity to the financial performance of the business.

•Adjusted net earnings of $156 million for the three months ended September 30, 2024 included $131 million of investment income from alternative investments, $21 million of CLO redemptions and bond prepay income, and $14 million tax valuation allowance, partially offset by $17 million of net expense from actuarial assumption updates. Alternative investments investment income based on management’s long-term expected return of approximately 10% was $172 million.

•Adjusted net earnings of $120 million for the three months ended September 30, 2023 included $114 million of investment income from alternative investments. Alternative investments investment income based on management’s long-term expected return of approximately 10% was $142 million.

•Adjusted net earnings of $403 million for the nine months ended September 30, 2024 included $376 million of investment income from alternative investments, $31 million of CLO redemptions and bond prepay income, and $14 million tax valuation allowance, partially offset by $33 million of net expense from actuarial assumption and model updates. Alternative investments investment income based on management’s long-term expected return of approximately 10% was $489 million.

•Adjusted net earnings of $260 million for the nine months ended September 30, 2023 included $295 million of investment income from alternative investments and $5 million of bond prepay income, offset by $37 million tax valuation allowance. Alternative investments investment income based on management’s long-term expected return of approximately 10% was $411 million..

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

As of September 30, 2024 and December 31, 2023, the fair value of our investment portfolio was approximately $59 billion and $52 billion, respectively, and was divided among the following asset classes and sectors (dollars in millions):

	September 30, 2024		December 31, 2023
	Fair Value	Percent	Fair Value	Percent
Fixed maturity securities, available for sale:
United States Government full faith and credit	$352	1%	$261	1%
United States Government sponsored entities	31	—	31	—
United States municipalities, states and territories	1,473	2	1,567	3
Foreign Governments	206	—	226	—
Corporate securities:
Finance, insurance and real estate	8,622	15	6,895	13
Manufacturing, construction and mining	1,416	2	947	2
Utilities, energy and related sectors	2,888	5	2,374	5
Wholesale/retail trade	3,109	5	2,433	5
Services, media and other	4,576	8	3,930	8
Hybrid securities	596	1	618	1
Non-agency residential mortgage-backed securities	2,560	4	2,393	5
Commercial mortgage-backed securities	5,124	9	4,410	9
Asset-backed securities	10,206	17	8,929	17
Collateral loan obligations	5,750	10	5,405	10
Total fixed maturity available for sale securities	46,909	79	40,419	79
Equity securities (a)	435	1	606	1
Limited partnerships:
Private equity	1,839	3	1,277	2
Real assets	533	1	463	1
Credit	1,018	2	1,039	2
Limited Partnerships	3,390	6	2,779	5
Commercial mortgage loans	2,342	4	2,253	4
Residential mortgage loans	2,830	5	2,545	5
Other (primarily derivatives, company owned life insurance and unconsolidated owned distribution investments)	2,352	4	1,697	3
Short term investments	681	1	1,452	3
Total investments	$58,939	100%	$51,751	100%
(a)Includes investment grade non-redeemable preferred stocks ($239 million and $428 million at September 30, 2024 and December 31, 2023, respectively).
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

The NAIC determines ratings for non-agency Residential Mortgage-backed Securities (“RMBS”) and commercial mortgage-backed securities using modeling that estimates security level expected losses under a variety of economic scenarios. For such assets issued prior to January 1, 2013, an insurer’s amortized cost basis in applicable assets can impact the assigned rating. In the tables below, we present the rating of structured securities based on ratings from the NAIC rating methodologies described above (which in some cases do not correspond to rating agency designations). All NAIC designations (e.g., NAIC 1-6) are based on the NAIC methodologies.

The following table summarizes the credit quality by NRSRO rating, or NAIC designation equivalent, of our fixed income portfolio (dollars in millions) at September 30, 2024 and December 31, 2023:

		September 30, 2024			December 31, 2023
NRSRO Rating	NAIC Designation	Amortized Cost	Fair Value	Fair Value Percent	Amortized Cost	Fair Value	Fair Value Percent
AAA/AA/A	1	$31,037	$29,764	64%	$28,052	$26,170	65%
BBB	2	15,726	15,028	32	13,421	12,302	30
BB	3	1,647	1,600	3	1,633	1,554	4
B	4	377	334	1	268	215	1
CCC	5	113	78	—	103	72	—
CC and lower	6	126	105	—	124	106	—
Total		$49,026	$46,909	100%	$43,601	$40,419	100%

Investment Concentrations
The tables below present the top ten structured security and industry categories of our fixed maturity and equity securities including the fair value and percent of total fixed maturity and equity securities fair value as of September 30, 2024 and December 31, 2023 (dollars in millions).

	September 30, 2024
Top 10 Concentrations	Fair Value	Percent of Total Fair Value
Asset backed securities ("ABS") other	$10,206	22%
Collateralized loan obligation ("CLO") securities	5,750	12
Commercial mortgage-backed securities	5,124	11
Diversified financial services	4,416	9
Whole loan collateralized mortgage obligation	2,498	5
Banking	2,008	4
Insurance	1,791	4
Municipal	1,491	3
Electric	1,295	3
Pharmaceuticals	751	2
Total	$35,330	75%

	December 31, 2023
Top 10 Concentrations	Fair Value	Percent of Total Fair Value
ABS other	$8,929	22%
CLO securities	5,405	13
Commercial mortgage-backed securities	4,410	11
Diversified financial services	3,272	8
Banking	2,048	5
Whole loan collateralized mortgage obligation	2,043	5
Municipal	1,600	4
Insurance	1,567	4
Electric	1,086	3
Telecommunications	696	2
Total	$31,056	77%
The amortized cost and fair value of fixed maturity available-for-sale (“AFS”) securities by contractual maturities as of September 30, 2024 and December 31, 2023 (dollars in millions), are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	September 30, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Corporate, Non-structured Hybrids, Municipal, Foreign and U.S. Government securities:
Due in one year or less	$451	$450	$383	$374
Due after one year through five years	3,945	3,943	3,207	3,129
Due after five years through ten years	4,570	4,571	2,822	2,680
Due after ten years	16,169	14,274	15,333	13,068
Subtotal	25,135	23,238	21,745	19,251
Other securities, which provide for periodic payments:
Asset-backed securities	15,979	15,956	14,623	14,334
Commercial-mortgage-backed securities	5,304	5,124	4,732	4,410
Residential mortgage-backed securities	2,608	2,591	2,501	2,424
Subtotal	23,891	23,671	21,856	21,168
Total fixed maturity available-for-sale securities	$49,026	$46,909	$43,601	$40,419

Non-Agency RMBS Exposure

Our investment in non-agency RMBS securities is predicated on the conservative and adequate cushion between purchase price and NAIC 1 rating, general lack of sensitivity to interest rates, positive convexity to prepayment rates and correlation between the price of the securities and the unfolding recovery of the housing market.

The fair value of our investments in subprime securities and Alt-A RMBS securities were $30 million and $46 million as of September 30, 2024, respectively, and $33 million and $49 million as of December 31, 2023, respectively. As of both September 30, 2024 and December 31, 2023, approximately 95% of the subprime and Alt-A RMBS exposures were rated NAIC 2 or higher.

ABS and CLO Exposures

Our ABS exposures are largely diversified by underlying collateral and issuer type. Our CLO exposures are generally senior tranches of CLOs which have leveraged loans as their underlying collateral.

As of September 30, 2024, the CLO and ABS positions were trading at a net unrealized gain of $103 million and a net unrealized loss of $114 million, respectively. As of December 31, 2023, the CLO and ABS positions were trading at a net unrealized gain of $65 million and a net unrealized loss of $344 million, respectively.

The following table summarizes the credit quality by NRSRO rating, or NAIC designation equivalent, of our AFS ABS portfolio (dollars in millions) at September 30, 2024 and December 31, 2023.

		September 30, 2024		December 31, 2023
		Fair Value	Percent	Fair Value	Percent
NRSRO Rating	NAIC Designation
AAA/AA/A	1	$7,888	78%	$7,023	79%
BBB	2	1,665	16	1,375	15
BB	3	479	5	418	5
B	4	128	1	59	1
CCC	5	7	—	13	—
CC and lower	6	39	—	41	—
Total		$10,206	100%	$8,929	100%

The following table summarizes the credit quality by NRSRO rating, or NAIC designation equivalent, of our AFS CLO portfolio (dollars in millions) at September 30, 2024 and December 31, 2023.

		September 30, 2024		December 31, 2023
		Fair Value	Percent	Fair Value	Percent
NRSRO Rating	NAIC Designation
AAA/AA/A	1	$3,826	67%	$3,288	61%
BBB	2	1,442	25	1,582	29
BB	3	431	7	480	9
B	4	10	—	17	—
CCC	5	—	—	—	—
CC and lower	6	41	1	38	1
Total		$5,750	100%	$5,405	100%

Municipal Bond Exposure

Our municipal bond exposure is a combination of general obligation bonds (fair value of $217 million and $231 million and an amortized cost of $248 million and $268 million as of September 30, 2024 and December 31, 2023, respectively) and special revenue bonds (fair value of $1,256 million and $1,334 million and an amortized cost of $1,387 million and $1,506 million as of September 30, 2024 and December 31, 2023, respectively).

Across all municipal bonds, the largest issuer represented 5% of the category for both September 30, 2024 and December 31, 2023, and is rated NAIC 1. Our focus within municipal bonds is on NAIC 1 rated instruments, and 98% of our municipal bond exposure is rated NAIC 1 at both September 30, 2024 and December 31, 2023.

Mortgage Loans

Commercial Mortgage Loans

We diversify our commercial mortgage loans (“CMLs”) portfolio by geographic region and property type to attempt to reduce concentration risk. We continuously evaluate CMLs based on relevant current information to ensure properties are performing at a level to secure the related debt. Loan-to-value (“LTV”) and debt-service coverage (“DSC”) ratios are utilized to assess the risk and quality of CMLs. As of September 30, 2024 and December 31, 2023, our mortgage loans on real estate portfolio had a weighted average DSC ratio of 2.3 times, and a weighted average LTV ratio of 57% and 55%, respectively.

We consider a CML delinquent when a loan payment is greater than 30 days past due. For mortgage loans that are determined to require foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell at the point of foreclosure. As of September 30, 2024, we had one CML that was delinquent in principal or interest payments compared to none at December 31, 2023. We had no CMLs in the process of foreclosure as of September 30, 2024 and December 31, 2023. See Note C - Investments to the unaudited Condensed Financial Statements included in this report for additional information on our CMLs, including our distribution by property type, geographic region, LTV and DSC ratios.

Residential Mortgage Loans

Our residential mortgage loans (“RMLs”) are closed end, amortizing loans, and 100% of the properties are in the United States. We diversify our RML portfolio by state to attempt to reduce concentration risk. RMLs have a primary credit quality indicator of either a performing or non-performing loan. We define non-performing RMLs as those that are 90 or more days past due and/or in non-accrual status.

Loans are placed on non-accrual status when they are over 90 days delinquent. If a loan becomes over 90 days delinquent, it is our general policy to initiate foreclosure proceedings unless a workout arrangement to bring the loan current can be put in place. See Note C — Investments to the unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information on our RMLs.

Unrealized Losses

The amortized cost and fair value of the fixed maturity securities and the equity securities that were in an unrealized loss position as of September 30, 2024 and December 31, 2023, were as follows (dollars in millions):

	September 30, 2024
	Number of Securities	Amortized Cost	Allowance for Expected Credit Losses	Unrealized Losses	Fair Value
Fixed maturity securities, available for sale:
United States Government full faith and credit	13	$269	$—	$(2)	$267
United States Government sponsored agencies	55	27	—	(3)	24
United States municipalities, states and territories	152	1,312	—	(182)	1,130
Foreign Governments	40	179	—	(34)	145
Corporate securities:
Finance, insurance and real estate	490	4,546	—	(520)	4,026
Manufacturing, construction and mining	108	911	—	(111)	800
Utilities, energy and related sectors	319	2,384	—	(417)	1,967
Wholesale/retail trade	308	2,057	—	(360)	1,697
Services, media and other	435	3,370	—	(664)	2,706
Hybrid securities	25	459	—	(19)	440
Non-agency residential mortgage-backed securities	197	728	(1)	(74)	653
Commercial mortgage-backed securities	300	2,249	(21)	(191)	2,037
Asset-backed securities	376	4,411	(9)	(275)	4,127
Total fixed maturity available for sale securities	2,818	22,902	(31)	(2,852)	20,019
Equity securities	30	354	—	(73)	281
Total investments	2,848	$23,256	$(31)	$(2,925)	$20,300

	December 31, 2023
	Number of Securities	Amortized Cost	Allowance for Expected Credit Losses	Unrealized Losses	Fair Value
Fixed maturity securities, available for sale:
United States Government full faith and credit	8	$15	$—	$(1)	$14
United States Government sponsored agencies	56	30	—	(3)	27
United States municipalities, states and territories	180	1,498	—	(222)	1,276
Foreign Governments	50	209	—	(39)	170
Corporate securities:
Finance, insurance and real estate	637	5,529	—	(690)	4,839
Manufacturing, construction and mining	117	965	—	(135)	830
Utilities, energy and related sectors	316	2,402	—	(471)	1,931
Wholesale/retail trade	332	2,165	—	(397)	1,768
Services, media and other	401	3,370	—	(686)	2,684
Hybrid securities	36	597	—	(53)	544
Non-agency residential mortgage-backed securities	244	1,118	(2)	(101)	1,015
Commercial mortgage-backed securities	435	3,198	(22)	(323)	2,853
Asset-backed securities	800	8,078	(9)	(470)	7,599
Total fixed maturity available for sale securities	3,612	29,174	(33)	(3,591)	25,550
Equity securities	41	567	—	(100)	467
Total investments	3,653	$29,741	$(33)	$(3,691)	$26,017

The gross unrealized loss position on the fixed maturity available-for-sale fixed and equity portfolio was $2,925 million and $3,691 million as of September 30, 2024 and December 31, 2023, respectively. Most components of the portfolio exhibited price depreciation caused primarily by higher treasury rates. The total amortized cost of all securities in an unrealized loss position was $23,256 million and $29,741 million as of September 30, 2024 and December 31, 2023, respectively. The average market value/book value of the investment category with the largest unrealized loss position was 80% for services, media and other as of September 30, 2024. In the aggregate, services, media and other represented 23% of the total unrealized loss position as of September 30, 2024. The average market value/book value of the investment category with the largest unrealized loss position was 88% for finance, insurance and real estate as of December 31, 2023. In aggregate, finance, insurance and real estate represented 19% of the total unrealized loss position as of December 31, 2023.

The amortized cost and fair value of fixed maturity available for sale securities under watch list analysis and the number of months in a loss position with investment grade securities (NRSRO rating of BBB/Baa or higher) as of September 30, 2024 and December 31, 2023, were as follows (dollars in millions):

	September 30, 2024
	Number of Securities	Amortized Cost	Fair Value	Allowance for Credit Loss	Gross Unrealized Losses
Investment grade:
Less than six months	1	$4	$4	$—	$—
Six months or more and less than twelve months	—	—	—	—	—
Twelve months or greater	51	795	554	—	(241)
Total investment grade	52	799	558	—	(241)

Below investment grade:
Less than six months	—	—	—	—	—
Six months or more and less than twelve months	—	—	—	—	—
Twelve months or greater	4	59	36	—	(23)
Total below investment grade	4	59	36	—	(23)
Total	56	$858	$594	$—	$(264)

	December 31, 2023
	Number of Securities	Amortized Cost	Fair Value	Allowance for Credit Loss	Gross Unrealized Losses
Investment grade:
Less than six months	1	$15	$14	$—	$(1)
Six months or more and less than twelve months	1	54	44	—	(10)
Twelve months or greater	47	634	444	—	(190)
Total investment grade	49	703	502	—	(201)

Below investment grade:
Less than six months	—	—	—	—	—
Six months or more and less than twelve months	—	—	—	—	—
Twelve months or greater	3	19	15	—	(4)
Total below investment grade	3	19	15	—	(4)
Total	52	$722	$517	$—	$(205)

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

At September 30, 2024, our watch list included 56 securities in an unrealized loss position with an amortized cost of $858 million, no allowance for expected credit losses, unrealized losses of $264 million and a fair value of $594 million.

At December 31, 2023, our watch list included 52 securities in an unrealized loss position with an amortized cost of $722 million, no allowance for expected credit losses, unrealized losses of $205 million and a fair value of $517 million.

The watch list excludes structured securities as we have separate processes to evaluate the credit quality on the structured securities.

There were 101 and 101 structured securities with a fair value of $500 million and $316 million to which we had potential credit exposure as of September 30, 2024 and December 31, 2023, respectively. Our analysis of these structured securities, which included cash flow testing, resulted in allowances for expected credit losses of $62 million and $35 million as of September 30, 2024 and December 31, 2023, respectively.

Exposure to Sovereign Debt and Certain Other Exposures

Our investment portfolio had an immaterial amount of direct exposure to European sovereign debt as of September 30, 2024 and December 31, 2023, respectively. We have no exposure to investments in Russia or Ukraine and de minimis investments in peripheral countries in the region.

Interest and Investment Income

For discussion regarding our interest and investment income and recognized gains and (losses), net, refer to Note C - Investments to the unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

AFS Securities

For additional information regarding our AFS securities, including the amortized cost, gross unrealized gains (losses), and fair value as well as the amortized cost and fair value of fixed maturity AFS securities by contractual maturities, as of September 30, 2024 and December 31, 2023, refer to Note C - Investments to the unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Concentrations of Financial Instruments

For certain information regarding our concentrations of financial instruments, refer to Note C - Investments to the unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Derivatives

We are exposed to credit loss in the event of non-performance by our counterparties on derivative instruments. We attempt to reduce this credit risk by purchasing such derivative instruments from large, well-established financial institutions.

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

Liquidity and Capital Resources

Liquidity refers to the ability of an enterprise to generate adequate amounts of cash from its normal operations to meet cash requirements with a prudent margin of safety. Our principal sources of cash flow from operating activities are annuity considerations, insurance premiums, and fees and investment income. We also generate cash inflows from investing activities resulting from maturities and sales of invested assets and from financing activities including inflows on our investment-type products, proceeds from borrowing activities and issuances of preferred stock. Our operating activities provided cash of $4,679 million and $3,612 million for the nine months ended September 30, 2024 and September 30, 2023, respectively. When considering our liquidity and cash flow, it is important to distinguish between the needs of our insurance subsidiaries and the needs of the holding company, F&G Annuities & Life, Inc. As a holding company with no operations of its own, F&G Annuities & Life, Inc. derives its cash primarily from its insurance subsidiaries and CF Bermuda Holdings Ltd. (“CF Bermuda”), a Bermuda exempted limited liability company and a wholly owned direct subsidiary of the Company, a downstream holding company that provides additional sources of liquidity. Dividends from our insurance subsidiaries flow through CF Bermuda to F&G Annuities & Life, Inc. F&G Cayman Re, a licensed class D insurer in the Cayman Islands and a wholly owned direct subsidiary of the Company, could also provide dividends directly to F&G Annuities & Life, Inc.

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

On January 12, 2024, we completed a $250 million preferred stock investment from FNF. Net proceeds from the investment have been used to support the growth of F&G’s assets under management. Under the terms of the agreement, FNF agreed to invest $250 million in exchange for 5,000,000 shares of F&G’s 6.875% Series A Mandatory Convertible Preferred Stock, par value $0.001 per share, liquidation preference of $50.00 per share (the “FNF Preferred Stock”). Unless earlier converted at the option of the holder, each outstanding share of the FNF Preferred Stock will automatically convert into shares of F&G common stock on January 15, 2027. Generally, no dividends will be declared or paid on F&G common stock and no common stock can be acquired by F&G unless all preferred dividends are declared and paid on the outstanding FNF Preferred Stock.

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

On July 18, 2024, F&G acquired a 100% ownership stake in the equity of PALH, LLC (“PALH”). PALH markets and sells life insurance and annuity products of various insurance carriers to individuals through a network of agents. Prior to the acquisition date, PALH owned a 70% ownership stake in an operating company of which F&G owned 30% equity. Total consideration of approximately $314 million is comprised of cash of $215 million, settlement of a prepaid asset of $8 million, acquisition date fair value of the previously held interests of $92 million, net of $1 million cash acquired.

Cash Requirements. Our current cash requirements include personnel costs, operating expenses, benefit payments, funding agreement payments, taxes, payments of interest and principal on our debt, capital expenditures, business acquisitions, stock repurchases and dividends on our common stock. During the first nine months of 2024, we paid common and preferred dividends of approximately $88 million.

On November 6, 2024, our Board of Directors declared (a) a quarterly cash dividend of $0.8594 per share on the FNF Preferred Stock for the period from October 15, 2024 to and excluding January 15, 2025, to be paid on

January 15, 2025, to FNF Preferred Stock record holders on January 1, 2025 and, (b) a quarterly cash dividend of $0.22 per common share, payable on December 31, 2024, to F&G common shareholders of record as of December 17, 2024.

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

There were no purchases of stock pursuant to our stock repurchase program during the nine months ended September 30, 2024. At September 30, 2024, the total remaining authorization of F&G common stock that may be repurchased was approximately $32 million.

As of September 30, 2024 and December 31, 2023, we had Cash and cash equivalents of $3,539 million and $1,563 million, respectively, short term investments of $681 million and $1,452 million, respectively. As of September 30, 2024 we had $385 million of remaining capacity under our revolving credit facility and $200 million of capacity under our revolving credit facility with FNF (the “FNF Credit Facility”). No amount was outstanding under the FNF Credit Facility as of September 30, 2024. Refer to Financing Arrangements below and Note L - Notes Payable of the unaudited Condensed Consolidated Financial Statements in Part I - Item 1 of this Quarterly Report on Form 10-Q for further information regarding our borrowings.

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

Operating Cash Flow. Our cash flows provided by operations for the nine months ended September 30, 2024 and September 30, 2023, were $4,679 million and $3,612 million, respectively. Cash provided by operations for the nine months ended September 30, 2024 and September 30, 2023 included approximately $954 million and $655 million of net cash received for PRT transactions, respectively, included in the change in future policy benefits.

Investing Cash Flows. Our cash used in investing activities for the nine months ended September 30, 2024 and September 30, 2023, were $5,145 million and, $5,654 million, respectively, primarily reflecting net purchases of investments. Cash used in investing activities for the nine months ended September 30, 2024 also included net cash outflows of $482 million for the Roar and PALH acquisitions.

Financing Cash Flows. Our cash flows provided by financing activities for the nine months ended September 30, 2024 and September 30, 2023, were $2,442 million and $2,824 million, respectively and reflected higher net contractholder deposits in 2024, as compared to 2023. Contractholder account deposits and withdrawals in 2024 included FABN issuances of approximately $600 million and withdrawals of $791 million as compared to no FABN issuances and withdrawals of $41 million for 2023. In addition, cash provided by financing activities for the nine months ended September 30, 2024 included borrowing proceeds of $550 million, a portion of which were used to finance a $250 million cash tender offer, and proceeds of $250 million from the issuance of the FNF Preferred Stock, all discussed above. Cash provided by financing activities for the nine months ended September 30, 2023 included borrowing proceeds of $500 million partially offset by a net partial revolver paydown of $35 million.

Financing Arrangements. For a description of our financing arrangements see Note L - Notes Payable to the unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional details on unfunded commitments.

Reinsurance. See Note E - Reinsurance to the unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information on our reinsurance.

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

We have unfunded commitments as of September 30, 2024 based upon the timing of when investments and agreements are executed or signed compared to when the actual commitments are funded or closed. Some investments require that funding occur over a period of months or years. Please refer to Note C - Investments and Note N - Commitments and Contingencies to the unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional details on unfunded commitments.

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

Our borrowing capacity under these credit facilities does not have an expiration date as long as we maintain a satisfactory level of creditworthiness based on the FHLB’s credit assessment. As of September 30, 2024 and December 31, 2023, we had $2,853 million and $2,514 million, respectively, in FHLB non-putable funding agreements included under contractholder funds on our unaudited Condensed Consolidated Balance Sheet. As of September 30, 2024 and December 31, 2023, we had assets with a fair value of approximately $5,123 million and $4,345 million, respectively, which collateralized the FHLB funding agreements. Assets pledged to the FHLB are primarily included in fixed maturities, AFS, on our unaudited Condensed Consolidated Balance Sheets.

Collateral-Derivative Contracts. Under the terms of our ISDA agreements, we may receive from, or deliver to, counterparties collateral to assure that all terms of the ISDA agreements will be met with regard to the Credit Support Annex (“CSA”). The terms of the CSA call for us to pay interest on any cash received equal to the federal funds rate. As of September 30, 2024, and December 31, 2023, $1,353 million, and $775 million, respectively, of collateral was posted by our counterparties as they did not meet the net exposure thresholds. Collateral requirements are monitored on a daily basis and incorporate changes in market values of both the derivatives contract as well as the collateral pledged. Market value fluctuations are due to changes in interest rates, spreads and other risk factors.

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

Subsequent Event. On October 4, 2024, F&G completed its public offering of $500 million aggregate principal amount of its 6.250% Senior Notes due 2034 (the “6.250% F&G Notes”). The 6.250% F&G Notes are guaranteed on an unsecured, unsubordinated basis by each of F&G’s subsidiaries that are guarantors of F&G’s obligations under its existing credit agreement. A portion of the net proceeds were used to pay off the outstanding balance of $365 million on the Company’s revolving credit facility. F&G intends to use the remaining net proceeds of this offering for general corporate purposes, including the support of organic growth opportunities.

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

Subsequent to September 30, 2024, on October 4, 2024 F&G completed its public offering of $500 million aggregate principal amount of its 6.250% Senior Notes due 2034 (the “6.250% F&G Notes”). The 6.250% F&G Notes are guaranteed on an unsecured, unsubordinated basis by each of F&G’s subsidiaries that are guarantors of F&G’s obligations under its existing credit agreements. A portion of the net proceeds were used to payoff the outstanding balance of $365 million on the Company’s revolving credit facility.

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

	Nine months ended	Year ended
	September 30, 2024	December 31, 2023
Summarized Statement of Operations:
Total revenues	$55	$(5)
Total expenses	(88)	(94)
Income tax (expense) benefit	11	(1)
Net earnings (loss)	$(22)	$(100)

Summarized Balance Sheet:	September 30, 2024	December 31, 2023
Investments	$357	$532
Cash and cash equivalents	114	322
Goodwill	1,725	1,725
Due from non-guarantor affiliates	74	64
Other assets	37	33
Total assets	$2,307	$2,676

Notes payable	$2,038	$1,754
Other liabilities	106	145
Total liabilities	$2,144	$1,899

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

During the nine months ended September 30, 2024, there were no material changes to our market risk exposures from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, except as described below.

Interest Rate Risk

An increase in the levels of interest rates of 100 basis points, with all other variables held constant, would result in a decrease in the fair value of our fixed maturity securities and certain investments in preferred securities of approximately $2.8 billion, a net decrease in the fair value of interest rate swaps of approximately $0.1 billion and a net decrease in the combined fair value of embedded derivatives and MRBs of approximately $0.6 billion at September 30, 2024. In addition, a 100bps shift in interest rates for our floating rate debt and funding agreements will increase or decrease floating expense by approximately $20 million per year. As noted in our Annual Report on Form 10-K for the year ended December 31, 2023, the impact to net earnings related to the interest rate swaps and floating rate notes payable and funding agreements will be significantly offset by corresponding changes in investment income associated with our floating rate investments.

Equity Price Risk

At September 30, 2024, a 10% decrease in market prices, with all other variables held constant, would result in a net decrease in the fair value of our equity securities portfolio of approximately $44 million.

Credit Risk and Counterparty Risk

See Note D - Derivative Financial Instruments in the unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information regarding our exposure to credit loss for derivatives.

In the normal course of business, certain reinsurance recoverables are subject to reviews by the reinsurers. We are not aware of any material disputes arising from these reviews or other communications with the counterparties as of September 30, 2024 that would require an increase to the allowance for credit losses. For information on concentrations of reinsurance risk, refer to Note E - Reinsurance in the unaudited Condensed Consolidated Financial Statements included in Part I - Item 1 of this Quarterly Report on Form 10-Q.

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

Concentrations of Financial Instruments

Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations - Investment Portfolio - Investment Concentrations included in Item 2 of Part I of this Quarterly Report on Form 10-Q regarding the top ten investment concentrations of our fixed maturity and equity securities including the fair value and percent of total fixed maturity and equity securities fair value as of September 30, 2024 and December 31, 2023.

Refer to Note C - Investments in the unaudited Condensed Consolidated Financial Statements included in Part I - Item 1 of this Quarterly Report on Form 10-Q for our underlying investment concentrations that exceed 10% of shareholders equity as of September 30, 2024.

.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation was performed under the supervision and with participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of September 30, 2024, the Company’s disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

We completed the Roar acquisition on January 2, 2024 (see Note P - Acquisitions of the Notes to the unaudited Condensed Consolidated Financial Statements included in Part I. Item 1 of this Quarterly Report on Form 10-Q). The scope of management’s assessment of the effectiveness of the Company’s disclosure controls and procedures did not include the internal controls over financial reporting of Roar. This exclusion is in accordance with the SEC Staff’s general guidance that an assessment of a recently acquired business may be omitted from the scope of management’s assessment for one year following the acquisition. Roar represented approximately 1.3% and 1.4% of our total revenues for the three and nine months ended September 30, 2024, respectively. Total assets of the acquired business as of September 30, 2024 represented approximately 0.5% of total consolidated assets, consisting principally of goodwill and intangible assets.
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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On April 23, 2024, following previous attempts to expand fiduciary regulation for advisers, the DOL released a new rule, the New Fiduciary Rule, which significantly broadens the definition of “fiduciary” under ERISA and Section 4975 when advisers provide investment recommendations to plans subject to ERISA and Section 4975 of the Code. Among other requirements, the New Fiduciary Rule provides that any person will be an investment advice fiduciary such person provides investment advice or makes an investment recommendation to a retirement investor (i.e., a plan, a discretionary plan fiduciary, a plan participant or beneficiary, an IRA, an IRA owner or beneficiary, or an IRA fiduciary) for a fee or other compensation, the person makes professional investment recommendations to investors on a regular basis as part of their business, and the recommendation is provided under circumstances that would indicate to a reasonable investor in like circumstances that the recommendation is based on a review of the particular needs or individual investor circumstances of the retirement investor, reflects the application of professional or expert judgment to the retirement investor’s particular needs or individual circumstances, and may be relied upon by the retirement investor as intended to advance the retirement investor’s best interest. Unlike the current ERISA standard, the New Fiduciary Rule subjects non-discretionary investment advice to retirement plans and accounts care and loyalty standards that also apply to investment advisors with discretionary authority or control over such plans and accounts. In addition, on the same date, the DOL issued amended versions of PTE 2020-02 and PTE 84-24, either or both of which provide prohibited transaction exemptive relief to insurance companies and insurance producers who make insurance product recommendations to retirement investors, subject to certain conditions. The New Fiduciary Rule likely means that certain of the Company’s agents will be considered fiduciaries for purposes of ERISA and the Code, subjecting the Company, and the insurance industry on the whole, to greater regulatory risk.

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

The DOL appealed both rulings to the Fifth Circuit Court of Appeals.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

In 2023, F&G’s Board of Directors approved a new three-year stock repurchase program under which the Company may repurchase up to $50 million of F&G common stock. The Company believes the share repurchase program is an efficient means of returning cash to shareholders when we consider the shares to be undervalued. Purchases may be made from time to time by the Company in the open market at prevailing market prices or through privately negotiated transactions or accelerated share repurchase transactions through November 6, 2026. All purchases are currently planned to be held as Treasury Stock. The extent to which the Company repurchases its shares, and the timing of such purchases, will depend upon a variety of factors, including market conditions, regulatory requirements and other considerations, as determined by the Company. There were no repurchases of shares pursuant to the stock repurchase program for the three and nine months ended September 30, 2024. At September 30, 2024, the total remaining authorization of F&G common stock that may be repurchased was approximately $32 million.

There were no unregistered sales of equity securities sold during the period covered by this Quarterly Report on Form 10-Q that were not previously included in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information

During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The following is a list of exhibits filed or incorporated by reference as a part of this Quarterly Report on Form 10-Q.

Exhibit No.	Description of Exhibits
1.1
Underwriting Agreement, dated as of October 1, 2024, among the F&G Annuities & Life, Inc, the guarantors party thereto and Wells Fargo Securities, LLC, BofA Securities, Inc., JP Morgan Securities, LLC and RBC Capital Markets, LLC, as representatives of the several underwriters named therein (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed with the Commission on October 4, 2024).

3.1
Amended and Restated Certificate of Incorporation of F&G Annuities & Life, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on December 1, 2022).

3.2	Amended and Restated Bylaws of F&G Annuities & Life, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Commission on December 1, 2022).
3.3
Certificate of Designations of the Company designating the 6.875% Series A Mandatory Convertible Preferred Stock, dated as of January 12, 2024 (incorporated by reference to Exhibit 5.1 to the Company’s Current Report on Form 8-K, filed with the Commission on January 16, 2024).

4.1
Fifth Supplemental Indenture relating to F&G Annuities & Life, Inc.’s 6.250% senior notes due 2034, dated as of October 4, 2024, among F&G Annuities & Life, Inc., the guarantors named therein and Citibank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on October 4, 2024).

4.2	Form of F&G Annuities & Life, Inc.’s 6.250% senior notes due 2034 (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the Commission on October 4, 2024).
31.1 *	Certification of Chief Executive Officer, pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of Chief Financial Officer, pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 **	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 **	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.
101.SCH *	Inline XBRL Taxonomy Extension Schema Document.
101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document.
104 *	Cover Page Interactive Data file (formatted as Inline XBRL and contained in Exhibit 101).
*    Filed herewith.
**     Furnished herewith.

Signatures
Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

F&G Annuities & Life, Inc. (Registrant)

Date:	November 7, 2024	By:	/s/ Wendy J.B. Young
Wendy J.B. Young
Chief Financial Officer
(on behalf of the Registrant and as Principal Financial Officer)