Form 10-Q
period 2025-03-31
F&G Annuities & Life, Inc.
filed 2025-05-08
CIK 1934850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
The registrant had outstanding 134,762,569 shares of common stock as of April 30, 2025.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended March 31, 2025

F&G ANNUITIES & LIFE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except share data)

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS
Investments:
Fixed maturity securities available for sale, at fair value, at March 31, 2025 and December 31, 2024, at an amortized cost of $51,026 and $49,729, respectively, net of allowance for credit losses of $80 and $62, respectively	$47,909	$46,317
Preferred securities, at fair value	253	270
Equity securities, at fair value	101	145
Derivative investments	702	792
Mortgage loans, net of allowance for credit losses of $73 and $70 at March 31, 2025 and December 31, 2024, respectively	6,366	5,926
Investments in unconsolidated affiliates (certain investments at fair value of $272 at both March 31, 2025 and December 31, 2024)	4,127	3,565
Other long-term investments	587	580
Policy loans	115	104
Short-term investments	549	2,410
Total investments	60,709	60,109
Cash and cash equivalents	3,293	2,264
Reinsurance recoverable, net of allowance for credit losses of $20 at both March 31, 2025 and December 31, 2024	14,746	13,369
Goodwill	2,179	2,179
Prepaid expenses and other assets (certain assets held at fair value of $11 at both March 31, 2025 and December 31, 2024)	904	950
Other intangible assets, net	5,721	5,572
Market risk benefits asset	187	189
Deferred tax asset, net	268	299
Total assets	$88,007	$84,931
LIABILITIES AND EQUITY
Liabilities:
Contractholder funds	$57,823	$56,404
Future policy benefits	9,065	8,749
Market risk benefits liability	635	549
Accounts payable and accrued liabilities	2,314	2,219
Income taxes payable	9	5
Notes payable	2,234	2,171
Funds withheld for reinsurance liabilities	11,442	10,758
Total liabilities	83,522	80,855
Equity:
Preferred stock $0.001 par value; authorized 25,000,000 shares as of March 31, 2025 and December 31, 2024; outstanding and issued 5,000,000 shares as of March 31, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value; authorized 500,000,000 shares as of March 31, 2025 and December 31, 2024; outstanding of 134,707,419 and 126,792,844 as of March 31, 2025 and December 31, 2024, respectively; and issued of 135,917,408 and 127,952,143 as of March 31, 2025 and December 31, 2024, respectively	—	—
Additional paid-in-capital	3,741	3,464
Retained earnings	2,389	2,440
Accumulated other comprehensive (loss) income ("AOCI")	(1,734)	(1,923)
Treasury stock, at cost (1,209,989 shares and 1,159,299 shares as of March 31, 2025 and December 31, 2024, respectively)	(33)	(30)
Total F&G Annuities & Life, Inc. shareholders' equity	4,363	3,951
Non-controlling interests	122	125
Total equity	4,485	4,076
Total liabilities and equity	$88,007	$84,931
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

F&G ANNUITIES & LIFE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars and shares in millions, except per share data)

	Three months ended March 31,
	2025	2024
	(Unaudited)
Revenues:
Life insurance premiums and other fees	$489	$718
Interest and investment income	666	616
Owned distribution revenues	16	23
Recognized gains and (losses), net	(263)	212
Total revenues	908	1,569
Benefits and expenses:
Benefits and other changes in policy reserves (remeasurement gains (losses) (a))	524	1,161
Market risk benefit (gains) losses	109	(11)
Depreciation and amortization	153	123
Personnel costs	67	66
Other operating expenses	41	58
Interest expense	40	30
Total benefits and expenses	934	1,427
Earnings (loss) before income taxes	(26)	142
Income tax (benefit) expense	(5)	26
Net earnings (loss)	(21)	116
Less: Non-controlling interests	—	1
Net earnings (loss) attributable to F&G	(21)	115
Less: Preferred stock dividend	4	4
Net earnings (loss) attributable to F&G common shareholders	$(25)	$111

Earnings per share
Basic
Net earnings (loss) per share attributable to F&G common shareholders, basic	$(0.20)	$0.90
Diluted
Net earnings (loss) per share attributable to F&G common shareholders, diluted	$(0.20)	$0.88

Weighted average shares outstanding F&G common stock, basic basis	126	124
Weighted average shares outstanding F&G common stock, diluted basis	126	130

(a)The remeasurement gains (losses) for the three months ended March 31, 2025 and March 31, 2024 were $19 million and $7 million, respectively.
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

F&G ANNUITIES & LIFE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Three months ended March 31,
	2025	2024
	(Unaudited)
Net earnings (loss)	$(21)	$116
Other comprehensive income (loss), net:
Changes in current discount rate - future policy benefits	(86)	91
Changes in instrument-specific credit risk - market risk benefits	23	1
Unrealized gain (loss) on investments and other financial instruments	247	2
Unrealized gain (loss) on foreign currency translation	6	(2)
Reclassification adjustments for change in unrealized gains and losses included in net earnings (loss)	(1)	15
Other comprehensive income (loss)	189	107
Comprehensive income (loss)	168	223
Less: Comprehensive income (loss) attributable to non-controlling interests	—	1
Comprehensive income (loss) attributable to F&G	$168	$222
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

F&G ANNUITIES & LIFE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in millions, except per share data)
(Unaudited)

	F&G Annuities & Life, Inc. shareholders' equity
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interests	Total Equity
Balance, December 31, 2023	$—	$—	$3,185	$1,926	$(1,990)	$(18)	$—	$3,103
Acquisition of non-controlling interest	—	—	—	—	—	—	136	136
Issuance of preferred stock	—	—	250	—	—	—	—	250
Treasury stock purchased	—	—	—	—	—	(6)	—	(6)
Stock-based compensation	—	—	7	—	—	—	—	7
Preferred stock dividends declared	—	—	—	(4)	—	—	—	(4)
Common stock dividends declared	—	—	—	(26)	—	—	—	(26)
Other comprehensive income (loss)	—	—	—	—	107	—	—	107
Net earnings	—	—	—	115	—	—	1	116
Balance, March 31, 2024	$—	$—	$3,442	$2,011	$(1,883)	$(24)	$137	$3,683

	F&G Annuities & Life, Inc. shareholders' equity
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interests	Total Equity
Balance, December 31, 2024	$—	$—	$3,464	$2,440	$(1,923)	$(30)	$125	$4,076
Treasury stock purchased	—	—	—	—	—	(3)	—	(3)
Issuance of common stock	—	—	269	—	—	—	—	269
Stock-based compensation	—	—	8	—	—	—	—	8
Preferred stock dividends declared	—	—	—	(4)	—	—	—	(4)
Common stock dividends declared	—	—	—	(26)	—	—	—	(26)
Dividends declared and distributions to non-controlling interests	—	—	—	—	—	—	(3)	(3)
Other comprehensive income (loss)	—	—	—	—	189	—	—	189
Net earnings (loss)	—	—	—	(21)	—	—	—	(21)
Balance, March 31, 2025	$—	$—	$3,741	$2,389	$(1,734)	$(33)	$122	$4,485
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

F&G ANNUITIES & LIFE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Three months ended March 31,
	2025	2024
	(Unaudited)
Cash Flows from Operating Activities:
Net earnings (loss)	$(21)	$116
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	153	123
(Gain) loss on sales of investments and other assets and asset impairments, net	40	8
Interest credited/index credits to contractholder account balances	125	513
Change in market risk benefits, net	109	(11)
Deferred policy acquisition costs and deferred sales inducements	(287)	(311)
Charges assessed to contractholders for mortality and administration	(79)	(66)
Distributions from unconsolidated affiliates, return on investment	4	17
Stock-based compensation cost	8	7
Change in NAV of limited partnerships, net	(63)	(49)
Change in valuation of derivatives, equity and preferred securities and other assets, net	220	(223)
Changes in assets and liabilities, net of effects from acquisitions:
Change in reinsurance recoverable	(13)	(22)
Change in derivative collateral liabilities	(135)	151
Change in future policy benefits	210	505
Change in funds withheld from reinsurers	648	940
Net change in income taxes	(12)	20
Net change in other assets and other liabilities	49	(184)
Net cash provided by operating activities	956	1,534
Cash Flows from Investing Activities:
Proceeds from sales, calls and maturities of investments	2,913	1,586
Additions to property and equipment and capitalized software	(5)	(7)
Purchases of investment securities	(4,986)	(3,629)
Net proceeds from sales, maturities and purchases of short-term investment securities	1,862	1,190
Other acquisitions/disposals, net of cash acquired	—	(268)
Additional investments in unconsolidated affiliates	(664)	(266)
Net increase in policy loans	(11)	(7)
Distributions from unconsolidated affiliates, return of investment	81	17
Net change in notes receivable	1	—
Net cash used in investing activities	(809)	(1,384)
Cash Flows from Financing Activities:
Borrowings	375	—
Debt issuance costs	(11)	(5)
Payment of contingent consideration for acquisitions	(10)	—
Net revolving credit facility (repayments) borrowings	—	—
Repayments of outstanding debt	(300)	—
Dividends paid	(30)	(26)
Dividends and distributions paid to non-controlling interest shareholders	(3)	—
Purchases of treasury stock	(3)	(6)
Issuance of preferred stock	—	250
Issuance of common stock	269	—
Contractholder account deposits	2,789	1,929
Contractholder account withdrawals	(2,194)	(1,483)
Net cash provided by financing activities	882	659
Net increase (decrease) in cash and cash equivalents	1,029	809
Cash and cash equivalents at beginning of period	2,264	1,563
Cash and cash equivalents at end of period	$3,293	$2,372
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

F&G ANNUITIES & LIFE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note A — Basis of Financial Statements

The financial information in this report presented for interim periods is unaudited and includes the accounts of F&G Annuities & Life, Inc. (“FGAL”) and its subsidiaries (collectively, “we”, “us”, “our”, the "Company" or “F&G”) prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All adjustments made were of a normal, recurring nature. This report should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2024, filed on February 28, 2025.

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

F&G has one reporting segment, which reflects the manner by which our chief operating decision maker (“CODM”), the Chief Executive Officer of F&G, views and manages the business. For information about our reporting segment refer to Note R - Segment Information.

Recent Developments

Dividends

On May 7, 2025, our Board of Directors declared a quarterly cash dividend of $0.8594 per share of FNF preferred stock for the period from April 15, 2025 to and excluding July 15, 2025, to be payable on July 15, 2025, to FNF preferred stock record holders on July 1, 2025. On May 7, 2025, our Board of Directors also declared a quarterly cash dividend of $0.22 per common share, payable on June 30, 2025, to F&G common shareholders of record as of June 16, 2025. Generally, no dividends will be declared or paid on F&G common stock and no common stock can be acquired by F&G unless all preferred dividends are declared and paid on the FNF preferred stock.

For the three months ended March 31, 2025 and 2024, we declared cash dividends of $0.22 and $0.21, respectively, per share of common stock and $0.8594 and $0.8976, respectively, per share of FNF preferred stock.

Common Stock Issuance

On March 24, 2025, we completed a public offering of 8,000,000 shares of common stock, par value $0.001 per share. In connection with the offering, we entered into an underwriting agreement, pursuant to which we granted the underwriters of the offering a 30-day option to purchase up to an additional 1,200,000 shares of common stock. Pursuant to the underwriting agreement, the underwriters agreed to resell to FNF 4,500,000 shares of common stock at the same price per share paid by the underwriters, which was $33.60 per share. The underwriters option subsequently expired unexercised. We intend to use the net proceeds from the offering for general corporate purposes, including the support of organic growth opportunities.

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

Unconsolidated Owned Distribution Investments

We paid commissions on sales through our unconsolidated owned distribution investments and their affiliates of approximately $15 million and $50 million for the three months ended March 31, 2025 and March 31, 2024, respectively. The acquisition expense is deferred and amortized in Depreciation and amortization on the unaudited Condensed Consolidated Statements of Operations.

Updates to Summary of Significant Accounting Policies

Since our Annual Report on Form 10-K for the year ended December 31, 2024, we have updated the following significant accounting policies for Derivative Financial Instruments and Funds Withheld Arrangements, which have been followed in preparing the unaudited Condensed Consolidated Financial Statements, primarily as a result of executing certain derivative transactions.

Derivative Financial Instruments

Freestanding Derivatives

We economically hedge certain portions of our exposure to product related equity market risk by entering into derivative transactions (primarily equity options). We also utilize certain interest rate swaps to reduce market risks from interest rate changes on our earnings associated with our floating rate investments. All such derivative instruments are recognized as either assets or liabilities in the unaudited Condensed Consolidated Balance Sheets at fair value. The changes in fair value of derivatives not designated to hedge relationships are reported within Recognized gains and losses, net in the unaudited Condensed Consolidated Statements of Operations. The change in the fair value of these derivative instruments is included in operating activities in the unaudited Consolidated Statements of Cash Flows.

Hedge Accounting

We designate certain derivatives to fair value or cash flow hedge relationships that hedge exposures to interest rates, foreign currency, or both, associated with changes in the fair value of a recognized asset or liability (“fair value hedge”) or variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”).

When a derivative is designated as a fair value hedge and is determined to be highly effective, changes in the fair value of the derivative included in the assessment of effectiveness are reported in the same line on the unaudited Condensed Consolidated Statements of Operations that is used to report the earnings effect of the hedged item.

When a derivative is designated as a cash flow hedge and is determined to be highly effective, changes in the fair value of the derivative included in the assessment of effectiveness are recorded in AOCI until earnings are affected by the variability of cash flows being hedged. At the time the variability of cash flows being hedged impacts net earnings, the related portion of deferred gains or losses on the derivative instrument is reclassified and reported in net earnings in the same line item on the unaudited Condensed Consolidated Statements of Operations that is used to report the earnings effect of the hedged item.

Any portion of the change in fair value of a derivative designated to a fair value or cash flow hedge relationship that is excluded from the assessment of effectiveness will be recorded in AOCI and amortized into earnings over the life of the remaining term of the hedge relationship.

To qualify for hedge accounting, at hedge inception we formally document our risk management objective and strategy for entering into hedging relationships, as well as the designation of the hedge. In our hedge documentation, we explain how the hedging instrument is expected to hedge the designated risks related to the hedged item and the method that will be used to test for hedge effectiveness on both a prospective and retrospective basis. A derivative designated as a hedging instrument must be assessed as being highly effective in offsetting the designated risk of the hedged item. Effectiveness of the hedge is formally assessed at inception and at least quarterly throughout the life of the hedging relationship.

We prospectively discontinue hedge accounting when (1) the criteria to qualify for hedge accounting is no longer met; (2) the derivative expires, is sold, terminated or is exercised; or (3) we de-designate the derivative from being the hedging instrument for a fair value or cash flow hedge.

If a fair value or cash flow hedge is discontinued, the derivative will continue to be carried at fair value on the unaudited Condensed Consolidated Balance Sheets, with changes in fair value recognized prospectively in Recognized gains and losses in the unaudited Condensed Consolidated Statements of Operations.

For discontinued fair value hedges, the hedged item will no longer be adjusted for changes in the hedged risk and any existing basis adjustment will be amortized into the unaudited Condensed Consolidated Statements of Operations within the same line item that is used to report other earnings effects of the hedged item. Any amounts remaining in AOCI associated with a component of the change in derivative fair value excluded from the assessment of effectiveness will be amortized into earnings in a manner consistent with how any basis adjustment associated with the hedged item would be amortized.

The component of AOCI related to discontinued cash flow hedges where it is probable the hedged forecasted transaction will not occur, will be immediately reclassified from AOCI into earnings. In all other cases any amounts remaining in AOCI will be amortized into earnings consistent with the earnings impacts expected from the original hedged cash flows.

Embedded Derivatives

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

Refer to Note D - Derivatives for additional information on derivatives.

Funds Withheld Arrangements

F&G cedes certain business on a coinsurance funds withheld basis. Assets supporting the arrangements are reported within Funds withheld for reinsurance liabilities on our unaudited Condensed Consolidated Balance Sheets. All assets within the Funds withheld for reinsurance liabilities are recorded in a manner consistent with each respective item of our accounting policies discussed in Note A - Business and Summary of Significant Accounting Policies, of our Annual Report on Form 10-K for the year ended December 31, 2024. Investment results for the assets that support the coinsurance are segregated within the funds withheld account and are passed directly to the reinsurer pursuant to the contractual terms of the reinsurance agreement, which creates embedded derivatives considered to be total return swaps. These embedded derivatives are not clearly and closely related to the underlying reinsurance agreement and thus require bifurcation. The fair value of the total return swaps are based on the change in fair value of the underlying assets held in the funds withheld account. Beginning in the first quarter of 2025, these embedded derivatives are reported in Funds withheld for reinsurance liabilities, irrespective if in a net asset position or a net liability position, on the unaudited Condensed Consolidated Balance Sheets and prior periods have been reclassified from Prepaid expenses and other assets to conform with the current presentation. The related gains or losses are reported in Recognized gains and (losses), net, on the unaudited Condensed Consolidated Statements of Operations. Refer to Note B - Fair Value of Financial Instruments for descriptions of the fair value methodologies used for these and other derivative financial instruments and Note D – Derivatives, for additional information on these and other derivatives.

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

Refer to Note Q - Earnings Per Share for more details over our calculation of EPS.

Comprehensive Income (Loss)

We report Comprehensive Income (Loss) in accordance with GAAP on the unaudited Condensed Consolidated Statements of Comprehensive Income (Loss). Total comprehensive income (loss) is defined as all changes in shareholders' equity during a period, other than those resulting from investments by and distributions to shareholders. While total Comprehensive Income (Loss) is the activity in a period and is largely driven by net earnings in that period, Accumulated other comprehensive income or loss (“AOCI”) represents the cumulative balance of other comprehensive income (loss), net of tax, as of the balance sheet date. Amounts reclassified to net earnings relate to the realized gains (losses) on our investments and other financial instruments, excluding investments in unconsolidated affiliates, and are included in Recognized gains and (losses), net on the unaudited

Condensed Consolidated Statements of Operations. The income tax effects are released from AOCI when the related activity is reclassified to net earnings.

Other comprehensive income (loss) (“OCI”)

Changes in the balance of Other comprehensive income (loss) for the three months ended March 31, 2025 and 2024 by component are as follows (in millions).

	Three months ended March 31, 2025
	Unrealized gain (loss) on investments and other financial instruments, net (excluding investments in unconsolidated affiliates)	Change in current discount rate - future policy benefits	Change in instrument- specific credit risk - market risk benefits	Foreign Currency Translation and Other (a)	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2024	$(2,637)	$798	$(78)	$(6)	$(1,923)
Reclassification adjustments included in net earnings (b)	1	—	—	(2)	(1)
Other comprehensive income (loss) before tax, net of reclassifications	310	(107)	29	7	239
Deferred income tax (expense) benefit	(63)	21	(6)	(1)	(49)
Balance at March 31, 2025	$(2,389)	$712	$(55)	$(2)	$(1,734)

	Three months ended March 31, 2024
	Unrealized gain (loss) on investments and other financial instruments, net (excluding investments in unconsolidated affiliates)	Change in current discount rate - future policy benefits	Change in instrument- specific credit risk - market risk benefits	Foreign Currency Translation and Other (a)	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2023	$(2,479)	$574	$(83)	$(2)	$(1,990)
Reclassification adjustments included in net earnings (b)	15	—	—	—	15
Other comprehensive income (loss) before tax, net of reclassifications	2	115	1	(2)	116
Deferred income tax (expense) benefit	—	(24)	—	—	(24)
Balance at March 31, 2024	$(2,462)	$665	$(82)	$(4)	$(1,883)
(a)Other includes changes in hedging instruments.
(b)Net of income tax benefit of an immaterial amount and $4 million for the three months ended March 31, 2025 and March 31, 2024, respectively.

Recent Accounting Pronouncements
Adopted Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this update improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expense categories that are regularly provided to the CODM and included in each reported measure of a segment’s profit or loss. In addition, the amendments enhance interim disclosure requirements that are currently required annually, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, and contain other disclosure requirements. Additionally, the amendments require that entities with a single reportable segment must now provide all the disclosures previously required under Topic 280. The amendments in this update are incremental to the current requirements of Topic 280 and do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. We adopted this standard as of December 31, 2024 using the retrospective approach for all periods presented as required. Refer to Note R - Segment Information for additional information.

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

Our assets and liabilities measured and carried at fair value on a recurring basis, summarized according to the hierarchy previously described, are as follows (in millions):

	March 31, 2025
	Level 1	Level 2	Level 3	NAV	Fair Value
Assets
Cash and cash equivalents	$3,293	$—	$—	$—	$3,293
Fixed maturity securities, available-for-sale:
Asset-backed securities	—	7,414	8,848	—	16,262
Commercial mortgage-backed securities	—	5,091	—	—	5,091
Corporates	40	18,474	2,986	—	21,500
Hybrids	35	471	6	—	512
Municipals	—	1,366	4	—	1,370
Residential mortgage-backed securities	—	2,738	3	—	2,741
U.S. Government	209	—	—	—	209
Foreign Governments	—	201	23	—	224
Preferred securities	118	128	7	—	253
Equity securities	79	—	—	22	101
Derivative investments	1	700	1	—	702
Investment in unconsolidated affiliates	—	—	272	—	272
Other long-term investments	—	—	32		32
Short term investments	494	15	40	—	549
Loan receivable, included in Prepaid expenses and other assets	—	—	11	—	11
Market risk benefits asset	—	—	187	—	187
Total financial assets at fair value	$4,269	$36,598	$12,420	$22	$53,309
Liabilities
Derivatives:
Indexed annuities/IUL embedded derivatives, included in Contractholder funds	$—	$—	$5,316	$—	$5,316
Interest rate swaps, included in Accounts payable and accrued liabilities	—	—	1	—	1
Reinsurance related embedded derivatives, included in Funds withheld for reinsurance liabilities	—	(78)	—	—	(78)
Contingent consideration, included in Accounts payable and accrued liabilities	—	—	64	—	64
Market risk benefits liability	—	—	635	—	635
Total financial liabilities at fair value	$—	$(78)	$6,016	$—	$5,938

	December 31, 2024
	Level 1	Level 2	Level 3	NAV	Fair Value
Assets
Cash and cash equivalents	$2,264	$—	$—	$—	$2,264
Fixed maturity securities, available-for-sale:
Asset-backed securities	—	7,506	8,143	—	15,649
Commercial mortgage-backed securities	—	5,131	—	—	5,131
Corporates	41	17,496	2,941	—	20,478
Hybrids	35	546	—	—	581
Municipals	—	1,346	—	—	1,346
Residential mortgage-backed securities	—	2,785	3	—	2,788
U.S. Government	158	—	—	—	158
Foreign Governments	—	182	4	—	186
Preferred securities	119	144	7	—	270
Equity securities	88	—	—	57	145
Derivative investments	—	789	3	—	792
Investment in unconsolidated affiliates	—	—	272	—	272
Other long-term investments	—	—	32	—	32
Short term investments	2,355	18	37	—	2,410
Loan receivable, included in Prepaid expenses and other assets	—	—	11	—	11
Market risk benefits asset	—	—	189	—	189
Total financial assets at fair value	$5,060	$35,943	$11,642	$57	$52,702
Liabilities
Derivatives:
Indexed annuities/IUL embedded derivatives, included in Contractholder funds	$—	$—	$5,220	$—	$5,220
Interest rate swaps, included in Accounts payable and accrued liabilities	—	10	—	—	10
Reinsurance related embedded derivatives, included in Funds withheld for reinsurance liabilities	—	(109)	—	—	(109)
Contingent consideration, included in Accounts payable and accrued liabilities	—	—	74	—	74
Market risk benefits liability	—	—	549	—	549
Total financial liabilities at fair value	$—	$(99)	$5,843	$—	$5,744

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

We analyze the third-party valuation methodologies and related inputs to perform assessments to determine the appropriate level within the fair value hierarchy. However, we did not adjust prices received from third parties as of March 31, 2025 or December 31, 2024.

Certain equity investments are measured using NAV as a practical expedient in determining fair value.

Derivative Financial Instruments

Derivative contracts can either be exchange traded or traded over the counter. Exchange traded derivatives typically fall within Level 1 of the fair value hierarchy if there is active trading activity. Two methods are used to value over-the-counter derivatives. When required inputs are available, certain derivatives are valued using valuation pricing models, which represent what we would expect to receive or pay at the balance sheet date if we cancelled or exercised the derivative or entered into offsetting positions. Valuation models require a variety of inputs, which include the use of market-observable inputs, including interest rate, yield curve volatilities, foreign currency exchange rates and other factors. These over-the-counter derivatives are typically classified within Level 2 of the fair value hierarchy as the majority trade in liquid markets, we can verify model inputs and model selection does not involve significant management judgment. When inputs are not available for valuation models, certain over-the-counter derivatives are valued using independent broker quotes, which are based on unobservable market data and classified within Level 3.

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

The fair value measurement of the indexed annuities/IUL embedded derivatives included in Contractholder funds and the reinsured indexed crediting feature embedded derivatives recorded as a component of the Reinsurance recoverable is determined through a combination of market observable information and significant unobservable inputs using the option budget method. The market observable inputs are the market value of option and treasury rates. The significant unobservable inputs are the budgeted option cost (i.e., the expected cost to purchase equity options in future periods to fund the equity indexed linked feature), surrender rates, mortality multiplier and non-performance spread. The mortality multiplier at March 31, 2025 and December 31, 2024 was applied to the 2012 Individual Annuity mortality tables. Increases or decreases in the market value of an option in isolation would result in a higher or lower, respectively, fair value measurement. Increases or decreases in treasury rates, mortality multiplier, surrender rates, or non-performance spread in isolation would result in a lower or higher fair value measurement, respectively. Generally, a change in any one unobservable input would not directly result in a change in any other unobservable input.

Investments in Unconsolidated affiliates

We have elected the fair value option (“FVO”) for certain investments in unconsolidated affiliates as we believe this better aligns them with other investments in unconsolidated affiliates that are measured using NAV as a practical expedient in determining fair value. Investments measured using the FVO are included in Level 3 and the fair values of these investments are determined using a multiple of the affiliates’ earnings before interest, taxes, depreciation and amortization (“EBITDA”). The EBITDA is based on the affiliates’ financial information. The multiple is derived from market analysis of transactions involving comparable companies. The inputs are considered unobservable, as not all market participants have access to this data.

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

Loan receivable

Concurrent with the Roar Joint Venture, LLC (“Roar”) purchase agreement, we executed a separate loan agreement with the sellers of Roar. See Note P - Acquisitions for further details of the Roar acquisition. The loan is collateralized by the sellers’ minority equity stake in Roar. The loan receivable is measured at fair value using a discounted cash flow model applied using a Monte Carlo simulation of estimated cash flows at each measurement period and for each simulated path relative to the estimated collateral value. The Monte Carlo simulation utilizes the outstanding principal balance, a risk-adjusted discount rate, and risk-free rates to discount the expected cash flows and compare to the estimated collateral value for each payment period and simulated path. The discounted cash flow approach applies a company-specific discount rate to future expected interest and payoff payments to calculate the estimated fair value based on the average outcome from the simulation. This loan receivable is included in Level 3 and the inputs are considered unobservable, as not all market participants have access to this data.

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

Market Risk Benefits (“MRBs”)

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

Quantitative information regarding significant unobservable inputs used for recurring Level 3 fair value measurements of financial instruments carried at fair value as of March 31, 2025 and December 31, 2024, excluding assets and liabilities for which significant quantitative unobservable inputs are not developed internally and not readily available to the Company (primarily those valued using broker quotes and certain third-party pricing services), are as follows (in millions):

	March 31, 2025
	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted average)
Assets
Fixed maturity securities, available-for-sale:
Asset-backed securities	$112	Third-Party Valuation	Discount Rate	5.02% - 7.29% (6.28%)
Corporates	688	Third-Party Valuation	Discount Rate	2.09% - 24.33% (6.55%)
Municipals	4	Third-Party Valuation	Discount Rate	5.63% - 5.63% (5.63%)
Residential mortgage-backed securities	3	Third-Party Valuation	Discount Rate	5.65% - 5.65% (5.65%)
Foreign Governments	4	Third-Party Valuation	Discount Rate	10.86% - 10.86% (10.86%)
Investment in unconsolidated affiliates	272	Market Comparable Company Analysis	EBITDA Multiple	9.7x - 14.1x (11.8x)
Other long-term investments:
Available-for-sale embedded derivative	32	Black Scholes Model	Market Value of AnchorPath Fund	100.00%
Prepaid expenses and other assets:
Loan receivable	11	Discounted Cash Flow	Risk-Adjusted Discount Rate	6.94% - 6.94% (6.94%)
			Collateral Volatility	35.00% - 35.00% (35.00%)
Market risk benefits asset	187	Discounted Cash Flow	Mortality	80.00% - 115.00% (100.00%)
			Surrender Rates	0.25% - 30.00% (5.01%)
			Partial Withdrawal Rates	2.00% - 24.39% (2.48%)
			Non-Performance Spread	0.48% - 0.95% (0.75%)
			GMWB Utilization	50.00% - 75.00% (62.06%)
Total financial assets at fair value (a)	$1,313

March 31, 2025
	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted average)
Liabilities
Derivatives:
Indexed annuities/IUL embedded derivatives, included in Contractholder funds	$5,316	Discounted Cash Flow	Market Value of Option	0.00% - 19.44% (1.98%)
			Mortality Multiplier	80.00% - 115.00% (100.00%)
			Surrender Rates	0.25% - 50.00% (6.70%)
			Partial Withdrawals	2.00% - 37.04% (2.71%)
			Non-Performance Spread	0.48% - 0.95% (0.75%)
			Option Cost	0.07% - 5.70% (2.72%)
Accounts payable and accrued liabilities:
Contingent consideration	64	Discounted Cash Flow	Risk-Adjusted Discount Rate	13.00% - 13.00% (13.00%)
			EBITDA Volatility	35.00% - 35.00% (35.00%)
			Counterparty Discount Rate	6.50% - 6.50% (6.50%)
Market risk benefits liability	635	Discounted Cash Flow	Mortality	80.00% - 115.00% (100.00%)
			Surrender Rates	0.25% - 30.00% (5.01%)
			Partial Withdrawal Rates	2.00% - 24.39% (2.48%)
			Non-Performance Spread	0.48% - 0.95% (0.75%)
			GMWB Utilization	50.00% - 75.00% (62.06%)
Total financial liabilities at fair value	$6,015
(a)Assets of $11,107 million and liabilities of $1 million for which significant quantitative unobservable inputs are not developed internally and not readily available to the Company (primarily those valued using broker quotes and certain third-party pricing services) are excluded from the respective totals in the table above.

	December 31, 2024
	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted average)
Assets
Asset-backed securities	$95	Third-Party Valuation	Discount Rate	4.83% - 7.15% (6.33%)
Corporates	750	Third-Party Valuation	Discount Rate	2.00% - 22.53% (6.76%)
Residential mortgage-backed securities	3	Third-Party Valuation	Discount Rate	5.89% - 5.89% (5.89%)
Foreign Governments	4	Third-Party Valuation	Discount Rate	12.14% - 12.14% (12.14%)
Investment in unconsolidated affiliates	272	Market Comparable Company Analysis	EBITDA Multiple	8.7x - 23.6x (14.6x)
Other long-term investments:
Available-for-sale embedded derivative	32	Black Scholes Model	Market Value of Fund	100.00%
Prepaid expenses and other assets
Loan receivable	11	Discounted Cash Flow	Risk-Adjusted Discount Rate	7.22% - 7.22% (7.22%)
			Collateral Volatility	35.00% - 35.00% (35.00%)
Market risk benefits asset	$189	Discounted Cash Flow	Mortality	80.00% - 115.00% (100.00%)
			Surrender Rates	0.25% - 30.00% (5.05%)
			Partial Withdrawal Rates	2.00% - 24.39% (2.48%)
			Non-Performance Spread	0.48% -0.95% (0.75%)
			GMWB Utilization	50.00% -75.00% (61.77%)
Total financial assets at fair value (a)	$1,356

Liabilities
Derivatives:
Indexed annuities/ IUL embedded derivatives, included in Contractholder funds	$5,220	Discounted Cash Flow	Market Value of Option	0.00% - 20.81% (2.92%)
			Mortality Multiplier	80.00% - 115.00% (100.00%)
			Surrender Rates	0.25% - 50.00% (6.94%)
			Partial Withdrawals	2.00% - 35.71% (2.72%)
			Non-Performance Spread	0.48% - 0.95% (0.75%)
			Option Cost	0.07% - 5.70% (2.68%)

December 31, 2024
	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted average)
Accounts payable and accrued liabilities:
Contingent consideration	$74	Discounted Cash Flow	Risk-Adjusted Discount Rate	13.50% - 13.50% (13.50%)
			EBITDA Volatility	35.00% - 35.00% (35.00%)
			Counterparty Discount Rate	6.50% - 6.50% (6.50%)
Market risk benefits liability	549	Discounted Cash Flow	Mortality	80.00% - 115.00% (100.00%)
			Surrender Rates	0.25% - 30.00% (5.05%)
			Partial Withdrawal Rates	2.00% - 24.39% (2.48%)
			Non-Performance Spread	0.48% - 0.95% (0.75%)
			GMWB Utilization	50.00% -75.00% (61.77%)
Total financial liabilities at fair value	$5,843
(a)Assets of $10,286 million for which significant quantitative unobservable inputs are not developed internally and not readily available to the Company (primarily those valued using broker quotes and certain third-party pricing services) are excluded from the respective totals in the table above.

The following tables summarize changes to the Company’s financial instruments carried at fair value and classified within Level 3 of the fair value hierarchy for the three months ended March 31, 2025 and 2024 (in millions). The gains and losses below may include changes in fair value due in part to observable inputs that are a component of the valuation methodology.

	Three months ended March 31, 2025
	Balance at Beginning of Period	Total Gains (Losses) for Assets and (Gains) Losses for Liabilities		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period	Change in Unrealized Included in OCI
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities, available-for-sale:
Asset-backed securities	$8,143	$1	$3	$1,029	$(143)	$(185)	$—	$8,848	$2
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—
Corporates	2,941	(13)	35	345	(311)	(11)	—	2,986	33
Hybrids	—	—	—	6	—	—	—	6	—
Municipals	—	—	—	4	—	—	—	4	—
Residential mortgage-backed securities	3	—	—	—	—	—	—	3	—
Foreign Governments	4	—	—	19	—	—	—	23	—
Preferred securities	7	(1)	1	—	—	—	—	7	—
Derivative investments	3	—	(2)	—	—	—	—	1	(2)
Investment in unconsolidated affiliates	272	—	—	—	—	—	—	272	—
Other long-term investments:
Available-for-sale embedded derivative	32	—	—	—	—	—	—	32	—
Short term investments	37	—	—	3	—	—	—	40	—
Prepaid expenses and other assets:
Loan receivable	11	—	—	—	—	—	—	11	—
Subtotal assets at Level 3 fair value	11,453	$(13)	$37	$1,406	$(454)	$(196)	$—	12,233	$33
Market risk benefits asset (b)	189							187
Total assets at Level 3 fair value	$11,642							$12,420
Liabilities
Derivatives:
Indexed annuities/ IUL embedded derivatives, included in Contractholder funds	$5,220	$(67)	$—	$256	$—	$(93)	$—	$5,316	$—
Interest rate swaps	—	—	1	—	—	—	—	1	(1)
Accounts payable and accrued liabilities:
Contingent consideration	74	2	—	—	—	(12)	—	64	—
Subtotal liabilities at Level 3 fair value	5,294	$(65)	$1	$256	$—	$(105)	$—	5,381	$(1)
Market risk benefits liability (b)	549							635
Total liabilities at Level 3 fair value	$5,843							$6,016
(a)The net transfers out of Level 3 during the three months ended March 31, 2025 were exclusively to Level 2.
(b)Refer to Note G - Market Risk Benefits for roll forward activity of the net Market Risk Benefits Asset and Liability.

	Three months ended March 31, 2024
	Balance at Beginning of Period	Total Gains (Losses) for Assets and (Gains) Losses for Liabilities		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period	Change in Unrealized Included in OCI
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities, available-for-sale:
Asset-backed securities	$7,122	$(12)	$104	$762	$(19)	$(202)	$(19)	$7,736	$104
Commercial mortgage-backed securities	18	—	—	1	—	—	(7)	12	—
Corporates	1,970	—	13	217	—	(22)	—	2,178	13
Municipals	49	—	1	—	(32)	—	—	18	1
Residential mortgage-backed securities	3	—	—	1	—	—	—	4	—
Foreign Governments	16	—	—	—	—	(11)	—	5	—
Preferred securities	7	—	—	—	—	—	—	7	—
Interest rate swaps	57	(48)	—	—	—	—	—	9	—
Investment in unconsolidated affiliates	285	58	—	—	—	—	—	343	—
Other long-term investments:
Available-for-sale embedded derivative	27	—	3	—	—	—	—	30	3
Credit linked note	10	—	—	—	—	(1)	—	9	—
Short-term investments	—	—	—	9	—	—	—	9	—
Subtotal assets at Level 3 fair value	9,564	$(2)	$121	$990	$(51)	$(236)	$(26)	10,360	$121
Market risk benefits asset (b)	88							95
Total assets at Level 3 fair value	$9,652							$10,455
Liabilities
Derivatives:
Indexed annuities/IUL embedded derivatives, included in Contractholder funds	$4,258	$200	$—	$288	$—	$(67)	$—	$4,679	$—
Interest rate swaps	—	19	—	—	—	—	—	19	—
Accounts payable and accrued liabilities:
Contingent consideration (c)	—	9	—	48	—	—	—	57	—
Subtotal liabilities at Level 3 fair value	4,258	$228	$—	$336	$—	$(67)	$—	4,755	$—
Market risk benefits liability (b)	403							425
Total liabilities at Level 3 fair value	$4,661							$5,180
(a)The net transfers out of Level 3 during the three months ended March 31, 2024 were exclusively to Level 2.
(b)Refer to Note G - Market Risk Benefits for roll forward activity of the net Market Risk Benefits Asset and Liability.
(c)The initial contingent consideration recorded in the Roar transaction is included in purchases in the table above. Refer to Note P - Acquisitions for more information.

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

Notes Payable

The fair value of notes payable, with the exception of our revolving credit facility, is based on quoted market prices of debt with similar credit risk and tenor. The inputs used to measure the fair value of these notes payable results in a Level 2 classification within the fair value hierarchy.

The carrying value of our revolving credit facility approximates fair value as the rates are comparable to those at which we could currently borrow under similar terms. As such, the fair value of our revolving credit facility was classified as a Level 2 measurement. At March 31, 2025 and December 31, 2024, the outstanding balance of the revolving credit facility was $0.

The following tables provide the carrying value and estimated fair value of our financial instruments that are carried on the unaudited Condensed Consolidated Balance Sheets at amounts other than fair value, summarized according to the fair value hierarchy previously described (in millions).

	March 31, 2025
	Level 1	Level 2	Level 3	NAV	Total Estimated Fair Value	Carrying Amount
Assets
FHLB common stock	$—	$156	$—	$—	$156	$156
Commercial mortgage loans	—	—	2,534	—	2,534	2,788
Residential mortgage loans	—	—	3,338	—	3,338	3,578
Investments in unconsolidated affiliates	—	—	4	3,851	3,855	3,855
Policy loans	—	—	115	—	115	115
Company-owned life insurance	—	—	399	—	399	399
Total	$—	$156	$6,390	$3,851	$10,397	$10,891

Liabilities
Investment contracts, included in Contractholder funds	$—	$—	$47,722	$—	$47,722	$52,507
Notes payable	—	2,290	—	—	2,290	2,234
Total	$—	$2,290	$47,722	$—	$50,012	$54,741

	December 31, 2024
	Level 1	Level 2	Level 3	NAV	Total Estimated Fair Value	Carrying Amount
Assets
FHLB common stock	$—	$153	$—	$—	$153	$153
Commercial mortgage loans	—	—	2,404	—	2,404	2,705
Residential mortgage loans	—	—	2,916	—	2,916	3,221
Investments in unconsolidated affiliates	—	—	5	3,288	3,293	3,293
Policy loans	—	—	104	—	104	104
Company-owned life insurance	—	—	395	—	395	395
Total	$—	$153	$5,824	$3,288	$9,265	$9,871

Liabilities
Investment contracts, included in Contractholder funds	$—	$—	$46,339	$—	$46,339	$51,184
Notes payable	—	2,228	—	—	2,228	2,171
Total	$—	$2,228	$46,339	$—	$48,567	$53,355

For investments for which NAV is used as a practical expedient for fair value, we do not have any significant restrictions in our ability to liquidate our positions in these investments, other than obtaining general partner approval, nor do we believe it is probable that a price less than NAV would be received in the event of a liquidation.

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

	March 31, 2025
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
Asset-backed securities	$16,429	$(15)	$174	$(326)	$16,262
Commercial mortgage-backed securities	5,260	(50)	51	(170)	5,091
Corporates	23,956	(14)	149	(2,591)	21,500
Hybrids	537	—	3	(28)	512
Municipals	1,591	—	5	(226)	1,370
Residential mortgage-backed securities	2,780	(1)	41	(79)	2,741
U.S. Government	208	—	2	(1)	209
Foreign Governments	265	—	1	(42)	224
Total AFS securities	$51,026	$(80)	$426	$(3,463)	$47,909

	December 31, 2024
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
Asset-backed securities	$15,777	$(13)	$202	$(317)	$15,649
Commercial mortgage-backed securities	5,327	(49)	53	(200)	5,131
Corporates	23,177	—	103	(2,802)	20,478
Hybrids	604	—	6	(29)	581
Municipals	1,592	—	3	(249)	1,346
Residential mortgage-backed securities	2,861	—	32	(105)	2,788
U.S. Government	160	—	1	(3)	158
Foreign Governments	231	—	—	(45)	186
Total AFS securities	$49,729	$(62)	$400	$(3,750)	$46,317

Securities held on deposit with various state regulatory authorities had a fair value of $16 million and $866 million at March 31, 2025 and December 31, 2024, respectively.

As of March 31, 2025 and December 31, 2024, the Company held $33 million and $32 million, respectively, of investments that were non-income producing for a period greater than twelve months.

As of March 31, 2025 and December 31, 2024, the Company's accrued interest receivable balance, excluding accrued interest receivable balances related to mortgage loans discussed below under “Mortgage Loans,” was $467 million and $465 million, respectively. Accrued interest receivable is classified within Prepaid expenses and other assets within the unaudited Condensed Consolidated Balance Sheets.

In accordance with our FHLB agreements, the investments supporting the funding agreement liabilities are pledged as collateral to secure the FHLB funding agreement liabilities and are not available to us for general purposes. The collateral investments had a fair value of $4,740 million and $4,289 million as of March 31, 2025 and December 31, 2024, respectively.

The amortized cost and fair value of fixed maturity securities by contractual maturities, as applicable, are shown below (in millions). Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	March 31, 2025
	Amortized Cost	Fair Value
Corporates, Non-structured Hybrids, Municipal, Foreign and U.S. Government Securities:
Due in one year or less	$603	$603
Due after one year through five years	4,117	4,103
Due after five years through ten years	5,124	5,011
Due after ten years	16,713	14,098
Subtotal	26,557	23,815
Other securities, which provide for periodic payments:
Asset-backed securities	16,429	16,262
Commercial mortgage-backed securities	5,260	5,091
Residential mortgage-backed securities	2,780	2,741
Subtotal	24,469	24,094
Total fixed maturity AFS securities	$51,026	$47,909

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
•The reasons for the decline in value (credit event, foreign currency or interest-rate related, including general credit spread widening);
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

If we intend to sell a fixed maturity security or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis and the fair value of the security is below amortized cost, we will write down the security to current fair value, with a corresponding charge, net of any amount previously recognized as an allowance for expected credit loss, to Recognized gains and (losses), net in the unaudited Condensed Consolidated Statements of Operations. If we do not intend to sell a fixed maturity security or it is more likely than not that we will not be required to sell a fixed maturity security before recovery of its amortized cost basis but believe amounts related to a security are uncollectible, an impairment is deemed to have occurred and the amortized cost is written down to the estimated recovery value with a corresponding charge, net of any amount previously recognized as an allowance for expected credit loss, to Recognized gains and (losses), net in the unaudited Condensed Consolidated Statements of Operations. The remainder of unrealized loss is held in AOCI in the unaudited Condensed Consolidated Statements of Equity.

The activity in the allowance for expected credit losses of AFS securities aggregated by investment category was as follows (in millions):

	Three months ended March 31, 2025
		Additions		Reductions
	Balance at Beginning of Period	For credit losses on securities for which losses were not previously recorded	(Additions) reductions in allowance recorded on previously impaired securities	For securities sold during the period	For securities intended/required to be sold prior to recovery of amortized cost basis	Write offs charged against the allowance	Recoveries of amounts previously written off	Balance at End of Period
AFS securities
Asset-backed securities	$(13)	$—	$(2)	$—	$—	$—	$—	$(15)
Commercial mortgage-backed securities	(49)	(1)	—	—	—	—	—	(50)
Corporates	—	(14)		—	—	—	—	(14)
Residential mortgage-backed securities	—	—	(1)	—	—	—	—	(1)
Total AFS securities	$(62)	$(15)	$(3)	$—	$—	$—	$—	$(80)

	Three months ended March 31, 2024
		Additions		Reductions
	Balance at Beginning of Period	For credit losses on securities for which losses were not previously recorded	(Additions) reductions in allowance recorded on previously impaired securities	For securities sold during the period	For securities intended/required to be sold prior to recovery of amortized cost basis	Write offs charged against the allowance	Recoveries of amounts previously written off	Balance at End of Period
AFS securities
Asset-backed securities	$(11)	$(1)	$1	$—	$—	$—	—	$(11)
Commercial mortgage-backed securities	(22)	—	1	—	—	—	—	(21)
Residential mortgage-backed securities	(2)	—	1	—	—	—	—	(1)
Total AFS securities	$(35)	$(1)	$3	$—	$—	$—	$—	$(33)

There were no purchases of purchased credit deteriorated AFS securities during the three months ended March 31, 2025 and for the year ended December 31, 2024.

The fair value and gross unrealized losses of AFS securities, excluding securities in an unrealized loss position with an allowance for expected credit loss, aggregated by investment category and duration of fair value below amortized cost as of March 31, 2025 and December 31, 2024 were as follows (dollars in millions):

	March 31, 2025
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS securities
Asset-backed securities	$5,365	$(48)	$2,622	$(263)	$7,987	$(311)
Commercial mortgage-backed securities	693	(13)	1,336	(141)	2,029	(154)
Corporates	5,415	(138)	9,322	(2,453)	14,737	(2,591)
Hybrids	100	(5)	306	(23)	406	(28)
Municipals	179	(9)	985	(217)	1,164	(226)
Residential mortgage-backed securities	494	(4)	439	(69)	933	(73)
U.S. Government	6	—	10	(1)	16	(1)
Foreign Government	46	(1)	130	(42)	176	(43)
Total AFS securities	$12,298	$(218)	$15,150	$(3,209)	$27,448	$(3,427)
Total number of AFS securities in an unrealized loss position less than twelve months						1,839
Total number of AFS securities in an unrealized loss position twelve months or longer						2,064
Total number of AFS securities in an unrealized loss position						3,903

	December 31, 2024
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS securities
Asset-backed securities	$1,164	$(30)	$2,637	$(276)	$3,801	$(306)
Commercial mortgage-backed securities	699	(10)	1,508	(175)	2,207	(185)
Corporates	6,524	(202)	9,234	(2,600)	15,758	(2,802)
Hybrids	105	(4)	380	(25)	485	(29)
Municipals	261	(12)	966	(237)	1,227	(249)
Residential mortgage-backed securities	898	(16)	459	(89)	1,357	(105)
U.S. Government	93	(2)	10	(1)	103	(3)
Foreign Government	51	(1)	128	(44)	179	(45)
Total AFS securities	$9,795	$(277)	$15,322	$(3,447)	$25,117	$(3,724)
Total number of AFS securities in an unrealized loss position less than twelve months						1,838
Total number of AFS securities in an unrealized loss position twelve months or longer						2,113
Total number of AFS securities in an unrealized loss position						3,951

We determined the unrealized losses were caused by higher treasury rates compared to those at the time of the FNF acquisition or the purchase of the security if later. For securities in an unrealized loss position as of March 31, 2025, our allowance for expected credit loss was $80 million. We believe the unrealized loss position for which we have not recorded an allowance for expected credit loss as of March 31, 2025 was primarily attributable to interest rate increases, near-term illiquidity, and other macroeconomic uncertainties as opposed to issuer specific credit concerns.

Mortgage Loans
Our mortgage loans are collateralized by commercial and residential properties.
Commercial Mortgage Loans

Commercial mortgage loans (“CMLs”) represented approximately 5% of our total investments reported on the unaudited Condensed Consolidated Balance Sheets for both March 31, 2025 and December 31, 2024. The mortgage loans in our investment portfolio, are generally comprised of high quality commercial first lien and mezzanine real estate loans. Mortgage loans are primarily on income producing properties including industrial properties, retail buildings, multifamily properties and office buildings. We diversify our CML portfolio by geographic region and property type to attempt to reduce concentration risk. We continuously evaluate CMLs based on relevant current information to ensure properties are performing at a consistent and acceptable level to secure the related debt. The distribution of CMLs, gross of valuation allowances, by property type and geographic region is reflected in the following tables (dollars in millions):

	March 31, 2025		December 31, 2024
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Property Type:
Hotel	$17	1%	$17	1%
Industrial	657	23	657	24
Mixed Use	11	—	11	—
Multifamily	1,024	37	1,006	37
Office	349	12	349	13
Retail	75	3	98	4
Student Housing	83	3	83	3
Other	589	21	501	18
Total CMLs, gross of valuation allowance	2,805	100%	2,722	100%
Allowance for expected credit loss	(17)		(17)
Total CMLs, net of valuation allowance	$2,788		$2,705

U.S. Region:
East North Central	$99	4%	$98	4%
East South Central	75	3	75	3
Middle Atlantic	348	12	354	13
Mountain	409	15	409	15
New England	164	6	164	6
Pacific	726	26	706	26
South Atlantic	742	26	683	25
West North Central	62	2	62	2
West South Central	180	6	171	6
Total CMLs, gross of valuation allowance	2,805	100%	2,722	100%
Allowance for expected credit loss	(17)		(17)
Total CMLs, net of valuation allowance	$2,788		$2,705

An individual loan, or a portion thereof, is charged off when it is determined to be uncollectible. There were no charge offs for CMLs during the three month period ended March 31, 2025 and for the year ended December 31, 2024. CMLs segregated by aging of the loans (by year of origination) as of March 31, 2025 and December 31, 2024, were as follows, gross of valuation allowances (in millions):

	March 31, 2025
	Amortized Cost by Origination Year
	2025	2024	2023	2022	2021	Prior	Total
Current (less than 30 days past due)	$99	$283	$228	$290	$1,253	$642	$2,795
30-89 days past due	—	—	—	—	—	—	—
90 days or more past due	—	—	—	—	—	10	10
Total CMLs	$99	$283	$228	$290	$1253	$652	$2,805

	December 31, 2024
	Amortized Cost by Origination Year
	2024	2023	2022	2021	2020	Prior	Total
Current (less than 30 days past due)	$273	$227	$290	$1,253	$469	$201	$2,713
30-89 days past due	—	—	—	—	—	—	—
90 days or more past due	—	—	—	—	—	9	9
Total CMLs	$273	$227	$290	$1,253	$469	$210	$2,722

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

The following tables present the recorded investment in CMLs by LTV and DSC ratio categories and estimated fair value by the indicated loan-to-value ratios, gross of valuation allowances at March 31, 2025 and December 31, 2024 (dollars in millions):

	Debt-Service Coverage Ratios			Total Amount	% of Total	Estimated Fair Value	% of Total
	>1.25	1.00 - 1.25	<1.00
March 31, 2025
LTV Ratios:
Less than 50.00%	$437	$40	$—	$477	17%	$467	18%
50.00% to 59.99%	853	141	12	1,006	36	909	36
60.00% to 74.99%	1,251	54	—	1,305	46	1,141	45
75.00% to 84.99%	4	4	9	17	1	17	1
Total CMLs	$2,545	$239	$21	$2,805	100%	$2,534	100%

December 31, 2024
LTV Ratios:
Less than 50.00%	$490	$34	$—	$524	19%	$501	21%
50.00% to 59.99%	803	112	12	927	34	826	34
60.00% to 74.99%	1,238	16	—	1,254	46	1,060	44
75.00% to 84.99%	4	4	9	17	1	17	1
Total CMLs	$2,535	$166	$21	$2,722	100%	$2,404	100%

	March 31, 2025
	Amortized Cost by Origination Year
	2025	2024	2023	2022	2021	Prior	Total
LTV Ratios:
Less than 50.00%	$24	$73	$100	$19	$74	$187	$477
50.00% to 59.99%	—	115	53	149	346	343	1,006
60.00% to 74.99%	75	91	71	113	833	122	1,305
75.00% to 84.99%	—	4	4	9	—	—	17
Total CMLs	$99	$283	$228	$290	$1253	$652	$2,805

DSCR
Greater than 1.25x	$89	$112	$190	$278	$1,241	$635	$2,545
1.00x - 1.25x	10	171	38	3	—	17	239
Less than 1.00x	—	—	—	9	12	—	21
Total CMLs	$99	$283	$228	$290	$1253	$652	$2,805

	December 31, 2024
	Amortized Cost by Origination Year
	2024	2023	2022	2021	2020	Prior	Total
LTV Ratios:
Less than 50.00%	$66	$99	$19	$74	$189	$77	$524
50.00% to 59.99%	112	53	149	321	159	133	927
60.00% to 74.99%	91	71	113	858	121	—	1,254
75.00% to 84.99%	4	4	9	—	—	—	17
Total CMLs	$273	$227	$290	$1,253	$469	$210	$2,722

DSCR
Greater than 1.25x	$140	$215	$278	$1,241	$469	$192	$2,535
1.00x - 1.25x	133	12	3	—	—	18	166
Less than 1.00x	—	—	9	12	—	—	21
Total CMLs	$273	$227	$290	$1,253	$469	$210	$2,722

We recognize a mortgage loan as delinquent when payments on the loan are greater than 30 days past due. As of March 31, 2025 and December 31, 2024, we had one CML that was delinquent in principal or interest payments as shown in the tables above.

Residential Mortgage Loans
Residential mortgage loans (“RMLs”) represented approximately 6% and 5% of our total investments reported on the unaudited Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024, respectively. Our RMLs are primarily closed end, amortizing loans and 100% of the properties are located in the United States. We diversify our RML portfolio by state to attempt to reduce concentration risk. The distribution of RMLs by state with highest-to-lowest concentration are reflected in the following tables, gross of valuation allowances (dollars in millions):

	March 31, 2025
	Amortized Cost	% of Total
U.S. States:
Florida	$176	5%
All other states (a)	3,458	95
Total RMLs, gross of valuation allowance	3,634	100%
Allowance for expected credit loss	(56)
Total RMLs, net of valuation allowance	$3,578
(a)The individual concentration of each state is less than 5% as of March 31, 2025.

	December 31, 2024
	Amortized Cost	% of Total
U.S. States:
Florida	$164	5%
All other states (a)	3,110	95
Total RMLs, gross of valuation allowance	3,274	100%
Allowance for expected credit loss	(53)
Total RMLs, net of valuation allowance	$3,221
(a)The individual concentration of each state is less than 5% as of December 31, 2024.

RMLs have a primary credit quality indicator of either a performing or non-performing loan. We define non-performing RMLs as those that are 90 or more days past due or in non-accrual status, which is assessed monthly. The credit quality of RMLs as of March 31, 2025 and December 31, 2024, was as follows (dollars in millions):

	March 31, 2025		December 31, 2024
	Amortized Cost	% of Total	Amortized Cost	% of Total
Performing	$3,562	98%	$3,188	97%
Non-performing	72	2	86	3
Total RMLs, gross of valuation allowance	3,634	100%	3,274	100%
Allowance for expected loan loss	(56)		(53)
Total RMLs, net of valuation allowance	$3,578		$3,221

An individual loan, or a portion thereof, is charged off when it is determined to be uncollectible. There were no charge offs recorded by RMLs during the three months ended March 31, 2025 or during the year ended December 31, 2024. RMLs segregated by aging of the loans (by year of origination) as of March 31, 2025 and December 31, 2024, were as follows, gross of valuation allowances (in millions):

	March 31, 2025
	Amortized Cost by Origination Year
	2025	2024	2023	2022	2021	Prior	Total
Current (less than 30 days past due)	$311	$719	$372	$886	$793	$460	$3,541
30-89 days past due	—	4	2	6	2	7	21
90 days or more past due	—	1	2	11	26	32	72
Total RMLs	$311	$724	$376	$903	$821	$499	$3,634

	December 31, 2024
	Amortized Cost by Origination Year
	2024	2023	2022	2021	2020	Prior	Total
Current (less than 30 days past due)	$610	$368	$911	$805	$162	$312	$3,168
30-89 days past due	1	6	4	6	1	3	21
90 days or more past due	3	2	13	29	13	25	85
Total RMLs	$614	$376	$928	$840	$176	$340	$3,274

    Non-accrual loans by amortized cost as of March 31, 2025 and December 31, 2024, were as follows (in millions):

	March 31, 2025	December 31, 2024
Residential mortgage:	$72	$85
Commercial mortgage:	10	9
Total non-accrual mortgages	$82	$94

Immaterial interest income was recognized on non-accrual financing receivables for the three months ended March 31, 2025 and March 31, 2024.

It is our policy to cease to accrue interest on loans that are delinquent for 90 days or more. For loans less than 90 days delinquent, interest is accrued unless it is determined that the accrued interest is not collectible. If a loan becomes 90 days or more delinquent, it is our general policy to initiate foreclosure proceedings unless a workout arrangement to bring the loan current is in place. As of March 31, 2025 and December 31, 2024, we had $82 million and $94 million respectively, of mortgage loans that were over 90 days past due.

As of March 31, 2025 and December 31, 2024, we had $77 million and $81 million, respectively, of residential mortgage loans that were in the process of foreclosure.

Loan Modifications

Under certain circumstances, modifications are granted to mortgage loans. Generally, the types of concessions may include interest rate reduction, term extension, payment deferrals, principal forgiveness or a combination of these concessions. We had an immaterial amount of mortgage loans modified during the three months ended March 31, 2025 and March 31, 2024.

Allowance for Expected Credit Loss

We estimate expected credit losses for our commercial and residential mortgage loan portfolios using a probability of default/loss given default model. Significant inputs to this model include, where applicable, the loans' current performance, underlying collateral type, location, contractual life, LTV, DSC and Debt to Income or FICO. The model projects losses using a two-year reasonable and supportable forecast and then reverts over a three-year period to market-wide historical loss experience. Changes in our allowance for expected credit losses on mortgage loans are recognized in Recognized gains and (losses), net in the unaudited Condensed Consolidated Statements of Operations.

The allowances for our mortgage loan portfolio are summarized as follows (in millions):

	Three months ended March 31, 2025
	Residential Mortgage	Commercial Mortgage	Total
Beginning Balance	$(53)	$(17)	$(70)
Provision expense for loan losses	(3)	—	(3)
Ending Balance	$(56)	$(17)	$(73)

	Three months ended March 31, 2024
	Residential Mortgage	Commercial Mortgage	Total
Beginning Balance	$(54)	$(12)	$(66)
Provision expense for loan losses	—	(1)	(1)
Ending Balance	$(54)	$(13)	$(67)

An allowance for expected credit loss is not measured on accrued interest income for CMLs as we have a process to write-off interest on loans that enter into non-accrual status (90 days or more past due). Allowances for expected credit losses are measured on accrued interest income for RMLs and were immaterial for the three months ended March 31, 2025 and March 31, 2024.

There were no purchases of purchased credit deteriorated mortgage loans during the three months ended March 31, 2025 and for the year ended December 31, 2024.

As of March 31, 2025 and December 31, 2024, the accrued interest receivable balance on CMLs totaled $9 million and $8 million, respectively, and the accrued interest receivable on RMLs totaled $31 million and $28 million, respectively. Accrued interest receivable is classified within Prepaid expenses and other assets within the unaudited Condensed Consolidated Balance Sheets.

Interest and Investment Income

The major sources of Interest and investment income reported on the unaudited Condensed Consolidated Statements of Operations were as follows (in millions):

	Three months ended March 31,
	2025	2024
Fixed maturity securities, available-for-sale	$549	$516
Equity securities	5	6
Preferred securities	3	6
Mortgage loans	82	66
Invested cash and short-term investments	34	28
Limited partnerships	54	54
Other investments	2	10
Gross investment income	729	686
Investment expense	(63)	(70)
Interest and investment income	$666	$616

Interest and investment income is shown net of amounts attributable to certain funds withheld reinsurance agreements which is passed along to the reinsurer in accordance with the terms of these agreements. Interest and investment income attributable to these agreements, and thus excluded from the totals in the table above, was $184 million and $127 million for the three months ended March 31, 2025 and March 31, 2024, respectively.

Recognized Gains and (Losses), Net

Details underlying Recognized gains and (losses), net reported on the unaudited Condensed Consolidated Statements of Operations were as follows (in millions):

	Three months ended March 31,
	2025	2024
Net realized (losses) on fixed maturity available-for-sale securities	$(1)	$(19)
Net realized/unrealized (losses) on equity securities (a)	(15)	(1)
Net realized/unrealized (losses) gains on preferred securities (b)	(1)	10
Net realized/unrealized gains on other invested assets	1	58
Change in allowance for expected credit losses	(22)	—
Derivatives and embedded derivatives:
Realized (losses) gains on certain derivative instruments	(25)	21
Unrealized (losses) gains on certain derivative instruments	(159)	158
Change in fair value of reinsurance related embedded derivatives (c)	(41)	(18)
Change in fair value of other derivatives and embedded derivatives	—	3
Net realized/ unrealized (losses) gains on derivatives and embedded derivatives	(225)	164
Recognized gains and (losses), net	$(263)	$212
(a)Includes net valuation losses of $5 million and $1 million for the three months ended March 31, 2025 and March 31, 2024, respectively.
(b)Includes net valuation gains of an immaterial amount and $9 million for the three months ended March 31, 2025 and March 31, 2024, respectively.
(c)Change in fair value of reinsurance related embedded derivatives is due to activity related to the reinsurance treaties.

Recognized gains and (losses), net is shown net of amounts attributable to certain funds withheld reinsurance agreements which are passed along to the reinsurer in accordance with the terms of these agreements. Recognized gains and (losses) attributable to these agreements, and thus excluded from the totals in the table above, were $(42) million and $(19) million for the three months ended March 31, 2025 and March 31, 2024, respectively.

The proceeds from the sale of fixed-maturity securities and the gross gains and losses associated with those transactions were as follows (in millions):

	Three months ended March 31,
	2025	2024
Proceeds	$2,058	$578
Gross gains	12	8
Gross losses	(13)	(24)

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

For limited partnerships, our maximum loss exposure with respect to these VIEs is limited to the investment carry amounts reported in our unaudited Condensed Consolidated Balance Sheets in addition to any required unfunded commitments. For fixed maturity securities, our maximum loss exposure with respect to these VIEs is limited to the amortized cost in addition to any required unfunded commitments (also refer to Note N - Commitments and Contingencies).

The following table summarizes the carrying value and the maximum loss exposure of our unconsolidated VIEs as of March 31, 2025 and December 31, 2024 (in millions):

	March 31, 2025		December 31, 2024
	Carrying Value	Maximum Loss Exposure	Carrying Value	Maximum Loss Exposure
Investment in unconsolidated affiliates	$4,127	$5,284	$3,565	$4,703
Fixed maturity securities	23,774	24,747	23,242	24,242
Total unconsolidated VIE investments	$27,901	$30,031	$26,807	$28,945
Concentrations

Our underlying investment concentrations that exceed 10% of shareholders equity are as follows (in millions):

	March 31, 2025	December 31, 2024
Blackstone Wave Asset Holdco (a)	$689	$710
Prime Notes LLC (b)	560	—
Blackstone Cooper Asset Holdco (a)	449	472
(a)Represents a special purpose vehicle that holds investments in numerous limited partnership investments whose underlying investments are further diversified by holding interest in multiple individual investments and industries.

(b)Represents institutional grade asset-backed securities.

Note D — Derivative Financial Instruments

Refer to Note A - Basis of Financial Statements, for a description of the Company’s accounting policies for derivative financial instruments and Note B - Fair Value of Financial Instruments for descriptions of the fair value methodologies used for derivative financial instruments.

The notional and carrying amounts of derivative financial instruments, including derivative instruments embedded in indexed annuities and IUL contracts, and reinsurance are as follows (in millions):

	March 31, 2025			December 31, 2024
	Gross Notional	Assets	Liabilities	Gross Notional	Assets	Liabilities
Derivatives designated as hedging instruments
Interest rate swaps (a)	$350	$9	$—	$—	$—	$—
Foreign currency swaps (a)	60	1	1	39	2	—
Total derivatives designated as hedging instruments	410	10	1	39	2	—

Derivatives not designated as hedging instruments
Equity options (a)	$31,986	$632	$—	$29,594	$773	$—
Interest rate swaps (a)	5,545	59	—	5,040	16	10
Futures contracts (a)	—	1	—	—	—	—
Other derivative investments (a)	88	—	—	118	1	—
Other embedded derivatives (b)	—	32	—	—	32	—
Indexed annuities/IUL embedded derivatives (c)	—	—	5,316	—	—	5,220
Reinsurance related embedded derivatives (d)	—	—	(78)	—	—	(109)
Total derivatives not designated as hedging instruments	37,619	724	5,238	34,752	822	5,121
Total derivatives	$38,029	$734	$5,239	$34,791	$824	$5,121
(a)The fair value of derivative assets are reported in Derivative investments, and the fair value of derivative liabilities are reported in Accounts payable and accrued liabilities on the unaudited Condensed Consolidated Balance Sheets.
(b)The fair value is included in Other long term investments on the unaudited Condensed Consolidated Balance Sheets.
(c)The fair value is included in Contractholder funds on the unaudited Condensed Consolidated Balance Sheets.
(d)The fair value of the embedded derivative asset is included in Funds withheld for reinsurance liabilities as a contra-liability on the unaudited Condensed Consolidated Balance Sheets.

The amounts and locations of gains (losses) recognized for derivatives and gains (losses) recognized for hedged items included in the unaudited Condensed Consolidated Statements of Operations are as follows (in millions):

	March 31, 2025
	Recognized gains (losses) for derivatives	Recognized gains (losses) for hedged item	Benefits and other changes in policy reserves for derivatives	Benefits and other changes in policy reserves for hedged item
Derivatives designated as hedging instruments
Interest rate swaps	$—	$—	$9	$(10)
Foreign currency swaps	(1)	1	—	—
Total derivatives designated as hedging instruments	(1)	1	9	(10)

Derivatives not designated as hedging instruments
Equity options	(234)	—	—	—
Interest rate swaps	49	—	—	—
Futures contracts	5	—	—	—
Other derivative investments	(4)	—	—	—
Other embedded derivatives	—	—	—	—
Indexed annuities/IUL embedded derivatives	—	—	(67)	—
Reinsurance related embedded derivatives	(41)	—	—	—
Total derivatives not designated as hedging instruments	(225)	—	(67)	—
Total derivatives	$(226)	$1	$(58)	$(10)

	March 31, 2024
	Recognized gains (losses) for derivatives	Recognized gains (losses) for hedged item	Benefits and other changes in policy reserves for derivatives	Benefits and other changes in policy reserves for hedged item
Derivatives designated as hedging instruments
Interest rate swaps	$—	$—	$—	$—
Foreign currency swaps	—	—	—	—
Total derivatives designated as hedging instruments	—	—	—	—

Derivatives not designated as hedging instruments
Equity options	250	—	—	—
Interest rate swaps	(80)	—	—	—
Futures contracts	6	—	—	—
Other derivative investments	3	—	—	—
Other embedded derivatives	3	—	—	—
Indexed annuities/IUL embedded derivatives	—	—	200	—
Reinsurance related embedded derivatives	(18)	—	—	—
Total derivatives not designated as hedging instruments	164	—	200	—
Total derivatives	$164	$—	$200	$—

The following amounts are recorded in the unaudited Condensed Consolidated Balance Sheets related to the carrying amount of hedged assets and (liabilities) and the cumulative basis adjustment included in the carrying amount for fair value hedges (in millions):

	March 31, 2025		December 31, 2024
Line Item in the unaudited Condensed Consolidated Balance Sheets that includes hedged item	Carrying Amount of Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment included in the Carrying Amount of the Hedged Assets (Liabilities)	Carrying Amount of Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment included in the Carrying Amount of the Hedged Assets (Liabilities)
Fixed maturity securities, AFS, at amortized cost	$21	$—	$—	$—
Contractholder funds	(360)	(10)	—	—

For the three months ended March 31, 2025 and 2024, the derivative instruments’ gains (losses) excluded from the assessment of hedge effectiveness was immaterial.

There were no fair value hedging adjustments for hedged assets and liabilities for which hedge accounting was discontinued in the three months ended March 31, 2025 and the year ended December 31, 2024.

Derivatives designated as hedging instruments

We utilize interest rate swaps and foreign currency swaps that are designated and accounted for as fair value hedges to reduce interest rate risk for certain funding agreements and to reduce the risk of certain exposures to foreign currency risk for foreign AFS fixed maturity securities. For fair value hedges of funding agreements, changes in fair value are reported in Benefits and other changes in policy reserves. For fair value hedges of AFS fixed maturity securities, these changes in fair value included in the assessment of effectiveness are reported in Recognized gains and (losses), net in the unaudited Condensed Consolidated Statement of Operations. The change in the fair value of excluded components is recorded in OCI and is recognized in net income through periodic settlements.

We utilize foreign currency swaps that are designated and accounted for as cash flow hedges to reduce the variability in future cash flows due to changes in foreign currency exchange rates on certain AFS fixed maturity securities. For these hedges, changes in fair value of the derivative are recorded as a component of OCI and then reclassified in Interest and investment income or Recognized gains and (losses), net in the unaudited Condensed Consolidated Statement of Operations at the time the variability of cash flows being hedged impact net earnings. At March 31, 2025 and December 31, 2024, the balance of the cash flow hedges and changes in fair value were immaterial.

Derivatives not designated as hedging instruments
Indexed Annuities/IUL Embedded Derivative, Equity Options and Futures
We have indexed annuities and IUL contracts that permit the holder to elect an interest rate return or an equity index linked component, where interest credited to the contracts is linked to the performance of various equity indices, such as the S&P 500 Index. This feature represents an embedded derivative under GAAP. The indexed annuities/IUL embedded derivatives are valued at fair value and included in the liability for contractholder funds in the unaudited Condensed Consolidated Balance Sheets with changes in fair value included as a component of Benefits and other changes in policy reserves in the unaudited Condensed Consolidated Statements of Operations.

We purchase derivatives consisting of a combination of equity options and futures contracts (specifically for indexed annuity contracts) on the applicable market indices to fund the index credits due to indexed annuity/IUL contractholders. The equity options are one, two, three, five and six year options purchased to match the funding requirements of the underlying policies. On the respective anniversary dates of the indexed policies, the index used to compute the interest credit is reset and we purchase new equity options to fund the next index credit. We manage the cost of these purchases through the terms of our indexed annuities/IUL contracts, which permit us to change caps, spreads or participation rates, subject to guaranteed minimums, on each contract’s anniversary date. The change in the fair value of the equity options and futures contracts is generally designed to offset the portion of the change in the fair value of the indexed annuities/IUL embedded derivatives related to index performance through the current credit period. The equity options and futures contracts are marked to fair value with the change in fair value included as a component of Recognized gains and (losses), net, in the unaudited Condensed Consolidated Statements of Operations. The change in fair value of the equity options and futures contracts includes the gains and losses recognized at the expiration of the instrument term or upon early termination and the changes in fair value of open positions.

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

The interest rate swaps are marked to fair value with the change in fair value, including accrued interest and related periodic cash flows received or paid, included as a component of Recognized gains and (losses), net, in the unaudited Condensed Consolidated Statements of Operations.

Reinsurance Related Embedded Derivatives
F&G cedes certain business on a coinsurance funds withheld basis. Investment results for the assets that support the coinsurance are segregated within the funds withheld account and are passed directly to the reinsurer pursuant to the contractual terms of the reinsurance agreement, which creates embedded derivatives considered to be total return swaps. These total return swaps are not clearly and closely related to the underlying reinsurance agreement and thus require bifurcation. The fair value of the total return swaps is based on the change in fair value of the underlying assets held in the funds withheld account. Beginning in the first quarter of 2025, these embedded derivatives are reported in Funds withheld for reinsurance liabilities, irrespective if in a net asset position or a net liability position, on the unaudited Condensed Consolidated Balance Sheets and prior periods have been reclassified to conform with the current presentation. The related gains or losses are reported in Recognized gains and (losses), net, on the unaudited Condensed Consolidated Statements of Operations.

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

Information regarding our exposure to credit loss on the derivative instruments we hold, excluding futures contracts, is presented below (in millions):

	Fair Value	Collateral	Net Credit Risk
March 31, 2025	$700	$621	$79
December 31, 2024	782	771	34

Collateral Agreements

We are required to maintain minimum ratings as a matter of routine practice as part of our over-the-counter derivative agreements on ISDA forms. Under some ISDA agreements, we have agreed to maintain certain financial strength ratings. A downgrade below these levels provides the counterparty under the agreement the right to terminate the open derivative contracts between the parties, at which time any amounts payable by us or the counterparty would be dependent on the market value of the underlying contracts. Our current rating does not allow any counterparty the right to terminate ISDA agreements. In certain transactions, both us and the counterparty have entered into a collateral support agreement requiring either party to post collateral when the net exposures exceed pre-determined thresholds. For all counterparties, except one, the threshold is set to zero. As of March 31, 2025 and December 31, 2024 counterparties posted collateral of $621 million and $771 million, respectively, of which $544 million and $679 million, respectively, is included in Cash and cash equivalents with an associated payable for this collateral included in Accounts payable and accrued liabilities on the unaudited Condensed Consolidated Balance Sheets. Accordingly, the maximum amount of loss due to credit risk that we would incur if parties to the derivatives failed completely to perform according to the terms of the contracts was $79 million as of March 31, 2025 and $34 million at December 31, 2024.

We are required to pay our counterparties the effective federal funds interest rate each day for cash collateral posted to us. Cash collateral is reinvested in overnight investment sweep products, which are included in Cash and cash equivalents in the unaudited Condensed Consolidated Balance Sheets, to reduce the interest cost. Changes in cash collateral are included in the Change in derivative collateral liabilities in the unaudited Condensed Consolidated Statements of Cash Flow.

We held 472 and 527 futures contracts as of March 31, 2025 and December 31, 2024, respectively. The fair value of the futures contracts represents the cumulative unsettled variation margin (open trade equity, net of cash settlements). We provide cash collateral to the counterparties for the initial and variation margin on the futures contracts, which is included in Cash and cash equivalents in the unaudited Condensed Consolidated Balance Sheets. The amount of cash collateral held by the counterparties for such contracts was $7 million at both March 31, 2025 and December 31, 2024, respectively.

Note E — Reinsurance
F&G reinsures portions of its policy risks with other insurance companies. The use of indemnity reinsurance does not discharge an insurer from liability on the insurance ceded. The insurer is required to pay in full the amount of its insurance liability regardless of whether it is entitled to or able to receive payment from the reinsurer. The portion of risks exceeding F&G's retention limit is reinsured. F&G primarily seeks reinsurance coverage in order to manage loss exposures, to enhance our capital position, to diversify risks and earnings, and to manage new business volume. F&G follows reinsurance accounting when the treaty adequately transfers insurance risk and any acquisition cost reimbursements reduce policy acquisition costs deferred and maintenance expense reimbursements reduce direct expenses incurred. Otherwise, F&G follows deposit accounting if there is inadequate transfer of insurance risk or if the underlying policy for which risk is being transferred is an investment contract that does not contain insurance risk. As of March 31, 2025 and December 31, 2024, we had an immaterial amount of cost of reinsurance recorded on the unaudited Condensed Consolidated Balance Sheets.

The effects of reinsurance on net premiums earned and net benefits incurred (benefits paid and reserve changes) for the three months ended March 31, 2025 and March 31, 2024 were as follows (in millions):

	Three months ended March 31,
	2025		2024
	Net Premiums Earned	Net Benefits Incurred	Net Premiums Earned	Net Benefits Incurred
Direct	$343	$577	$620	$1,213
Ceded	(22)	(53)	(24)	(52)
Net	$321	$524	$596	$1,161

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

Reinsurance Transactions

The following summarizes significant changes to third-party reinsurance agreements for the period ended March 31, 2025:

Everlake: Effective January 1, 2025, F&G amended the existing flow reinsurance agreement with Everlake Life Insurance Company (“Everlake”) to cede future additional MYGA business for agreed upon periods to Everlake pursuant to an offer and acceptance process, rather than on a flow basis. The amendment included a cession of an inforce block of certain MYGA policies on a coinsurance quota share basis.

There have been no other significant changes to third party reinsurance agreements for the three months ended March 31, 2025.

The following summarizes our reinsurance recoverable (in millions) as of March 31, 2025 and December 31, 2024:

Parent Company/ Principal Reinsurers	Reinsurance Recoverable (a)		Agreement Type	Products Covered	Accounting
	March 31, 2025	December 31, 2024
Aspida Life Re Ltd.	$8,060	$7,844	Coinsurance Funds Withheld	Certain MYGA (b)	Deposit
Somerset Reinsurance Ltd. (c)	3,316	2,822	Coinsurance Funds Withheld	Certain MYGA (b) and deferred annuities	Deposit
			Coinsurance Funds Withheld	Certain FIA	Reinsurance
Everlake	1,830	1,168	Coinsurance	Certain MYGA (b) (d)	Deposit
Wilton Reassurance Company	1,067	1,066	Coinsurance	Block of traditional, IUL and UL (e)	Reinsurance
Other (f)	493	489
Reinsurance recoverable, gross of allowance	14,766	13,389
Allowance for expected credit losses	(20)	(20)
Reinsurance recoverable, net of allowance for expected credit losses	$14,746	$13,369

(a) Reinsurance recoverables do not include unearned ceded premiums that would be recovered in the event of early termination of certain traditional life policies.
(b) The combined quota share flow reinsurance amongst all reinsurers for 2025 was 90% for the majority of the first quarter of 2025. As of December 31, 2024, the combined quota share flow reinsurance amongst all reinsurers was 90%. Refer to Everlake amendment in first quarter of 2025 above.

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

As of March 31, 2025 and December 31, 2024, F&G had a deposit asset of $12,038 million and $11,039 million, respectively, which is reported in the Reinsurance recoverable, net of allowance for credit losses on the unaudited Condensed Consolidated Balance Sheets.

F&G incurred risk charge fees of $11 million and $10 million during the three months ended March 31, 2025 and 2024, respectively, in relation to reinsurance agreements.

Credit Losses

F&G estimates expected credit losses on reinsurance recoverables using a probability of default/loss given default model. Significant inputs to the model include the reinsurer's credit risk, expected timing of recovery, industry-wide historical default experience, senior unsecured bond recovery rates, and credit enhancement features. There was no material change in the expected credit loss reserve for the three months ended March 31, 2025 and 2024.

Concentration of Reinsurance Risk

As indicated above, F&G has a significant concentration of reinsurance risk with third party reinsurers, Aspida Life Re Ltd. (“Aspida Re”), Somerset Reinsurance Ltd. (“Somerset”), Everlake and Wilton Reassurance Company (“Wilton Re”) that could have a material impact on our financial position in the event that any of these reinsurers fails to perform its obligations under the various reinsurance treaties. We monitor the financial condition and financial strength of individual reinsurers using public ratings (refer to table below) and ratings reports of individual reinsurers to attempt to reduce the risk of default by such reinsurers. In addition, the risk of non-performance is further mitigated with various forms of collateral or collateral arrangements, including secured trusts, funds withheld accounts and irrevocable letters of credit. We believe that all amounts due from Aspida Re, Somerset, Everlake, and Wilton Re for periodic treaty settlements, net of any applicable credit loss reserves, are collectible as of March 31, 2025. The following table presents financial strength ratings as of March 31, 2025:

Parent Company/Principal Reinsurers	Financial Strength Rating
	AM Best	S&P	Fitch	Moody's
Aspida Re	A-	—	—	—
Somerset	A-	BBB+	—	—
Everlake	A	—	—	—
Wilton Re	A+	—	A-	—
“—” indicates not rated
Note F — Intangibles

The following table reconciles to Other intangible assets, net, on the unaudited Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024 (in millions):

	March 31, 2025	December 31, 2024
Value of business acquired (“VOBA”)	$1,311	$1,349
Deferred acquisition costs (“DAC”)	3,172	3,036
Deferred sales inducements (“DSI”)	682	625
Value of distribution asset	71	74
Computer software	77	76
Definite lived trademarks, tradenames, and other	136	131
Customer relationships and contracts	264	273
Indefinite lived tradenames and other	8	8
Total Other intangible assets, net	$5,721	$5,572

The following tables roll forward VOBA by product for the three months ended March 31, 2025 and March 31, 2024 (in millions):

	Indexed Annuities	Fixed Rate Annuities	Immediate Annuities	Universal Life	Traditional Life	Total
Balance at January 1, 2025	$892	$22	$184	$126	$125	$1,349
Amortization	(31)	(1)	(2)	(1)	(3)	(38)
Balance at March 31, 2025	$861	$21	$182	$125	$122	$1,311

	Indexed Annuities	Fixed Rate Annuities	Immediate Annuities	Universal Life	Traditional Life	Total
Balance at January 1, 2024	$1,025	$27	$191	$134	$69	$1,446
Amortization	(33)	(1)	(2)	(2)	(1)	(39)
Balance at March 31, 2024	$992	$26	$189	$132	$68	$1,407

VOBA amortization expense of $38 million and $39 million was recorded in Depreciation and amortization on the unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2025 and March 31, 2024, respectively.

The following tables roll forward DAC by product for the three months ended March 31, 2025 and March 31, 2024 (in millions):

	Indexed Annuities	Fixed Rate Annuities	Universal Life	Total (a)
Balance at January 1, 2025	$1,874	$376	$781	$3,031
Capitalization	126	21	69	216
Amortization	(45)	(25)	(12)	(82)
Balance at March 31, 2025	$1,955	$372	$838	$3,165

	Indexed Annuities	Fixed Rate Annuities	Universal Life	Total (a)
Balance at January 1, 2024	$1,378	$288	$545	$2,211
Capitalization	147	44	66	257
Amortization	(33)	(19)	(8)	(60)
Balance at March 31, 2024	$1,492	$313	$603	$2,408
(a)Excludes insignificant amounts of DAC related to FABN and PRT.

DAC amortization expense of $82 million and $60 million was recorded in Depreciation and amortization on the unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2025 and March 31, 2024, respectively, excluding insignificant amounts related to FABN and PRT.

The following table presents a reconciliation of DAC to the table above which is reconciled to the unaudited Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024 (in millions):

	March 31, 2025	December 31, 2024
Indexed Annuities	$1,955	$1,874
Fixed Rate Annuities	372	376
Universal Life	838	781
Funding Agreements	5	4
PRT	2	1
Total	$3,172	$3,036

The following table rolls forward DSI for our indexed annuity products for the three months ended March 31, 2025 and March 31, 2024 (in millions):

	Three Months Ended March 31,
	2025	2024
Balance at January 1,	$625	$346
Capitalization	71	54
Amortization	(14)	(8)
Balance at March 31,	$682	$392

DSI amortization expense of $14 million and $8 million was recorded in Depreciation and amortization on the unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2025 and March 31, 2024, respectively.

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
We review cash flow assumptions annually, generally in the third quarter. In 2024, F&G undertook a review of all significant assumptions and revised several assumptions relating to our deferred annuity (indexed annuity and fixed rate annuity) and IUL products. For the three months ended March 31, 2025, we updated the assumption for option budgets. For the year ended December 31, 2024, we updated assumptions including surrender rates, GMWB election timing, premium persistency, mortality improvement, and option budgets. All updates to these assumptions brought us more in line with our Company and overall industry experience since the prior assumption update.

The following table rolls forward the customer relationship intangibles acquired in the Roar acquisition on January 2, 2024, and the PALH acquisition on July 18, 2024, (in millions). For more information, refer to Note P - Acquisitions.

	Three Months Ended March 31,
	2025	2024
Balance at January 1,	$273	$—
Acquired	—	179
Amortization	(9)	(9)
Balance at March 31,	$264	$170

There has been no material change to the estimated future amortization expense of intangible assets since December 31, 2024.

Note G — Market Risk Benefits

The following table presents the balances of and changes in MRBs associated with indexed annuities and fixed rate annuities for the three months ended March 31, 2025 and the year ended December 31, 2024 (in millions):

	March 31, 2025		December 31, 2024
	Indexed annuities	Fixed rate annuities	Indexed annuities	Fixed rate annuities
Balance, beginning of period, net liability	$420	$1	$314	$1

Balance, beginning of period, before effect of changes in the instrument-specific credit risk	$322	$1	$209	$1
Issuances and benefit payments	26	—	109	—
Attributed fees collected and interest accrual	35	—	147	—
Actual policyholder behavior different from expected	22	—	(5)	—
Changes in assumptions and other	1	—	24	—
Effects of market related movements	58	—	(162)	—
Balance, end of period, before effect of changes in the instrument-specific credit risk	464	1	322	1
Effect of changes in the instrument-specific credit risk	69	—	98	—
Balance, end of period, net liability	533	1	420	1
Less: reinsured market risk benefits	86	—	61	—
Balance, end of period, net of reinsurance	$447	$1	$359	$1

Weighted-average attained age of policyholders weighted by total AV (years)	67.95	72.74	67.98	72.58
Net amount at risk	$1,519	$2	$1,327	$2

The following table reconciles MRBs by amounts in an asset position and amounts in a liability position to the MRBs amounts in the unaudited Condensed Consolidated Balance Sheets (in millions):

	March 31, 2025			December 31, 2024
	Direct	Reinsured	Net	Direct	Reinsured	Net
MRB asset
Indexed annuities	$101	$86	$187	$128	$61	$189
Fixed rate annuities	—	—	—	—	—	—
Total MRB asset	$101	$86	$187	$128	$61	$189

MRB liability
Indexed annuities	$634	$—	$634	$548	$—	$548
Fixed rate annuities	1	—	1	1	—	1
Total MRB liability	$635	$—	$635	$549	$—	$549

The net MRB liability increased for the three months ended March 31, 2025, primarily as a result of collection of attributed fees, interest accrual, MRB reserves for contracts issued within the period and effects of market related movements, including the impacts of lower risk-free rates and decreases in equity market projections.

For the three months ended March 31, 2025, notable changes made to the inputs to the fair value estimates of MRBs calculations included a decrease in risk-free rates leading to an unfavorable change in the MRBs associated with indexed annuities and fixed rate annuities; and decreases in the equity market related projections resulted in an increase in the net amount at risk associated with indexed annuities, leading to an unfavorable change in the value of the associated MRBs.

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

In addition, the cash flow assumptions used to calculate MRBs reflect the Company’s best estimates for policyholder behavior. We review cash flow assumptions annually, generally in the third quarter. In 2024, F&G undertook a review of all significant assumptions and revised several assumptions relating to our deferred annuities (indexed annuities and fixed rate annuities) with MRBs. For the year ended December 31, 2024, we updated assumptions including surrender rates, rider benefit election utilization, mortality improvement, and option budgets. All updates to these assumptions brought us more in line with our Company and overall industry experience since the prior assumption updates. These updates, in total, led to an increase in the net MRB liability for the year ended December 31, 2024.

Note H — Income Taxes

The effective tax rate for the three months ended March 31, 2025 and March 31, 2024 was 19% and 18%, respectively. The effective tax rate on pre-tax income for the three months ended March 31, 2025 differs from the U.S. Federal statutory rate of 21% primarily due to the valuation allowance expense recorded on unrealized losses and capital loss carryforwards, partially offset by favorable permanent adjustments, including low income housing tax credits (“LIHTC”), the dividends received deduction (“DRD”), and company owned life insurance (“COLI”). The effective tax rate on pre-tax income for the three months ended March 31, 2024 differs from the U.S. Federal statutory rate of 21% primarily due to favorable permanent adjustments, including LIHTC, DRD, and COLI.

As of March 31, 2025, the Company had a partial valuation allowance of $58 million against its net deferred tax assets of $326 million. As of December 31, 2024, the Company had a partial valuation allowance of $58 million against its net deferred tax assets of $357 million. There was no change in the valuation allowance for the three months ended March 31, 2025. The valuation allowance consisted of a full valuation allowance on the unrealized capital loss deferred tax assets for F&G Life Re and the U.S. Non-life companies, a full valuation allowance on the foreign deferred tax assets on F&G Life Re, a full valuation allowance on the deferred capital loss carryforwards for the U.S. Non-life companies and F&G Cayman Re, and a partial valuation allowance on the capital loss deferred tax assets on the U.S. life insurance companies.

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

The tax credits and other benefits recognized are included in the net change in income taxes on the unaudited Condensed Consolidated Statements of Cash Flows. The following table presents the impacts of the LIHTC investments included in income tax expense on the unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2025 and March 31, 2024 (in millions):

	Three months ended March 31,
	2025	2024
Tax credits and other benefits recognized	$(8)	$(8)
Tax credit amortization expense	6	6
Total	$(2)	$(2)

At March 31, 2025 and December 31, 2024, LIHTC investments included in Prepaid expenses and other assets on the unaudited Condensed Consolidated Balance Sheets totaled $141 million and $135 million, respectively.

The Inflation Reduction Act of 2022 (the “IRA”) was signed into law on August 16, 2022. Among other changes, the IRA introduced a 15% corporate alternative minimum tax (“CAMT”) on adjusted financial statement income and a 1% excise tax on treasury stock repurchases. These provisions were effective January 1, 2023. For purposes of calculating adjusted financial statement income, the Company is included in the controlled group of FNF, its parent company. Though the Company is subject to the minimum tax, the Company does not expect to be in a perpetual CAMT position. The life companies will join the consolidated tax return group with FNF and file a life/non-life consolidated return once the five-year waiting period has completed in 2026, which should strengthen that position as FNF is not anticipating owing CAMT on its future returns. As a result, the Company has assessed that there is no material impact of CAMT to tax for the three months ended March 31, 2025.

The Corporate Income Tax Act of 2023 (“CIT”) was passed in Bermuda on December 27, 2023. The CIT commenced on January 1, 2025 and applies a statutory rate of 15% to the taxable income or loss of Bermuda tax resident entities and permanent establishments. F&G Life Re Ltd, a 953(d) company with no or minimal U.S. permanent tax differences, is not expected to owe any Bermuda CIT due to the foreign tax credit. As a result, the Company has assessed that there is no material impact of the CIT to tax for the three months ended March 31, 2025.

Note I — Contractholder Funds

The following tables summarize balances of and changes in contractholder funds’ account balances (in millions):

	March 31, 2025
	Indexed annuities	Fixed rate annuities	Universal life	FABN (b)	FHLB (b)
Balance, beginning of year	$30,235	$17,442	$2,817	$2,463	$2,852
Issuances	1,463	564	54	350	1,025
Premiums received	617	—	141	—	—
Policy charges (a)	(660)	—	(90)	—	—
Surrenders and withdrawals	(251)	(59)	(8)	—	—
Benefit payments	(726)	(256)	(24)	(12)	(1,003)
Interest credited	200	195	45	25	27
Other	1	(1)	—	—	—
Balance, end of period	30,879	17,885	2,935	2,826	2,901
Reconciling items (c)	46	—	47	10	—
Gross liability, end of period	30,925	17,885	2,982	2,836	2,901
Less: Reinsurance	1,233	12,006	873	—	—
Net liability, after reinsurance	$29,692	$5,879	$2,109	$2,836	$2,901

Weighted-average crediting rate	2.65%	4.52%	6.45%	N/A	N/A
Net amount at risk (d)	N/A	N/A	$75,933	N/A	N/A
Cash surrender value (e)	$28,462	$16,712	$2,265	N/A	N/A
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
(c)The reconciling items reconcile the account balance to the gross GAAP liability. For indexed annuities and universal life, the reconciling items represent embedded derivatives and include the combination of the host contracts and the fair value of the embedded derivatives. For FABN, the reconciling items represent basis adjustments due to the impact of fair value hedge accounting.
(d)For those guarantees of benefits that are payable in the event of death, the net amount at risk is generally defined as the current guaranteed minimum death benefit in excess of the current account balance at the balance sheet date.
(e)These amounts are gross of reinsurance.

	December 31, 2024
	Indexed annuities	Fixed rate annuities	Universal life	FABN (b)	FHLB (b)
Balance, beginning of year	$27,164	$13,443	$2,391	$2,613	$2,539
Issuances	6,649	5,125	208	600	1,804
Premiums received	120	1	495	—	—
Policy charges (a)	(195)	—	(315)	—	—
Surrenders and withdrawals	(3,832)	(1,479)	(101)	—	—
Benefit payments	(495)	(315)	(18)	(820)	(1,606)
Interest credited	821	667	157	71	117
Other	3	—	—	(1)	(2)
Balance, end of period	30,235	17,442	2,817	2,463	2,852
Embedded derivative adjustment (c)	219	—	79	—	—
Gross liability, end of period	30,454	17,442	2,896	2,463	2,852
Less: Reinsurance	861	11,009	877	—	—
Net liability, after reinsurance	$29,593	$6,433	$2,019	$2,463	$2,852

Weighted-average crediting rate	2.90%	4.42%	6.20%	N/A	N/A
Net amount at risk (d)	N/A	N/A	$74,279	N/A	N/A
Cash surrender value (e)	$27,865	$16,266	$2,177	N/A	N/A
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

The following table reconciles contractholder funds’ account balances to the contractholder funds liability in the unaudited Condensed Consolidated Balance Sheets (in millions):

	March 31, 2025	December 31, 2024
Indexed annuities	$30,925	$30,454
Fixed rate annuities	17,885	17,442
Immediate annuities	283	286
Universal life	2,982	2,896
Traditional life	5	5
Funding Agreement-FABN	2,836	2,463
FHLB	2,901	2,852
PRT	6	6
Total	$57,823	$56,404

Annually, typically in the third quarter, we review assumptions associated with reserves for policy benefits and product guarantees. For the three months ended March 31, 2025, based on experience, we reflected updates to the option budget assumption used to calculate the fair value of the embedded derivative component within Contractholder funds. These changes resulted in a decrease in Contractholder funds of approximately $21 million for the three months ended March 31, 2025.

For the year ended December 31, 2024, based on policyholder behavior, experience and interest rate movements, we reflected updates to surrender assumptions for recent and expected near term policyholder behavior, as well as updated certain indexed annuities assumptions used to calculate the fair value of the embedded derivative component within Contractholder funds. These changes resulted in a decrease Contractholder funds of approximately $89 million for the year ended December 31, 2024.

The following tables present the account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums (in millions):

	March 31, 2025
Range of guaranteed minimum crediting rate	At Guaranteed Minimum	1 Basis Point-50 Basis Points Above	51 Basis Points-150 Basis Points Above	Greater Than 150 Basis Points Above	Total
Indexed annuities
0.00%-1.50%	$23,872	$1,196	$485	$1,867	$27,420
1.51%-2.50%	997	1	828	1,321	3,147
Greater than 2.50%	287	2	—	23	312
Total	$25,156	$1,199	$1,313	$3,211	$30,879

Fixed rate annuities
0.00%-1.50%	$72	$19	$737	$14,798	$15,626
1.51%-2.50%	4	7	19	463	493
Greater than 2.50%	788	2	5	971	1,766
Total	$864	$28	$761	$16,232	$17,885

Universal life
0.00%-1.50%	$2,539	$7	$—	$26	$2,572
1.51%-2.50%	—	—	—	—	—
Greater than 2.50%	362	—	1	—	363
Total	$2,901	$7	$1	$26	$2,935

	December 31, 2024
Range of guaranteed minimum crediting rate	At Guaranteed Minimum	1 Basis Point-50 Basis Points Above	51 Basis Points-150 Basis Points Above	Greater Than 150 Basis Points Above	Total
Indexed annuities
0.00%-1.50%	$23,540	$1,236	$492	$1,846	$27,114
1.51%-2.50%	875	1	684	1,242	2,802
Greater than 2.50%	303	2	—	14	319
Total	$24,718	$1,239	$1,176	$3,102	$30,235

Fixed rate annuities
0.00%-1.50%	$57	$20	$773	$14,407	$15,257
1.51%-2.50%	4	7	20	462	493
Greater than 2.50%	804	2	5	881	1,692
Total	$865	$29	$798	$15,750	$17,442

Universal life
0.00%-1.50%	$2,421	$7	$—	$24	$2,452
1.51%-2.50%	—	—	—	—	—
Greater than 2.50%	364	—	1	—	365
Total	$2,785	$7	$1	$24	$2,817

Note J — Future Policy Benefits

The following table summarizes balances and changes in the present value of expected net premiums and the present value of the expected FPB for nonparticipating traditional contracts (in millions):

	Traditional life
	March 31, 2025	December 31, 2024
Expected net premiums
Balance, beginning of year	$631	$722
Beginning balance at original discount rate	780	874
Effect of actual variances from expected experience	—	(4)
Balance adjusted for variances from expectation	780	870
Interest accrual	4	17
Net premiums collected	(25)	(107)
Ending balance at original discount rate	759	780
Effect of changes in discount rate assumptions	(137)	(149)
Balance, end of period	$622	$631

Expected FPB
Balance, beginning of year	$1,933	$2,071
Beginning balance at original discount rate	2,368	2,492
Effect of actual variances from expected experience	4	44
Balance adjusted for variances from expectation	2,372	2,536
Interest accrual	13	54
Benefits payments	(57)	(222)
Ending balance at original discount rate	2,328	2,368
Effect of changes in discount rate assumptions	(396)	(435)
Balance, end of period	$1,932	$1,933

Net liability for future policy benefits	$1,310	$1,302
Less: Reinsurance recoverable	525	513
Net liability for future policy benefits, after reinsurance recoverable	$785	$789

Weighted-average duration of liability for future policyholder benefits (years)	6.23	6.28

The following tables summarize balances and changes in the present value of the expected FPB for limited-payment contracts (in millions):

	PRT
	March 31, 2025	December 31, 2024
Balance, beginning of year	$6,054	$4,189
Beginning balance at original discount rate	6,417	4,351
Effect of changes in cash flow assumptions	(1)	(3)
Effect of actual variances from expected experience	(10)	(11)
Balance adjusted for variances from expectation	6,406	4,337
Issuances	323	2,324
Interest accrual	74	240
Benefits payments	(156)	(484)
Ending balance at original discount rate	6,647	6,417
Effect of changes in discount rate assumptions	(287)	(363)
Balance, end of period	$6,360	$6,054

Net liability for future policy benefits, after reinsurance recoverable	$6,360	$6,054

Weighted-average duration of liability for future policyholder benefits (years)	7.90	7.78

	Immediate annuities
	March 31, 2025	December 31, 2024
Balance, beginning of year	$1,297	$1,415
Beginning balance at original discount rate	1,732	1,788
Effect of changes in cash flow assumptions	—	—
Effect of actual variances from expected experience	(4)	(27)
Balance adjusted for variances from expectation	1,728	1,761
Issuances	5	30
Interest accrual	14	59
Benefits payments	(28)	(118)
Ending balance at original discount rate	1,719	1,732
Effect of changes in discount rate assumptions	(422)	(435)
Balance, end of period	$1,297	$1,297

Net liability for future policy benefits	$1,297	$1,297
Less: Reinsurance recoverable	109	109
Net liability for future policy benefits, after reinsurance recoverable	$1,188	$1,188

Weighted-average duration of liability for future policyholder benefits (years)	12.54	12.63

The following tables summarize balances and changes in the liability for deferred profit liability (“DPL”) for limited-payment contracts (in millions):

	March 31, 2025		December 31, 2024
	Immediate annuities	PRT	Immediate annuities	PRT
Balance, beginning of year	$90	$6	$87	$10
Effect of modeling changes	—	—	—	—
Effect of changes in cash flow assumptions	—	—	—	(8)
Effect of actual variances from expected experience	2	1	8	—
Balance adjusted for variances from expectation	92	7	95	2
Issuances	1	—	3	1
Interest accrual	—	—	1	4
Amortization	(2)	—	(9)	(1)
Balance, end of period	$91	$7	$90	$6

The following table reconciles the net FPB to the FPB in the unaudited Condensed Consolidated Balance Sheets (in millions). The DPL for Immediate Annuities and PRT is presented together with the FPB in the unaudited Condensed Consolidated Balance Sheets and has been included as a reconciling item in the table below:

	March 31, 2025	December 31, 2024
Traditional life	$1,310	$1,302
Immediate annuities	1,297	1,297
PRT	6,360	6,054
Immediate annuities DPL	91	90
PRT DPL	7	6
Total	$9,065	$8,749

The following table provides the amount of undiscounted and discounted expected gross premiums and expected future benefits and expenses for nonparticipating traditional and limited-payment contracts (in millions):

	Undiscounted		Discounted
	March 31,		March 31,
	2025	2024	2025	2024
Traditional life
Expected future benefit payments	$2,720	$2,874	$1,938	$2,013
Expected future gross premiums	923	1,042	671	751
Immediate annuities
Expected future benefit payments	$3,168	$3,271	$1,297	$1,371
Expected future gross premiums	—	—	—	—
PRT
Expected future benefit payments	$10,535	$8,344	$6,360	$4,899
Expected future gross premiums	—	—	—	—

The following table summarizes the amount of revenue and interest related to nonparticipating traditional and limited-payment contracts recognized in the unaudited Condensed Consolidated Statements of Operations (in millions):

	Gross Premiums (a)		Interest Expense (b)
	March 31,		March 31,
	2025	2024	2025	2024
Traditional life	$26	$28	$9	$10
Immediate annuities	6	8	14	14
PRT	311	584	74	49
Total	$343	$620	$97	$73
(a)Included in Life insurance premiums and other fees on the unaudited Condensed Consolidated Statements of Operations.
(b)Included in Benefits and other changes in policy reserves on the unaudited Condensed Consolidated Statements of Operations.

The following table presents the weighted-average interest rate:

	March 31, 2025	December 31, 2024
Traditional life
Interest accretion rate	2.35%	2.34%
Current discount rate	5.21%	5.44%
Immediate annuities
Interest accretion rate	3.19%	3.17%
Current discount rate	5.38%	5.45%
PRT
Interest accretion rate	4.82%	4.72%
Current discount rate	5.39%	5.54%

The following tables summarize the actual experience and expected experience for mortality and lapses of the FPB:

	March 31, 2025
	Traditional life	Immediate annuities	PRT
Mortality
Actual experience	1.8%	3.0%	3.4%
Expected experience	1.6%	1.7%	2.5%
Lapses
Actual experience	—%	—%	—%
Expected experience	0.6%	—%	—%

	December 31, 2024
	Traditional life	Immediate annuities	PRT
Mortality
Actual experience	1.4%	2.7%	2.7%
Expected experience	1.5%	1.9%	2.5%
Lapses
Actual experience	0.1%	—%	—%
Expected experience	0.5%	—%	—%

The following table provides additional information for periods in which a cohort has a net premium ratio (“NPR”) greater than 100% (and therefore capped at 100%) (dollars in millions):

	March 31, 2025
	Cohort X	Description
NPR before capping	107%	Term with return of premium Non-NY Cohort
Reserves before NPR capping	$1,154	Term with return of premium Non-NY Cohort
Reserves after NPR capping	1,177	Term with return of premium Non-NY Cohort
Loss Expense	23	Term with return of premium Non-NY Cohort

F&G made changes to assumptions during the three months ended March 31, 2025 and the year ended December 31, 2024. Significant assumption inputs used in the calculation of our FPB are described below. Refer to the tables above for further details on changes to our FPB.

Traditional life

The traditional life line of business primarily consists of policies that were sold prior to 2010. As this line of business continues to age, benefit payments made from these contracts will be the primary driver of the emergence of reserves, decreasing the reserve balance.

Significant assumption inputs to the calculation of the FPB for traditional life include mortality, lapses (including lapses due to nonpayment of premium and surrenders for cash surrender value), and discount rates (both accretion and current). We review the cash flow assumptions annually, typically in the third quarter. In 2025, no updates have been made to any significant assumptions used in the FPB liability. In 2024, F&G made an adjustment to the calculation to reflect additional actuarial precision, unrelated to the assumptions, driving an increase to the FPB liability.

Market data that underlies current discount rates was updated in 2025 from that utilized in 2024 resulting in decreased discount rates that drove an increase to the FPB. Market data that underlies current discount rates was updated in 2024 from that utilized in 2023 resulting in increased discount rates that drove a decrease to the FPB.

Immediate annuities (life contingent)

Significant assumption inputs to the calculation of the FPB for immediate annuities (life contingent) include mortality and discount rates (both accretion and current). We review the cash flow assumptions annually, typically in the third quarter. In 2024, F&G undertook a review of the significant cash flow assumptions and did not make any changes to mortality. Market data that underlies current discount rates was updated in 2025 from that utilized in 2024 resulting in decreased discount rates that drove an increase to the FPB. Market data that underlies current discount rates was updated in 2024 from that utilized in 2023 resulting in increased discount rates that drove a decrease to the FPB.

PRT (life contingent)

The PRT line of business has issued a significant volume of contracts for 2024, which is the primary impact in increasing the reserve balance in each of those periods.

Significant assumption inputs to the calculation of the FPB for PRT (life contingent) include mortality and discount rates (both accretion and current). Additionally, for PRT contracts with deferred payment streams, retirement age and elected payment form are significant assumptions. We review the cash flow assumptions annually, typically in the third quarter. In 2024, F&G undertook a review of the significant cash flow assumptions and did not make any changes to any significant assumptions. Market data that underlies current discount rates was updated in 2025 from that utilized in 2024 resulting in decreased discount rates that drove an increase to the FPB. Market data that underlies current discount rates was updated in 2024 from that utilized in 2023 resulting in increased discount rates that drove a decrease to the FPB.

Premium deficiency testing

F&G conducts annual premium deficiency testing for its long-duration contracts except for the FPB for nonparticipating traditional and limited-payment contracts. F&G also conducts annual premium deficiency testing for the VOBA of all long-duration contracts. Premium deficiency testing is performed by reviewing assumptions used to calculate the insurance liabilities and determining whether the sum of the existing contract liabilities and the present value of future gross premiums is sufficient to cover the present value of future benefits to be paid to or on behalf of policyholders and settlement costs and recover unamortized present value of future profits. Anticipated investment income, based on F&G’s experience, is considered when performing premium deficiency testing for long-duration contracts. During 2024, F&G did not pass premium deficiency testing for the traditional life block of business, related to the recoverability of VOBA. Due to that result, F&G began accruing a liability in the fourth quarter of 2024 that increases the amortization of traditional life VOBA. The liability balance was immaterial at both March 31, 2025 and December 31, 2024.

Note K - Accounts Payable and Accrued Liabilities

As of March 31, 2025 and December 31, 2024, the total unearned revenue liabilities (“URL”) balance of $436 million and $401 million, respectively, is included in Accounts payable and accrued liabilities on the unaudited Condensed Consolidated Balance Sheets. The following table presents a reconciliation of Accounts payable and accrued liabilities to the unaudited Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024 (in millions):

	March 31, 2025	December 31, 2024
Salaries and incentives	$56	$116
Accrued benefits	67	67
URL	436	401
Trade accounts payable	202	147
Liability for policy and contract claims	113	102
Retained asset account	57	60
Remittances and items not allocated	381	224
Option collateral liabilities	544	679
Lease liability	9	10
Investment purchases payable	152	100
Contingent consideration	64	74
Accrued interest on notes payable	42	31
Interest rate swaps	—	10
Other accrued liabilities	191	198
Accounts payable and accrued liabilities	$2,314	$2,219

The following table rolls forward URL for our universal life product for the three months ended March 31, 2025 and March 31, 2024 (in millions):

	Three Months Ended March 31,
	2025	2024
Balance at January 1,	$401	$270
Capitalization	41	35
Amortization	(6)	(4)
Balance at March 31,	$436	$301

For IUL the cash flow assumptions used to amortize URL reflect the Company’s best estimates for policyholder behavior. We review cash flow assumptions annually, generally in the third quarter. In 2024, F&G undertook a review of all significant assumptions, resulting in a revision to the IUL assumptions involving premium persistency and mortality improvement.

Note L — Notes Payable

The carrying amounts of notes payable are summarized as follows (in millions):

	March 31, 2025	December 31, 2024
6.250% F&G Senior Notes, net of $8 and $8 of deferred issuance costs at March 31, 2025 and December 31, 2024, respectively	$492	$492
6.50% F&G Senior Notes, net of $5 and $5 of deferred issuance costs at March 31, 2025 and December 31, 2024, respectively	545	545
7.95% F&G Senior Notes, net of $9 and $9 of deferred issuance costs at March 31, 2025 and December 31, 2024, respectively	336	336
7.40% F&G Senior Notes, net of $3 and $3 of deferred issuance costs at March 31, 2025 and December 31, 2024, respectively	497	497
5.50% F&G Senior Notes, net of $0 and $1 of purchase premium at March 31, 2025 and December 31, 2024, respectively	—	301
7.300% F&G Junior Notes, net of $11 and $0 of deferred issuance costs at March 31, 2025 and December 31, 2024, respectively	364	—
Total	$2,234	$2,171

7.300% F&G Junior Notes - On January 13, 2025, F&G completed its public offering of its 7.300% Junior Subordinated Notes due 2065 with an aggregate principal amount of $375 million (the “7.300% F&G Junior Notes”). F&G intends to use the net proceeds of this offering for general corporate purposes, including the repurchase, redemption or repayment at maturity of outstanding indebtedness. The 7.300% F&G Junior Notes are junior, unsecured subordinated obligations of F&G. Interest is payable quarterly in arrears beginning on April 15, 2025, and the 7.300% F&G Junior Notes mature on January 15, 2065, unless earlier repurchased or redeemed. The 7.300% F&G Junior Notes become redeemable in whole or in part, any time and from time to time on or after January 15, 2030 or within 90 days of the occurrence of certain events as described in the indenture. The 7.300% F&G Junior Notes were registered under the Securities Act of 1933 (as amended) (the “Securities Act”).

Redemption of 5.50% F&G Senior Notes - On February 1, 2025, F&G redeemed the outstanding $300 million aggregate principal amount of its 5.50% F&G Senior Notes
. The notes were redeemed for a redemption price equal to 100% of the principal amount of the notes plus accrued and unpaid interest to, but excluding, the redemption date. On and after the redemption date, interest ceased to accrue on the notes.

Revolving credit facility - F&G has a senior unsecured revolving credit agreement (the “Credit Agreement”). The balance outstanding was $0 at both March 31, 2025 and December 31, 2024, and total borrowing availability was $750 million as of March 31, 2025. The maturity date of the Credit Agreement is November 22, 2027.

Covenants - The Credit Agreement imposes and the indentures governing the 7.300% F&G Junior Notes, 6.250% F&G Senior Notes, 6.50% F&G Senior Notes, 7.95% F&G Senior Notes, 7.40% F&G Senior Notes and 5.50% F&G Senior Notes impose certain operating and financial restrictions on F&G. The Credit Agreement imposes certain financial covenants on F&G, and as of March 31, 2025, we were in compliance with all covenants.

Interest Expense - Amortization of deferred issuance costs and purchase premiums are recognized as a component of interest expense. Interest expense on F&G’s outstanding notes payable for the three months ended March 31, 2025 and March 31, 2024 was as follows (in millions):

	Three months ended March 31,
	2025	2024
6.250% F&G Senior Notes	$8	$—
6.50% F&G Senior Notes	9	—
7.95% F&G Senior Notes	7	8
7.40% F&G Senior Notes	9	10
5.50% F&G Senior Notes	—	6
7.300% F&G Junior Notes	6	—
Revolving Credit Facility	1	6
Total	$40	$30

Note M — Supplemental Cash Flow Information

The following supplemental cash flow information is provided with respect to certain cash payment and non-cash investing and financing activities (in millions):

	Three months ended March 31,
	2025	2024
Cash paid (refunded) for:
Interest paid	$29	$32
Income taxes paid (refunded)	—	1
Deferred sales inducements	71	54
Non-cash investing and financing activities:
Investments transferred subject to reinsurance agreement	(500)	—
Change in proceeds of sales of investments available for sale receivable in period	48	(23)
Change in purchases of investments available for sale payable in period	53	171

Refer to Note P - Acquisitions for information on the acquisition of Roar including the assets acquired and liabilities and non-controlling interest assumed as of the acquisition date.
Note N — Commitments and Contingencies

Contingent Consideration
Under the terms of the purchase agreement for Roar, we have agreed to make cash payments of up to approximately $90 million over a three-year period upon the achievement by Roar of certain EBITDA milestones. The contingent consideration is recorded at fair value in Accounts payable and accrued liabilities on the unaudited Condensed Consolidated Balance Sheets. Roar achieved the required EBITDA milestone based on results for the year ended December 31, 2024, and we made the first cash payment of $12 million during the quarter ended March 31, 2025. The remaining contingent consideration recorded at March 31, 2025 is $64 million. Refer to Note P - Acquisitions for more information on the Roar acquisition, and refer to Note B - Fair Value of Financial Instruments for more information regarding the fair value of the contingent consideration.

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

We review lawsuits and other legal and regulatory matters (collectively “legal proceedings”) on an ongoing basis when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, management bases its decision on its assessment of the ultimate outcome assuming all appeals have been exhausted. For legal proceedings in which it has been determined that a loss is both probable and reasonably estimable, a liability based on known facts and that represents our best estimate has been recorded. Our accrual for legal and regulatory matters was insignificant as of March 31, 2025 and December 31, 2024. We do not consider (i) the amounts we have currently recorded for all legal proceedings in which it has been determined that a loss is both probable and reasonably estimable and (ii) reasonably possible losses for all pending legal proceedings to be material to our financial statements either individually or in the aggregate. Actual losses may materially differ from the amounts recorded and the ultimate outcome of our pending legal proceedings is generally not yet determinable. While some of these matters could be material to our operating results or cash flows for any particular period if an unfavorable outcome results, at present we do not believe that the ultimate resolution of currently pending legal proceedings, either individually or in the aggregate, will have a material adverse effect on our financial condition.

Fidelity & Guaranty Life Insurance Company (“FGL Insurance”) is a defendant in a lawsuit filed in U.S. District Court for the Southern District of Texas styled, Insurance Distribution Consulting, LLC v. Fidelity & Guaranty Life Insurance Company, Case No. 3:23-cv-00126. Plaintiff, which provides consulting services to independent marketing organizations (“IMO”), alleges FGL Insurance failed to pay commissions owed to Plaintiff and diverted commissions from one of Plaintiff’s IMO customers, Syncis, to another IMO, Freedom Equity Group, LLC (“Freedom Equity”). Further, Plaintiff alleges after FGL Insurance purportedly purchased a partial ownership interest in Syncis and Freedom Equity, Plaintiff offered to sell its interests in its contracts with Syncis but FGL Insurance declined, leading Plaintiff to allege a statutory violation of 42 U.S.C. §1981 for discrimination where Plaintiff’s sole member is a racial minority. Plaintiff claims its damages for breach of contract from FGL Insurance’s purported failure to pay commissions are more than $162 million and its damages from FGL Insurance’s declining to purchase Plaintiff’s interest in its contracts with Syncis are over $11 million. FGL Insurance denies the allegations and denies any contract or agreement existed with Plaintiff to pay commissions. FGL Insurance filed its motion for summary judgment, and the briefing is in process. The trial is expected to be set in the summer of 2025. FGL Insurance will vigorously contest the Plaintiff’s claims in the action. As this case continues to evolve, it is not possible to reasonably estimate the probability that Plaintiff will ultimately prevail on its claims or that FGL Insurance will be held liable for the dispute. At this time, F&G does not believe the lawsuit will have a material impact on its business, operations, or financial results.

On May 28, 2024, a stockholder derivative lawsuit styled, Roofers Local 149 Pension Fund v. Fidelity National Financial Inc., William P. Foley, F&G Annuities & Life Inc., C.A. No. 2024-0562-LWW, was filed in the Chancery Court of the State of Delaware against FNF, in its capacity as F&G’s controlling stockholder, and William P. Foley, Executive Chairman of F&G and Chairman of FNF, alleging breach of fiduciary duty related to F&G’s January 11, 2024 sale of $250 million of 6.875% Series A Mandatory Convertible Preferred Stock to FNF. Plaintiff alleges that, based upon the unfair process and unfair price, the preferred stock investment was advantageous to FNF and unfair to F&G. Plaintiff seeks to recover damages on behalf of F&G for the alleged unfair preferred stock investment and the adoption of certain corporate governance measures. On July 24, 2024, F&G filed its answer to plaintiff’s complaint, and the remaining defendants, including FNF, filed their motion to dismiss Plantiff’s complaint. On September 23, 2024, plaintiff voluntarily dismissed its action against William P. Foley, leaving FNF’s motion to dismiss fully briefed and a decision pending with the court. On February 4, 2025, FNF argued the motion to dismiss before the court. The remaining defendants will vigorously contest the plaintiff’s claims in the action.

F&G is a defendant in two putative class action lawsuits related to the alleged compromise of certain customers’ personal information resulting from an alleged vulnerability in the MOVEit file transfer software. F&G’s vendor, Pension Benefit Information, LLC (“PBI”), used the MOVEit software in the course of providing audit and address research services to F&G and many other corporate customers. Miller v. F&G, No. 4:23-cv-00326 was filed against F&G in the Southern District of Iowa on August 31, 2023. Miller alleges that he is a F&G customer whose information was impacted in the MOVEit incident and brings common law tort and implied contract claims. Cooper v. Progress Software Corp., No. 1:23-cv-12067 was filed against F&G and five other defendants in the District of

Massachusetts on September 7, 2023. Cooper also alleges that he is a F&G customer and brings similar common law tort claims and alleges claims as a purported third-party beneficiary of an alleged contract.

Well over 150 similar lawsuits have been filed against other entities impacted by the MOVEit incident including a number of such lawsuits related to PBI’s use of MOVEit. On October 4, 2023, the U.S. Judicial Panel on Multidistrict Litigation created a multidistrict litigation (“MDL”) pursuant to 28 U.S.C. § 1407 to handle all litigation brought by individuals whose information was potentially compromised in connection with the alleged MOVEit vulnerability. Both Miller and Cooper have been transferred to the MDL and are consolidated under MDL Case No. 1:23-md-03083-ADB-PGL. The case is proceeding under a modified bellwether structure to decide critical issues and facilitate reciprocal discovery, and Plaintiffs’ consolidated class action complaint against all the bellwether Defendants was filed on December 6, 2024. F&G was not selected as a bellwether Defendant, and there is no schedule in place for further proceedings involving the non-bellwether Defendants like F&G. At this time, F&G does not believe the incident will have a material impact on its business, operations, or financial results.

From time to time, we receive inquiries and requests for information from state insurance departments, attorneys general and other regulatory agencies about various matters relating to our business. Sometimes these take the form of civil investigative demands or subpoenas. We cooperate with all such inquiries and we have responded to or are currently responding to inquiries from multiple governmental agencies. From time to time, we are assessed fines for violations of regulations or other matters or enter into settlements with such authorities, which may require us to pay fines or claims or take other actions. We do not anticipate such fines and settlements, either individually or in the aggregate, will have a material adverse effect on the Company’s business, operations, or financial condition.

Commitments

We have unfunded commitments as of March 31, 2025 based upon the timing of when investments and agreements are executed or signed compared to when the actual investments and agreements are funded or closed. Some investments require that funding occur over a period of months or years. A summary of unfunded commitments by commitment type as of March 31, 2025 is included below (in millions):

March 31, 2025
Unconsolidated VIEs:
Limited partnerships	$1,157
Whole loans	231
Fixed maturity securities, asset-backed securities	382
Direct Lending	1,263
Other fixed maturity securities, AFS	148
Commercial mortgage loans	94
Residential mortgage loans	222
Other assets	203
Total	$3,700

Concurrent with the Roar purchase agreement, we executed a separate loan agreement with the sellers of Roar for us to lend up to $40 million. The loan matures on August 5, 2027. The principal balance outstanding as of March 31, 2025 and December 31, 2024 was $11 million, and the balance is included in “Prepaid expenses and other assets” on the unaudited Condensed Consolidated Balance Sheets. Changes in fair value are reported within Recognized gains and losses, net in the unaudited Condensed Consolidated Statements of Operations. Interest income is recorded in Interest and investment income in the unaudited Condensed Consolidated Statements of Operations and recognized when earned. The remainder of the unfunded loan commitment is included in the unfunded commitments table above in the “Other assets” line item. Refer to Note P - Acquisitions for more information on the Roar acquisition and Note B - Fair Value of Financial Instruments for information regarding the fair value calculation of this loan receivable.

Note O — Insurance Subsidiary Financial Information and Regulatory Matters

Our U.S. insurance subsidiaries, FGL Insurance, FGL NY Insurance, Raven Re and Corbeau Re, file financial statements with state insurance regulatory authorities and, except for Raven Re, with the National Association of Insurance Commissioners (“NAIC”) that are prepared in accordance with Statutory Accounting Principles (“SAP”) prescribed or permitted by such authorities, which may vary materially from GAAP. Prescribed SAP includes the Accounting Practices and Procedures Manual of the NAIC as well as state laws, regulations and administrative rules. Permitted SAP encompasses all accounting practices not prescribed but approved by state regulators. The principal differences between SAP financial statements and financial statements prepared in accordance with GAAP are that SAP financial statements do not reflect VOBA, DAC, and DSI, some bond portfolios may be carried at amortized cost, assets and liabilities are presented net of reinsurance, contractholder liabilities are generally valued using more conservative assumptions and certain assets are non-admitted. Accordingly, SAP operating results and SAP capital and surplus may differ substantially from amounts reported in the GAAP basis financial statements for comparable items.

Our non-U.S. insurance subsidiaries, F&G Cayman Re Ltd (“F&G Cayman Re”) (Cayman) and F&G Life Re Ltd (“F&G Life Re”) (Bermuda), file financial statements with their respective regulators.

U.S. Companies

Our principal insurance subsidiaries' statutory financial statements are based on a December 31 year end. Statutory net income for the three months ended March 31, 2025 and 2024, and statutory capital and surplus as of March 31, 2025 and December 31, 2024, of our wholly owned U.S. regulated insurance subsidiaries, were as follows (in millions):

	Subsidiary (state of domicile) (a)
	FGL Insurance (IA)	FGL NY Insurance (NY)	Raven Re (VT)	Corbeau Re (VT)
Statutory Net income (loss):
For the three months ended March 31, 2025	$(127)	$4	$10	$(52)
For the three months ended March 31, 2024	—	2	15	(134)
Statutory Capital and Surplus:
March 31, 2025	$1,451	$98	$178	$187
December 31, 2024	1,654	97	168	178
(a)FGL NY Insurance, Raven Re and Corbeau Re are subsidiaries of FGL Insurance, and the columns should not be added together.

Prescribed and permitted practices

FGL Insurance - FGL Insurance applies Iowa-prescribed accounting practices prescribed by Iowa Administrative Code 191 Chapter 97, “Accounting for Certain Derivative Instruments Used to Hedge the Growth in Interest Credited for Indexed Insurance Products and Accounting for the Indexed Insurance Products Reserve,” for its indexed annuities and IUL products. Under these alternative accounting practices, the equity option derivative instruments that hedge the growth in interest credited on index products are accounted for at amortized cost with the corresponding amortization recorded as a decrease to net investment income and indexed annuity reserves are calculated based on Standard Valuation Law and Actuarial Guideline XXXV assuming the market value of the equity options associated with the current index term is zero regardless of the observable market value for such options.

In addition, based on a permitted practice received from the Iowa Insurance Division, FGL Insurance carries one of its limited partnership interests which qualifies for accounting under SSAP No. 48, “Investments in Joint Ventures, Partnerships and Limited Liability Companies,” on a net asset value per share basis. This is a departure from SSAP No. 48 which requires such investments to be carried based on the investees underlying GAAP equity (prior to any impairment considerations). This limited partnership investment was redeemed as of December 31, 2024 and subsequently repurchased during the first quarter of 2025. In addition, the financial statements of Raven

Re and Corbeau Re include certain permitted practices approved by the Vermont Department of Financial Regulation. Without these permitted practices, the carry value of these two entities would be zero.

The prescribed and permitted practices resulted in increases to statutory capital and surplus of $286 million and $454 million at March 31, 2025 and December 31, 2024, respectively.

There have been no material changes to the prescribed and permitted practices for our U.S. insurance subsidiaries, which were detailed in our Annual Report on Form 10-K, and no other significant changes in the regulatory status of our insurance subsidiaries as of March 31, 2025.

Non-U.S. Companies

Our non-U.S. insurance subsidiaries, F&G Cayman Re and F&G Life Re, file financial statements with their respective regulators. F&G Cayman Re files financial statements that are prepared in accordance with SAP prescribed or permitted by such authorities, which may vary materially from GAAP. Accordingly, SAP operating results and SAP capital and surplus may differ substantially from amounts reported in the GAAP basis financial statements for comparable items.

F&G Cayman Re has two permitted practices, which have been approved by the Cayman Islands Monetary Authority (“CIMA”). F&G Cayman Re has a permitted practice approved by CIMA to include, as an admitted asset, the value of the letters of credit (“LOCs”) acquired to support reinsurance transactions. Also, F&G Cayman Re has a permitted practice, approved by CIMA, for PRT reinsurance transactions to use U.S. statutory book value adjusted for best estimate reserve calculations (consistent with GAAP prior to ASU 2018-12, Financial Services-Insurance (Topic 944), Targeted Improvements to the Accounting for Long-Duration Contracts). These reserve calculations will be subject to annual assumption reviews consistent with other GAAP liability balances. If F&G Cayman Re had not been permitted to calculate PRT assumed reserves using best estimate reserve calculations or include the value of the LOCs as an admitted asset, statutory surplus would be $(72) million and $(64) million as of March 31, 2025 and December 31, 2024, respectively. Without such permitted statutory accounting practices, F&G Cayman Re’s risk-based capital would fall below the minimum regulatory requirements as of March 31, 2025 and December 31, 2024.

F&G Life Re files financial statements based on GAAP.

Net income and capital and surplus of our wholly owned Cayman Islands and Bermuda regulated insurance subsidiaries under SAP and GAAP, respectively, were as follows (in millions):

	Subsidiary (country of domicile)
	F&G Cayman Re (Cayman Islands)	F&G Life Re (Bermuda)
Statutory Net income (loss):
For the three months ended March 31, 2025	$15	$34
For the three months ended March 31, 2024	(17)	49

Statutory Capital and Surplus:
March 31, 2025	$954	$157
December 31, 2024	734	123

The prescribed and permitted statutory accounting practices have no impact on our unaudited Condensed Consolidated Financial Statements, which are prepared in accordance with GAAP.

Note P — Acquisitions

Owned Distribution - Acquisition of Roar Joint Venture, LLC

On January 2, 2024, F&G acquired a 70% majority ownership stake in the equity of Roar Joint Venture, LLC (“Roar”). Roar wholesales life insurance and annuity products to banks and broker-dealers through a network of agents. Under the terms of the purchase agreement, the Company has agreed to make cash payments of up to approximately $90 million over a three-year period upon the achievement of certain EBITDA milestones of Roar. See Note N - Commitments and Contingencies for a discussion of the first contingent consideration payment and remaining contingent consideration balance as of March 31, 2025.

The initial purchase price was as follows (in millions):

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

Roar’s revenues of $16 million and $23 million and net earnings attributable to F&G common shareholders of $1 million and $3 million are included in the unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2025 and 2024, respectively.

Owned Distribution - Acquisition of PALH, LLC

On July 18, 2024, F&G acquired a 100% ownership stake in the equity of PALH, LLC (“PALH”). PALH markets and sells life insurance and annuity products of various insurance carriers to individuals through a network of agents. Prior to the acquisition date, PALH owned a 70% ownership stake in an operating company of which F&G owned 30% equity. Immediately before the acquisition date, the fair value of F&G’s minority stake in the operating company was approximately $92 million, derived from the transaction value. The transaction value contemplates measures such as EBITDA margin, revenue growth over time periods and growth opportunities. This remeasurement resulted in a realized gain of $2 million recorded in Recognized gains and (losses), net in the unaudited Condensed Consolidated Statements of Operations during the third quarter of 2024.

The purchase price was as follows (in millions):

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

PALH’s revenues and net loss attributable to F&G common shareholders of an immaterial amount and $3 million, respectively, are included in the unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2025.

Note Q - Earnings Per Share

The following table sets forth the computation of basic and diluted EPS (dollars and shares in millions except per share data):

	Three months ended March 31,
	2025	2024
Net earnings (loss)	$(21)	$116
Less: Non-controlling interests	—	1
Net earnings (loss) attributable to F&G	(21)	115
Less: Preferred stock dividend	4	4
Net earnings (loss) attributable to F&G common shareholders	$(25)	$111

Weighted-average common shares outstanding - basic	126	124
Dilutive effect of unvested restricted stock	—	1
Dilutive effect of mandatory convertible preferred stock	—	5
Weighted-average shares outstanding - diluted	126	130

Net earnings (loss) per share attributable to F&G common shareholders
Basic - net	$(0.20)	$0.90

Diluted - net	$(0.20)	$0.88

Under applicable accounting guidance, companies in a loss position are required to use basic weighted average common shares outstanding in the calculation of diluted loss per share. Therefore, as a result of our net loss for the three months ended March 31, 2025, the inclusion of approximately 1 million restricted shares and 5 million convertible preferred shares would have been antidilutive to the calculation. If we had not incurred a net loss for the three months ended March 31, 2025 dilutive potential common shares would have been 132 million.

Unless converted earlier in accordance with the terms of certificate of designations, each share of the FNF preferred stock will automatically convert on the mandatory conversion date, which is expected to be January 15, 2027, into between 0.9456 shares and 1.1111 shares of common stock, in each case, subject to customary anti-dilution adjustments described in the certificate of designations.

Note R - Segment Information

F&G has one reportable segment, which reflects the manner by which our CODM, the Chief Executive Officer of F&G, views and manages the business. F&G’s CODM uses the consolidated net earnings (loss) as reported on the unaudited Condensed Consolidated Statements of Operations to evaluate F&G’s results and measure profitability and performance. The measure of segment assets is reported on the unaudited Condensed Consolidated Balance Sheets as total consolidated assets.

Summarized financial information concerning our single reportable segment is shown in the following table (in millions).

	Three months ended March 31,
	2025	2024
Revenues:
Life-contingent pension risk transfer premiums	$311	$584
Traditional life insurance and life-contingent immediate annuity premiums	10	12
Surrender charges	57	43
Policyholder fees and other income	111	79
Life insurance premiums and other fees	489	718
Owned distribution revenues	16	23
Revenues from external customers	505	741
Interest and investment income	666	616
Recognized gains and (losses), net	(263)	212
Total revenues	908	1,569
Significant expenses (a):
Benefits and other changes in policy reserves	524	1,161
Personnel costs	67	66
Other operating expenses	41	58
Total significant expenses:	632	1,285
Other segment items
Market risk benefit (gains) losses	109	(11)
Depreciation and amortization	153	123
Interest expense	40	30
Total other segment items:	302	142
Total expenses	934	1,427
Earnings (loss) before income taxes	(26)	142
Income tax (benefit) expense	(5)	26
Net earnings (loss)	$(21)	$116
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, hopes, intentions or strategies regarding the future. All forward-looking statements included in this Quarterly Report on Form 10-Q are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results could vary materially from those forward-looking statements contained herein due to many factors, including, but not limited to: the potential impact of our business relationships, including with our employees, customers and competitors; changes in general economic, business and political conditions, including changes in the financial markets; weakness or adverse changes in the level of activity in our sector or the sectors of our affiliated companies, which may be caused by, among other things, high or increasing interest rates, or a weak U.S. economy; significant competition that our operating subsidiaries face; compliance with extensive government regulation; consumer spending; government spending; the volatility and strength of the capital markets; investor and consumer confidence; foreign currency exchange rates; commodity prices; inflation levels; changes in trade policy; tariffs and trade sanctions on goods; trade wars; supply chain disruptions; and other risks detailed in the “Statement Regarding Forward-Looking Information,” “Risk Factors” and other sections of our Annual Report on Form 10-K for the year ended December 31, 2024, and other filings with the Securities and Exchange Commission (“SEC”).

Unless the context indicates otherwise, as used herein, the terms “we,” “us,” “our,” the “Company” or “F&G” refer collectively to F&G Annuities & Life, Inc., and its subsidiaries.

The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2024.

Overview

For a description of our business, including descriptions of recent business developments, see the discussion in Note A - Basis of Financial Statements in the unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated by reference into this Part I, Item 2.

Business Trends and Conditions

The following factors represent some of the key trends and uncertainties that have influenced the development of the Company and its historical financial performance, and we believe these key trends and uncertainties will continue to influence the business and financial performance of the Company in the future. See “Risk Factors” in this Quarterly Report on Form 10-Q and Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2024 for further discussion of risk factors that could affect our business.

Market Conditions

Market conditions can change rapidly with significant positive or negative impacts on our results. Volatility can pressure sales and reduce demand as consumers hesitate to make financial decisions. We anticipate various macroeconomic factors will continue to drive uncertainty and instability, which could have a significant impact on the Company during fiscal year 2025. These factors include, among others, consumer spending, business investment, government spending, the volatility and strength of the capital markets, investor and consumer confidence, foreign currency exchange rates, commodity prices, inflation levels, changes in trade policy, tariffs and trade sanctions on goods, trade wars, United States-China relations and supply chain disruptions.

In light of increasing uncertainty in the markets we serve, we are unable to predict how long the current environment will last or the significance of the financial and operational impacts to us. To enhance the attractiveness and profitability of our products and services, we continually monitor the behavior of our customers, as evidenced by annuitization rates and lapse rates, which vary in response to changes in market conditions. See “Part I. Item 1A.

Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on February 28, 2025, for further discussion of risk factors that could affect market conditions.

Interest Rate Environment

Some of our products include guaranteed minimum crediting rates, most notably our fixed rate annuities. As of March 31, 2025 and December 31, 2024, our reserves, net of reinsurance, and average crediting rate on our fixed rate annuities were both $6 billion and 5%. We are required to pay the guaranteed minimum crediting rates even if earnings on our investment portfolio decline, which would negatively impact earnings. In addition, we expect more policyholders to hold policies with comparatively high guaranteed rates for a longer period in a low interest rate environment. Conversely, a rise in average yield on our investment portfolio would increase earnings if the average interest rate we pay on our products does not rise correspondingly. Similarly, we expect that policyholders would be less likely to hold policies with existing guarantees as interest rates rise and the relative value of other new business offerings are increased, which would negatively impact our earnings and cash flows.

See “Quantitative and Qualitative Disclosure about Market Risk” in this Quarterly Report on Form 10-Q for a more detailed discussion of interest rate risk.

Aging of the U.S. Population
We believe that the aging of the U.S. population will increase the demand for our indexed annuity and indexed universal life (“IUL”) products. As the “baby boomer” generation prepares for retirement, we believe that demand for retirement savings, growth, and income products will grow. We serve a growing retirement population, with more than 10,000 Americans turning 65 every day and a projected 30% increase in people age 65 and older over the next 25 years. The impact of this growth may be offset to some extent by asset outflows as an increasing percentage of the population begins withdrawing assets to convert their savings into income.

Industry Factors and Trends Affecting Our Results of Operations

We operate in the sector of the insurance industry that focuses on the needs of middle-income Americans. The underserved middle-income market represents a major growth opportunity for us. As a tool for addressing the unmet need for retirement planning, we believe that many middle-income Americans have grown to appreciate the financial certainty that we believe annuities such as our indexed annuity products afford. For example, the fixed index annuity market grew from nearly $12 billion of sales in 2002 to $130 billion of sales in 2024 and the registered index-linked annuities (“RILA”) market grew from $17 billion of sales in 2019 to $62 billion of sales in 2024. Additionally, this market demand has positively impacted the IUL market as it has expanded from $100 million of annual sales in 2002 to $2 billion of annual sales in 2024.

See Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2024 for a more detailed discussion of industry factors and trends affecting our Results of Operations.

Critical Accounting Policies and Estimates

The accounting estimates described in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2024 are those we consider critical in preparing our unaudited Condensed Consolidated Financial Statements. Management is required to make estimates and assumptions that can affect the reported amounts of assets and liabilities and disclosures with respect to contingent assets and liabilities at the date of the unaudited Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates. See Note A - Basis of Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional description of certain significant accounting policies that have been followed in preparing our unaudited Condensed Consolidated Financial Statements.

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

On December 1, 2022, FNF distributed, on a pro rata basis, approximately 15% of the common stock of F&G. The purpose of the distribution was to enhance and more fully recognize the overall market value of each company. FNF retains control of F&G through ownership of approximately 82% of F&G common stock as of March 31, 2025.

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

Yield on AAUM

Yield on AAUM is calculated by dividing annualized GAAP net investment income by AAUM. Management considers this non-GAAP financial measure to be useful internally and to investors and analysts when assessing the level of return earned on AAUM.

Results of Operations
The results of operations for the three months ended March 31, 2025 and March 31, 2024 were as follows (in millions):

	Three months ended March 31,
	2025	2024
Revenues
Life insurance premiums and other fees	$489	$718
Interest and investment income	666	616
Owned distribution revenues	16	23
Recognized gains and (losses), net	(263)	212
Total revenues	908	1,569
Benefits and expenses
Benefits and other changes in policy reserves	524	1,161
Market risk benefit (gains) losses	109	(11)
Depreciation and amortization	153	123
Personnel costs	67	66
Other operating expenses	41	58
Interest expense	40	30
Total benefits and expenses	934	1,427
Earnings (loss) before income taxes	(26)	142
Income tax expense (benefit)	(5)	26
Net earnings (loss)	(21)	116
Less: Non-controlling interests	—	1
Net earnings (loss) attributable to F&G	(21)	115
Less: Preferred stock dividend	4	4
Net earnings (loss) attributable to F&G common shareholders	$(25)	$111

The following table summarizes sales by product type (in millions) (see “Non-GAAP Financial Measures”):

	Three months ended March 31,
	2025	2024
Indexed annuities ("FIA/RILA")	$1,461	$1,437
Fixed rate annuities ("MYGA")	562	1,327
Total annuity	2,023	2,764
IUL	43	42
Funding agreements ("FABN/FHLB")	525	105
PRT	311	584
Gross sales	2,902	3,495
Sales attributable to flow reinsurance to third parties	(721)	(1,193)
Net sales	$2,181	$2,302

•Indexed annuity sales were slightly higher for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, and MYGA sales were lower for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. These changes reflect F&G's decision to allocate capital to indexed annuity sales given the ongoing favorable economic conditions and strong demand for retirement savings products, resulting in a reduction in MYGA sales.
•Funding agreements, reflecting new FABN and FHLB agreements, were higher for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, and are subject to fluctuation period to period based on economic conditions and the timing of entering the new agreements.

•PRT sales decreased for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, reflecting the timing of PRT transactions that are also subject to fluctuation period to period. During the three months ended March 31, 2025, we closed two pension risk transfer transactions.
•Sales attributable to flow reinsurance to third parties were lower during the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily reflecting the lower level of MYGA sales partially offset by the addition of new reinsurance that was effective July 1, 2024.

Revenues

Life Insurance Premiums and Other Fees
Life insurance premiums and other fees primarily reflect premiums on life-contingent PRTs and traditional life insurance products, which are recognized as revenue when due from the policyholder, as well as policy rider fees primarily on indexed annuity policies, the cost of insurance on IUL policies and surrender charges assessed against policy withdrawals in excess of the policyholder's allowable penalty-free amounts (up to 10% of the prior year's value, subject to certain limitations). The following table summarizes the Life insurance premiums and other fees, on the unaudited Condensed Consolidated Statements of Operations, for the three months ended March 31, 2025 and March 31, 2024 (in millions):

	Three months ended March 31,
	2025	2024
Life-contingent pension risk transfer premiums	$311	$584
Traditional life insurance and life-contingent immediate annuity premiums	10	12
Surrender charges	57	43
Policyholder fees and other income	111	79
Life insurance premiums and other fees	$489	$718

•Life-contingent pension risk transfer premiums decreased for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, reflecting the timing of PRT transactions. As noted above, PRT premiums are subject to fluctuation period to period.
•Surrender charges increased for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily reflecting increases in withdrawals from policyholders with surrender charges and market value adjustments (“MVAs”), primarily on our indexed annuities policies. The increase in termination activity is primarily due to the higher interest rate environment.
•Policyholder fees and other income increased for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily reflecting a reinsurance true-up adjustment, increased cost of insurance charges, net of changes in unearned revenue liabilities (“URL”) on IUL policies from growth in business and higher guaranteed minimum withdrawal benefit (“GMWB”) rider fees. GMWB rider fees are based on the policyholder's benefit base and are collected at the end of the policy year.

Interest and Investment Income

Below is a summary of interest and investment income (in millions):

	Three months ended March 31,
	2025	2024
Fixed maturity securities, available-for-sale	$549	$516
Equity securities	5	6
Preferred securities	3	6
Mortgage loans	82	66
Invested cash and short-term investments	34	28
Limited partnerships	54	54
Other investments	2	10
Gross investment income	729	686
Investment expense	(63)	(70)
Interest and investment income	$666	$616

Interest and investment income is shown net of amounts attributable to certain funds withheld reinsurance agreements which is passed along to the reinsurer in accordance with the terms of these agreements. Interest and investment income attributable to these agreements, and thus excluded from the totals in the table above, was $184 million and $127 million for the three months ended March 31, 2025 and March 31, 2024, respectively.

Our AAUM and yield on AAUM are summarized as follows (annualized) (dollars in millions) (see “Non-GAAP Financial Measures”):

	Three months ended March 31,
	2025	2024
Annualized interest and investment income	$2,664	$2,464
AAUM	$53,877	$49,400
Yield on AAUM (at amortized cost)	4.94%	4.99%

•AAUM was higher for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, reflecting net new business asset flows, stable inforce retention and net capital transaction proceeds.
•Interest and investment income was higher for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily due to $56 million from invested asset growth and $1 million of all other rate and mix impacts, partially offset by $7 million of lower returns on alternative investments.

Owned Distribution Revenues

Below is a summary of owned distribution revenues (in millions):

	Three months ended March 31,
	2025	2024
Owned distribution revenues	$16	$23

•Owned distribution revenues represent commissions received by our majority owned distribution partners generated from third-party annuity and life insurance sales. Override and bonus commissions are recognized as revenue at the effective date of each policy sold under a contract. Owned distribution revenues were lower for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily reflecting lower commission revenues.

Recognized Gains and (Losses), Net

Below is a summary of the major components included in recognized gains and (losses), net (in millions):

	Three months ended March 31,
	2025	2024
Net realized and unrealized gains (losses) on fixed maturity available-for-sale securities, equity securities and other invested assets	$(16)	$48
Change in allowance for expected credit losses	(22)	—
Net realized and unrealized gains (losses) on certain derivatives instruments	(184)	179
Change in fair value of reinsurance related embedded derivatives	(41)	(18)
Change in fair value of other derivatives and embedded derivatives	—	3
Recognized gains and (losses), net	$(263)	$212

Recognized gains and (losses), net is shown net of amounts attributable to certain funds withheld reinsurance agreements which is passed along to the reinsurer in accordance with the terms of these agreements. Recognized gains and (losses) attributable to these agreements, and thus excluded from the totals in the table above, was $(42) million for the three month period ended March 31, 2025, and $(19) million for the three month period ended March 31, 2024, respectively.
•For the three months ended March 31, 2025, net realized and unrealized gains (losses) on fixed maturity available-for-sale securities, equity securities and other invested assets is primarily the result of mark-to-market losses on our equity securities.
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
•The change in allowance for expected credit losses primarily relates to available for sale securities.
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

The components of the realized and unrealized gains (losses) on certain derivative instruments hedging our indexed annuities, universal life products and floating rate investments are summarized in the table below (dollars in millions):

	Three months ended March 31,
	2025	2024
Equity options:
Realized gains (losses)	$(20)	$11
Change in unrealized (losses) gains	(214)	239
Futures contracts:
Gains (losses) on futures contracts expiration	(1)	7
Change in unrealized (losses) gains	6	(1)
Interest rate swap (losses) gains	49	(80)
Other derivative investments
Gains (losses) on other derivative investments	(4)	3
Total net change in fair value	$(184)	$179

Annual Point-to-Point Change in S&P 500 Index during the periods	6%	28%
Secured Overnight Financing Rates	4.41%	5.34%

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

The average index credits to policyholders are as follows:

	Three months ended March 31,
	2025	2024
Average Crediting Rate	5%	3%
S&P 500 Index:
Point-to-point strategy	5%	3%
Monthly average strategy	4%	3%
Monthly point-to-point strategy	4%	3%
3 year high water mark	2%	5%

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

Benefits and Expenses

Benefits and Other Changes in Policy Reserves

Below is a summary of the major components included in Benefits and other changes in policy reserves (in millions):

	Three months ended March 31,
	2025	2024
PRT agreements	$314	$598
Indexed annuities/IUL market related liability movements	(240)	225
Index credits, interest credited and bonuses	438	327
Other changes in policy reserves	12	11
Benefits and other changes in policy reserves	$524	$1,161

•PRT agreements, primarily representing the change in reserves associated with PRT premiums during the periods, decreased for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, reflecting the timing of PRT transactions. PRT transactions are subject to fluctuation period to period.
•The indexed annuities/IUL market related liability movements during the three months ended March 31, 2025 and March 31, 2024, respectively, are mainly driven by changes in the equity markets, non-performance spreads, and risk free rates during the respective periods. The change in risk free rates and non-performance spreads increased (decreased) the direct indexed annuities market related liability by $47 million and $(84) million during the three months ended March 31, 2025 and March 31, 2024, respectively. The remaining changes in market value of the market related liability movements for all periods were primarily driven by equity market impacts. See “Revenues — Recognized gains and (losses), net” above for summary and discussion of net unrealized gains (losses) on certain derivative instruments.
•Annually, typically in the third quarter, we review assumptions associated with reserves for policy benefits and product guarantees.
◦During the three months ended March 31, 2025, based on experience, we reflected updates to the option budget assumption used to calculate the fair value of the embedded derivative component within contractholder funds. These changes resulted in decreases in total benefits and other changes in policy reserves of approximately $21 million for the three months ended March 31, 2025.
◦During the three months ended March 31, 2024, based on increases in interest rates and pricing changes, we updated certain indexed annuity assumptions used to calculate the fair value of the embedded derivative component within contractholder funds. These changes resulted in an increase in total benefits and other changes in policy reserves of $57 million for the three months ended March 31, 2024.
•Index credits, interest credited and bonuses for the three months ended March 31, 2025, were higher compared to the three months ended March 31, 2024, primarily reflecting higher index credits and interest credited on indexed annuities and other policies as a result of market movement during the respective periods and higher interest credited associated with the growth in PRT agreements.

Market Risk Benefit (Gains) Losses

Below is a summary of market risk benefit (gains) losses (in millions):

	Three months ended March 31,
	2025	2024
Market risk benefit (gains) losses	$109	$(11)

•Market risk benefit (gains) losses is primarily driven by issuances, attributed fees collected, effects of market related movements (including changes in equity markets and risk-free rates), actual policyholder behavior as compared with expected changes in assumptions during the periods. Market risk benefit (gains) losses are reported net of reinsurance, reflecting an amended reinsurance agreement effective July 1, 2024.
•Changes in market risk benefit (gains) losses for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily reflect unfavorable market related movements and unfavorable actual policyholder behavior as compared to expected.

Depreciation and Amortization

Below is a summary of the major components included in depreciation and amortization (in millions):

	Three months ended March 31,
	2025	2024
Amortization of DAC, VOBA and DSI	$134	$107
Amortization of other intangible assets and fixed asset depreciation	19	16
Depreciation and amortization	$153	$123

•DAC, VOBA and DSI are amortized on a constant level basis for the grouped contracts over the expected term of the related contracts to approximate straight-line amortization. Amortization of DAC, VOBA and DSI increased for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily reflecting increased DAC and DSI associated with the growth of the business. In addition, as a result of our annual actuarial assumption update process during the three months ended September 30, 2024, amortization rates on some DAC and DSI balances increased primarily for indexed annuities.

Personnel Costs and Other Operating Expenses
Below is a summary of personnel costs and other operating expenses (in millions):

	Three months ended March 31,
	2025	2024
Personnel costs	$67	$66
Other operating expenses	41	58
Total personnel costs and other operating expenses	$108	$124

•Personnel costs and other operating expenses for the three months ended March 31, 2025 were lower compared to the three months ended March 31, 2024, primarily reflecting disciplined expense management, costs in line with sales volumes and growth in assets, along with continued investments in our operating platform.

Interest expense

Below is a summary of interest expense (in millions):

	Three months ended March 31,
	2025	2024
Interest expense	$40	$30

•Interest expense increased for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, primarily reflecting interest on the debt issuances in 2024 and January 2025, partially offset by the payoff of the 5.50% Senior Notes due May 1, 2025 (the “5.50% F&G Senior Notes”) in February 2025, and the payoff of the revolving credit facility in 2024.

Other Items Affecting Net Earnings

Income Tax Expense (Benefit)

Below is a summary of the major components included in income tax expense (benefit) (dollars in millions):

	Three months ended March 31,
	2025	2024
Earnings (loss) before taxes	$(26)	$142

Income tax (benefit) expense before valuation allowance	(7)	25
Change in valuation allowance	2	1
Income tax (benefit) expense	$(5)	$26
Effective rate	19%	18%

•Income tax benefit for the three months ended March 31, 2025 was $5 million, compared to income tax expense of $26 million for the three months ended March 31, 2024. The effective tax rate was 19% and 18% for the three months ended March 31, 2025 and March 31, 2024, respectively. The decrease in income tax expense period over period is primarily related to the decrease in pre-tax income.

Adjusted Net Earnings (See “—Non-GAAP Financial Measures”)

The table below shows the adjustments made to reconcile Net earnings (loss) attributable to common shareholders to Adjusted net earnings attributable to common shareholders (in millions):

	Three months ended March 31,
	2025	2024
Net earnings (loss) attributable to common shareholders	$(25)	$111
Non-GAAP adjustments:
Recognized (gains) and losses, net
Net realized and unrealized (gains) losses on fixed maturity available-for-sale securities, equity securities and other invested assets	15	(48)
Change in allowance for expected credit losses	22	1
Change in fair value of reinsurance related embedded derivatives	41	18
Change in fair value of other derivatives and embedded derivatives	(49)	61
Recognized (gains) losses, net	29	32
Market related liability adjustments	103	(55)
Purchase price amortization	15	22
Transaction costs, other and non-recurring items	1	—
Non-controlling interest	(2)	(3)
Income taxes adjustment	(30)	1
Adjusted net earnings attributable to common shareholders	$91	$108

The commentary below is intended to provide additional information on the significant income and expense items that help explain the trends in our adjusted net earnings for each time period, as we believe these items provide further clarity to the financial performance of the business.

•Adjusted net earnings of $91 million for the three months ended March 31, 2025 included income from a $16 million reinsurance true-up adjustment.  Investment income from alternative investments was $63 million below management’s long-term expected return of approximately 10%.
•Adjusted net earnings of $108 million for the three months ended March 31, 2024 included $2 million of other income items. Investment income from alternative investments was $52 million below management’s long-term expected return of approximately 10%.

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

As of March 31, 2025 and December 31, 2024, the fair value of our investment portfolio was approximately $60 billion and was divided among the following asset classes and sectors (dollars in millions):

	March 31, 2025		December 31, 2024
	Fair Value	Percent	Fair Value	Percent
Fixed maturity securities, available for sale:
United States Government full faith and credit	$209	—%	$158	—%
United States Government sponsored entities	94	—	95	—
United States municipalities, states and territories	1,370	2	1,346	2
Foreign Governments	224	—	186	—
Corporate securities:
Finance, insurance and real estate	9,038	15	8,611	14
Manufacturing, construction and mining	1,451	3	1,139	2
Utilities, energy and related sectors	3,137	5	2,971	5
Wholesale/retail trade	3,236	5	3,210	5
Services, media and other	4,638	8	4,547	8
Hybrid securities	512	1	581	1
Non-agency residential mortgage-backed securities	2,647	4	2,693	5
Commercial mortgage-backed securities (a)	5,091	9	5,131	9
Asset-backed securities ("ABS") (a)	6,990	12	10,270	17
Collateral loan obligations and loan backed-private obligations ("CLO") (a)	9,272	15	5,379	9
Total fixed maturity available for sale securities	47,909	79	46,317	77
Equity securities (b)	354	1	415	1
Limited partnerships:
Private equity	1,947	3	1,830	3
Real assets	719	1	437	1
Credit	1,185	2	1,021	2
Limited partnerships	3,851	6	3,288	6
Commercial mortgage loans	2,534	4	2,404	4
Residential mortgage loans	3,338	6	2,916	5
Other (primarily derivatives, company owned life insurance and unconsolidated owned distribution investments)	1,680	3	1,753	3
Short term investments	549	1	2,410	4
Total investments	$60,215	100%	$59,503	100%
(a)Balances at March 31, 2025, reflect classifications consistent with the NAIC Principles Based Bond Definition Project effective January 1, 2025.
(b)Includes investment grade non-redeemable preferred stocks ($203 million and $222 million at March 31, 2025 and December 31, 2024, respectively).

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

The NAIC’s Securities Valuation Office (“SVO”) is responsible for the day-to-day credit quality assessment and valuation of securities owned by state regulated insurance companies. Insurance companies report ownership of securities to the SVO when such securities are eligible for regulatory filings. The SVO conducts credit analysis on these securities for the purpose of assigning a NAIC designation or unit price. Typically, if a security has been rated by a nationally recognized statistical rating organization (“NRSRO”), the SVO utilizes that rating and assigns a NAIC designation based upon the NAIC published comparison of NRSRO ratings to NAIC designations.

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

The following table summarizes the credit quality by NRSRO rating, or NAIC designation equivalent, of our fixed income portfolio (dollars in millions) at March 31, 2025 and December 31, 2024:

		March 31, 2025			December 31, 2024
NRSRO Rating	NAIC Designation	Amortized Cost	Fair Value	Fair Value Percent	Amortized Cost	Fair Value	Fair Value Percent
AAA/AA/A	1	$32,410	$30,526	64%	$31,258	$29,174	63%
BBB	2	16,376	15,312	32	16,254	15,082	33
BB	3	1,570	1,516	3	1,591	1,538	3
B	4	415	388	1	375	353	1
CCC	5	98	62	—	100	68	—
CC and lower	6	157	105	—	151	102	—
Total		$51,026	$47,909	100%	$49,729	$46,317	100%

Investment Concentrations
The tables below present the top ten structured security and industry categories of our fixed maturity and equity securities including the fair value and percent of total fixed maturity and equity securities fair value as of March 31, 2025 and December 31, 2024 (dollars in millions).

	March 31, 2025
Top 10 Concentrations	Fair Value	Percent of Total Fair Value
CLO	$9,272	19%
ABS other	6,990	14
Commercial mortgage-backed securities	5,091	11
Diversified financial services	4,255	9
Whole loan collateralized mortgage obligation	2,616	5
Banking	2,005	4
Insurance	1,831	4
Municipal	1,370	3
Electric	1,274	3
Telecommunications	815	2
Total	$35,519	74%

	December 31, 2024
Top 10 Concentrations	Fair Value	Percent of Total Fair Value
ABS other	$10,270	22%
CLO	5,379	11
Commercial mortgage-backed securities	5,131	11
Diversified financial services	4,271	9
Whole loan collateralized mortgage obligation	2,635	6
Banking	1,988	4
Insurance	1,761	4
Municipal	1,363	3
Electric	1,229	3
Pharmaceuticals	738	1
Total	$34,765	74%
The amortized cost and fair value of fixed maturity available-for-sale (“AFS”) securities by contractual maturities as of March 31, 2025 and December 31, 2024 (dollars in millions), are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	March 31, 2025
	Amortized Cost	Fair Value
Corporate, Non-structured Hybrids, Municipal, Foreign and U.S. Government securities:
Due in one year or less	$603	$603
Due after one year through five years	4,117	4,103
Due after five years through ten years	5,124	5,011
Due after ten years	16,713	14,098
Subtotal	26,557	23,815
Other securities, which provide for periodic payments:
Asset-backed securities	16,429	16,262
Commercial-mortgage-backed securities	5,260	5,091
Residential mortgage-backed securities	2,780	2,741
Subtotal	24,469	24,094
Total fixed maturity available-for-sale securities	$51,026	$47,909

Non-Agency RMBS Exposure

Our investment in non-agency RMBS securities is predicated on the conservative and adequate cushion between purchase price and NAIC 1 rating, general lack of sensitivity to interest rates, positive convexity to prepayment rates and correlation between the price of the securities and the unfolding recovery of the housing market.

The fair value of our investments in subprime securities and Alt-A RMBS securities were $5 million and $44 million as of March 31, 2025, respectively, and $29 million and $44 million as of December 31, 2024, respectively. As of March 31, 2025 and December 31, 2024, approximately 92% and 93%, respectively, of the subprime and Alt-A RMBS exposures were rated NAIC 2 or higher.

ABS and CLO Exposures

Our ABS exposures are largely diversified by underlying collateral and issuer type. Our CLO exposures are generally senior tranches of CLOs which have leveraged loans as their underlying collateral.

As of March 31, 2025, the CLO and ABS positions were trading at a net unrealized gain of $55 million and a net unrealized loss of $207 million, respectively. As of December 31, 2024, the CLO and ABS positions were trading at a net unrealized gain of $92 million and a net unrealized loss of $207 million, respectively.

The following table summarizes the credit quality by NRSRO rating, or NAIC designation equivalent, of our AFS ABS portfolio (dollars in millions) at March 31, 2025 and December 31, 2024. Balances at March 31, 2025 reflect classifications consistent with the NAIC Principles Based Bond Definition Project effective January 1, 2025.

		March 31, 2025		December 31, 2024
		Fair Value	Percent	Fair Value	Percent
NRSRO Rating	NAIC Designation
AAA/AA/A	1	$5,227	75%	$7,963	78%
BBB	2	1,513	21	1,633	16
BB	3	187	3	445	4
B	4	7	—	183	2
CCC	5	7	—	8	—
CC and lower	6	49	1	38	—
Total		$6,990	100%	$10,270	100%

The following table summarizes the credit quality by NRSRO rating, or NAIC designation equivalent, of our AFS CLO portfolio (dollars in millions) at March 31, 2025 and December 31, 2024. Balances at March 31, 2025 reflect classifications consistent with the NAIC Principles Based Bond Definition Project effective January 1, 2025.

		March 31, 2025		December 31, 2024
		Fair Value	Percent	Fair Value	Percent
NRSRO Rating	NAIC Designation
AAA/AA/A	1	$6,673	72%	$3,411	63%
BBB	2	1,600	17	1,396	26
BB	3	800	9	524	10
B	4	162	2	10	—
CCC	5	—	—	—	—
CC and lower	6	37	—	38	1
Total		$9,272	100%	$5,379	100%

Municipal Bond Exposure

The following table summarizes our municipal bond exposure as of March 31, 2025 and December 31, 2024 (dollars in millions).

	March 31, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
General obligation bonds	$245	$207	$247	$205
Special revenue bonds	1,330	1,149	1,329	1,128
Certificate participations	16	14	16	13
Total	$1,591	$1,370	$1,592	$1,346

Across all municipal bonds, the largest issuer represented 5% of the category and less than 1% of the total portfolio for both March 31, 2025 and December 31, 2024, and is rated NAIC 1 as of March 31, 2025. Our focus within municipal bonds is on NAIC 1 rated instruments, with 98% and 97% of our municipal bond exposure rated NAIC 1 as of March 31, 2025 and December 31, 2024, respectively.

Mortgage Loans

Commercial Mortgage Loans

We diversify our commercial mortgage loans (“CMLs”) portfolio by geographic region and property type to attempt to reduce concentration risk. We continuously evaluate CMLs based on relevant current information to ensure properties are performing at a level to secure the related debt. Loan-to-value (“LTV”) and debt-service coverage (“DSC”) ratios are utilized to assess the risk and quality of CMLs. As of March 31, 2025 and December 31, 2024, our mortgage loans on real estate portfolio had a weighted average DSC ratio of 2.3 times, and a weighted average LTV ratio of 56% and 57%, respectively.

We consider a CML delinquent when a loan payment is greater than 30 days past due. For mortgage loans that are determined to require foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell at the point of foreclosure. As of March 31, 2025 and December 31, 2024, we had one CML that was delinquent in principal or interest payments. We had no CMLs in the process of foreclosure as of March 31, 2025 and December 31, 2024. See Note C - Investments to the unaudited Condensed Consolidated Financial Statements included in this report for additional information on our CMLs, including our distribution by property type, geographic region, LTV and DSC ratios.

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

Unrealized Losses

The amortized cost and fair value of the fixed maturity securities and the equity securities that were in an unrealized loss position as of March 31, 2025 and December 31, 2024, were as follows (dollars in millions):

	March 31, 2025
	Number of Securities	Amortized Cost	Allowance for Expected Credit Losses	Unrealized Losses	Fair Value
Fixed maturity securities, available for sale:
United States Government full faith and credit	10	$17	$—	$(1)	$16
United States Government sponsored agencies	51	24	—	(2)	22
United States municipalities, states and territories	164	1,390	—	(226)	1,164
Foreign Governments	42	218	—	(42)	176
Corporate securities:
Finance, insurance and real estate	705	6,056	(14)	(640)	5,402
Manufacturing, construction and mining	146	1,287	—	(148)	1,139
Utilities, energy and related sectors	443	2,821	—	(513)	2,308
Wholesale/retail trade	483	2,867	—	(463)	2,404
Services, media and other	591	4,322	—	(827)	3,495
Hybrid securities	35	435	—	(28)	407
Non-agency residential mortgage-backed securities	251	1,005	(1)	(77)	927
Commercial mortgage-backed securities	326	2,435	(49)	(170)	2,216
Asset-backed securities	726	8,352	(13)	(326)	8,013
Total fixed maturity available for sale securities	3,973	31,229	(77)	(3,463)	27,689
Equity securities	25	305	—	(82)	223
Total investments	3,998	$31,534	$(77)	$(3,545)	$27,912

	December 31, 2024
	Number of Securities	Amortized Cost	Allowance for Expected Credit Losses	Unrealized Losses	Fair Value
Fixed maturity securities, available for sale:
United States Government full faith and credit	29	$106	$—	$(3)	$103
United States Government sponsored agencies	64	92	—	(4)	88
United States municipalities, states and territories	176	1,476	—	(249)	1,227
Foreign Governments	43	224	—	(45)	179
Corporate securities:
Finance, insurance and real estate	840	6,596	—	(728)	5,868
Manufacturing, construction and mining	156	1,173	—	(161)	1,012
Utilities, energy and related sectors	477	3,000	—	(542)	2,458
Wholesale/retail trade	523	3,111	—	(497)	2,614
Services, media and other	640	4,679	—	(874)	3,805
Hybrid securities	31	515	—	(29)	486
Non-agency residential mortgage-backed securities	314	1,370	—	(101)	1,269
Commercial mortgage-backed securities	344	2,552	(41)	(200)	2,311
Asset-backed securities	355	4,148	(11)	(317)	3,820
Total fixed maturity available for sale securities	3,992	29,042	(52)	(3,750)	25,240
Equity securities	31	363	—	(87)	276
Total investments	4,023	$29,405	$(52)	$(3,837)	$25,516

The gross unrealized loss position on the fixed maturity available-for-sale fixed and equity portfolio was $3,545 million and $3,837 million as of March 31, 2025 and December 31, 2024, respectively. Most components of the portfolio exhibited price appreciation caused primarily by lower treasury rates. The total amortized cost of all securities in an unrealized loss position was $31,534 million and $29,405 million as of March 31, 2025 and December 31, 2024, respectively. The average market value/book value of the investment category with the largest unrealized loss position was 81% for services, media and other for both March 31, 2025 and December 31, 2024. In the aggregate, services, media and other represented 23% of the total unrealized loss position for both March 31, 2025 and December 31, 2024.

The amortized cost and fair value of fixed maturity available for sale securities under watch list analysis and the number of months in a loss position with investment grade securities (NRSRO rating of BBB/Baa or higher) as of March 31, 2025 and December 31, 2024, were as follows (dollars in millions):

	March 31, 2025
	Number of Securities	Amortized Cost	Fair Value	Allowance for Credit Loss	Gross Unrealized Losses
Investment grade:
Less than six months	6	$18	$17	$—	$(1)
Six months or more and less than twelve months	2	11	10	—	(1)
Twelve months or greater	95	1,236	811	—	(425)
Total investment grade	103	1,265	838	—	(427)

Below investment grade:
Less than six months	—	—	—	—	—
Six months or more and less than twelve months	—	—	—	—	—
Twelve months or greater	7	112	75	(14)	(23)
Total below investment grade	7	112	75	(14)	(23)
Total	110	$1,377	$913	$(14)	$(450)

	December 31, 2024
	Number of Securities	Amortized Cost	Fair Value	Allowance for Credit Loss	Gross Unrealized Losses
Investment grade:
Less than six months	8	$54	$52	$—	$(2)
Six months or more and less than twelve months	—	—	—	—	—
Twelve months or greater	107	1,443	959	—	(484)
Total investment grade	115	1,497	1,011	—	(486)

Below investment grade:
Less than six months	—	—	—	—	—
Six months or more and less than twelve months	—	—	—	—	—
Twelve months or greater	5	82	51	—	(31)
Total below investment grade	5	82	51	—	(31)
Total	120	$1,579	$1,062	$—	$(517)

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

There were 72 and 45 structured securities with a fair value of $241 million and $146 million to which we had potential credit exposure as of March 31, 2025 and December 31, 2024, respectively. Our analysis of these structured securities, which included cash flow testing, resulted in allowances for expected credit losses of $66 million and $62 million as of March 31, 2025 and December 31, 2024, respectively.

Exposure to Sovereign Debt and Certain Other Exposures

Our investment portfolio had an immaterial amount of direct exposure to European sovereign debt as of March 31, 2025 and December 31, 2024, respectively. We have no exposure to investments in Russia or Ukraine and de minimis investments in peripheral countries in the region.

Interest and Investment Income

For discussion regarding our interest and investment income and recognized gains and (losses), net, refer to Note C - Investments to the unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

AFS Securities

For additional information regarding our AFS securities, including the amortized cost, gross unrealized gains (losses), and fair value as well as the amortized cost and fair value of fixed maturity AFS securities by contractual maturities, as of March 31, 2025 and December 31, 2024, refer to Note C - Investments to the unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

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

We are required to pay counterparties the effective federal funds rate each day for cash collateral posted to F&G for daily mark-to-market margin changes. We reduce the negative interest cost associated with cash collateral posted from counterparties under various ISDA agreements by reinvesting derivative cash collateral. This program permits collateral cash received to be invested in short term Treasury securities, bank deposits and commercial paper rated A1/P1, which are included in Cash and cash equivalents in the unaudited Condensed Consolidated Balance Sheets.

See Note D - Derivative Financial Instruments to the unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information regarding our derivatives and our exposure to credit loss on derivatives.

Liquidity and Capital Resources

Liquidity refers to the ability of an enterprise to generate adequate amounts of cash from its normal operations to meet cash requirements with a prudent margin of safety. Our principal sources of cash flow from operating activities are annuity considerations, insurance premiums, and fees and investment income. We also generate cash inflows from investing activities resulting from maturities and sales of invested assets and from financing activities including inflows on our investment-type products, proceeds from borrowing activities and issuances of common and preferred stock. Our operating activities provided cash of $956 million and $1,534 million for the three months ended March 31, 2025 and March 31, 2024, respectively. When considering our liquidity and cash flow, it is important to distinguish between the needs of our insurance subsidiaries and the needs of the holding company, F&G Annuities & Life, Inc. As a holding company with no operations of its own, F&G Annuities & Life, Inc. derives its cash primarily from its insurance subsidiaries and CF Bermuda Holdings Ltd. (“CF Bermuda”), a Bermuda exempted limited liability company and a wholly owned direct subsidiary of the Company, a downstream holding company that provides additional sources of liquidity. Dividends from our insurance subsidiaries flow through CF Bermuda to F&G Annuities & Life, Inc. F&G Cayman Re, a licensed class D insurer in the Cayman Islands and a wholly owned direct subsidiary of the Company, could also provide dividends directly to F&G Annuities & Life, Inc.

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

On January 13, 2025, F&G completed its public offering of $375 million aggregate principal amount of its 7.300% Junior Subordinated Notes due 2065 (the “7.300% F&G Junior Notes”). The 7.300% F&G Junior Notes are guaranteed on an unsecured, subordinated basis and rank junior in right of payment to all of F&G’s Senior Indebtedness. F&G intends to use the net proceeds of this offering for general corporate purposes, including the repurchase, redemption or repayment at maturity of outstanding indebtedness.

On February 1, 2025, F&G redeemed the outstanding $300 million aggregate principal amount of its 5.50% F&G Senior Notes. The notes were redeemed for a redemption price equal to 100% of the principal amount of the notes plus accrued and unpaid interest to, but excluding, the redemption date.

On March 24, 2025, we completed a public offering of 8,000,000 shares of common stock, par value $0.001 per share. In connection with the offering, we entered into an underwriting agreement, pursuant to which we granted the underwriters of the offering a 30-day option to purchase up to an additional 1,200,000 shares of common stock. Pursuant to the underwriting agreement, the underwriters agreed to resell to FNF 4,500,000 shares of common stock at the same price per share paid by the underwriters, which was $33.60 per share. The underwriters option subsequently expired unexercised. We intend to use the net proceeds from the offering for general corporate purposes, including the support of organic growth opportunities.

Cash Requirements. Our current cash requirements include personnel costs, operating expenses, benefit payments, funding agreement payments, taxes, payments of interest and principal on our debt, capital expenditures, business acquisitions, stock repurchases and dividends on our common stock. During the first three months of 2025, we paid common and preferred dividends of approximately $30 million. During the first three months of 2024, we paid common dividends of approximately $26 million.

On May 7, 2025, our Board of Directors declared a quarterly cash dividend of $0.8594 per share on the FNF preferred stock for the period from April 15, 2025 to and excluding July 15, 2025, to be payable on July 15, 2025, to FNF preferred stock record holders on July 1, 2025. On May 7, 2025, our Board of Directors also declared a quarterly cash dividend of $0.22 per common share, payable on June 30, 2025, to F&G common shareholders of record as of June 16, 2025.

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

There were no purchases of stock pursuant to our stock repurchase program during the three months ended March 31, 2025. At March 31, 2025, the total remaining authorization of F&G common stock that may be repurchased was approximately $32 million.

As of March 31, 2025 and December 31, 2024, we had Cash and cash equivalents of $3,293 million and $2,264 million, respectively, short term investments of $549 million and $2,410 million, respectively. As of March 31, 2025 we had $750 million of remaining capacity under our revolving credit facility and $200 million of capacity under our revolving credit facility with FNF (the “FNF Credit Facility”). No amount was outstanding under the FNF Credit Facility as of March 31, 2025. Refer to Financing Arrangements below and Note L - Notes Payable of the unaudited Condensed Consolidated Financial Statements in Part I - Item 1 of this Quarterly Report on Form 10-Q for further information regarding our borrowings.

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

Dividend and Other Distribution Payment Limitations

The insurance laws of Iowa and New York regulate the amount of dividends that may be paid in any year by FGL Insurance and FGL NY Insurance, respectively. For the three months ended March 31, 2025, FGL Insurance did not pay dividends to its parent, Fidelity & Guaranty Life Holdings, Inc. (“FGLH”). FGL Insurance’s maximum ordinary dividend capacity for 2025 is $0. FGL NY Insurance has historically not paid dividends. Under the laws of the State of Vermont, Raven Re and Corbeau Re cannot pay dividends out of, or other distribution with respect to, capital or surplus, without prior approval. Likewise, the insurance laws of Bermuda limit the maximum amount of annual dividends and distributions that may be paid or distributed by F&G Life Re without prior regulatory approval and those of the Cayman Islands require that, among other things, F&G Cayman Re maintain minimum levels of statutory capital, surplus and liquidity, meet solvency standards, submit to periodic examinations of its financial condition and restrict payments of dividends and reductions of capital. Please refer to Note O - Insurance Subsidiary Financial Information and Regulatory Matters included in Part I - Item I of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2024 for additional details on risk-based capital, statutory capital and dividend and other distribution payment limitations.

Cash Flow from our Operations

Cash flow from our operations will be used for general corporate purposes including to reinvest in operations, repay debt, pay dividends, repurchase stock, pursue other strategic initiatives and/or conserve cash.

Operating Cash Flow. Our cash flows provided by operations for the three months ended March 31, 2025 and March 31, 2024, were $956 million and $1,534 million, respectively. Cash provided by operations for the three months ended March 31, 2025 and March 31, 2024 included approximately $200 million and $490 million of net cash received for PRT transactions, respectively, included in the change in future policy benefits.

Investing Cash Flows. Our cash used in investing activities for the three months ended March 31, 2025 and March 31, 2024, were $809 million and, $1,384 million, respectively, primarily reflecting net purchases of investments. Cash used in investing activities for the three months ended March 31, 2024 also included net cash outflows of $268 million for the Roar acquisition.

Financing Cash Flows. Our cash flows provided by financing activities for the three months ended March 31, 2025 and March 31, 2024, were $882 million and $659 million, respectively and reflected higher net contractholder deposits in 2025, as compared to 2024. Contractholder account deposits and withdrawals for the three months ended March 31, 2025 included FABN issuances of approximately $350 million, as compared to no FABN issuances for the three months ended March 31, 2024. In addition, cash provided by financing activities for the three months ended March 31, 2025 included borrowing proceeds of $375 million, and proceeds of $269 million from the issuance of F&G Common Stock, all discussed above, partially offset by the $300 million redemption of the 5.50% F&G Senior Notes and dividend payments of approximately $30 million. Cash provided by financing activities for the three months ended March 31, 2024 included proceeds of $250 million from the issuance of the FNF preferred stock partially offset by dividend payments of approximately $26 million.

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

We have unfunded commitments as of March 31, 2025 based upon the timing of when investments and agreements are executed or signed compared to when the actual commitments are funded or closed. Some investments require that funding occur over a period of months or years. Please refer to Note C - Investments and Note N - Commitments and Contingencies to the unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional details on unfunded commitments.

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

Our borrowing capacity under these credit facilities does not have an expiration date as long as we maintain a satisfactory level of creditworthiness based on the FHLB’s credit assessment. As of March 31, 2025 and December 31, 2024, we had $2,901 million and $2,852 million, respectively, in FHLB non-putable funding agreements included under contractholder funds on our unaudited Condensed Consolidated Balance Sheets. As of March 31, 2025 and December 31, 2024, we had assets with a fair value of approximately $4,740 million and $4,289 million, respectively, which collateralized the FHLB funding agreements. Assets pledged to the FHLB are primarily included in fixed maturities, AFS, on our unaudited Condensed Consolidated Balance Sheets.

Collateral-Derivative Contracts. Under the terms of our ISDA agreements, we may receive from, or deliver to, counterparties collateral to assure that all terms of the ISDA agreements will be met with regard to the Credit Support Annex (“CSA”). The terms of the CSA call for us to pay interest on any cash received equal to the federal funds rate. As of March 31, 2025 and December 31, 2024, $621 million, and $771 million, respectively, of collateral was posted by our counterparties as they did not meet the net exposure thresholds. Collateral requirements are monitored on a daily basis and incorporate changes in market values of both the derivatives contract as well as the collateral pledged. Market value fluctuations are due to changes in interest rates, spreads and other risk factors.

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

Guarantor Financial Information

Our 6.250% F&G Senior Notes, 6.50% F&G Senior Notes, 7.40% F&G Senior Notes and 7.95% F&G Senior Notes are fully and unconditionally guaranteed on a senior, unsecured, unsubordinated basis, jointly and severally, by each of our existing and future direct and indirect subsidiaries that are guarantors of our obligations under the credit agreement (collectively, the “obligor group”). Refer to Note L - Notes Payable of the unaudited Condensed Consolidated Financial Statements in Part I - Item 1 of this Quarterly Report on Form 10-Q for further information regarding these borrowings.

Set forth below is summarized unaudited financial information of the obligor group, as presented on a combined basis (in millions). Intercompany transactions and balances within the obligor group have been eliminated. In addition, financial information of any non-guarantor subsidiaries, which would normally be consolidated by either F&G or the guarantors under GAAP, has been excluded from such presentation.

	Three months ended	Year ended
	March 31, 2025	December 31, 2024
Summarized Statement of Operations:
Total revenues	$(24)	$77
Total expenses	41	124
Income tax (expense) benefit	4	3
Net income (loss)	$(61)	$(44)

Summarized Balance Sheet:	March 31, 2025	December 31, 2024
Investments	$30	$334
Cash and cash equivalents	617	272
Goodwill	1,725	1,725
Due from non-guarantor affiliates	37	77
Other assets	38	42
Total assets	$2,447	$2,450

Notes payable	$2,234	$2,171
Other liabilities	119	167
Total liabilities	$2,353	$2,338

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, we are routinely subject to a variety of risks, as described in "Part I - Item 1A. Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2024 and, as applicable, Part II - Item 1A. Risk Factors included in this Quarterly Report on Form 10-Q. The risks related to our business also include certain market risks that may affect our financial instruments and certain liabilities.

At present, we face market risks associated with our marketable equity securities, liability for Contractholder funds, balances for MRBs which are subject to equity price volatility, and interest rate movements on our fixed income investments and liabilities for debt, FPBs, MRBs, and Contractholder funds.

We regularly assess these market risks and have established policies and business practices designed to protect against the adverse effects of these exposures.

Additionally, financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of cash equivalents, derivatives, long term investments and short-term investments. We require placement of cash in financial institutions evaluated as highly creditworthy.

For information about our enterprise risk management and a description of our market risk exposures, including strategies used to manage our exposure to market risk, see "Part II - Item 7A. Quantitative and Qualitative Disclosures about Market Risk" included in our Annual Report on Form 10-K for the year ended December 31, 2024 and, as applicable, Part II - Item 1A. Risk Factors included in this Quarterly Report on Form 10-Q.

During the three months ended March 31, 2025, there were no material changes to our market risk exposures from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, except as described below.

Interest Rate Risk

An increase in the levels of interest rates of 100 basis points, with all other variables held constant, would result in a decrease in the fair value of our fixed maturity securities and certain investments in preferred securities of approximately $2.7 billion, a net decrease in the fair value of interest rate swaps of approximately $0.1 billion and a net decrease in the combined fair value of embedded derivatives and MRBs of approximately $0.6 billion at March 31, 2025. In addition, a 100bps shift in interest rates for our floating rate debt and funding agreements will increase or decrease floating expense by approximately $19 million per year. As noted in our Annual Report on Form 10-K for the year ended December 31, 2024, the impact to net earnings related to the interest rate swaps and floating rate notes payable and funding agreements will be significantly offset by corresponding changes in investment income associated with our floating rate investments.

Equity Price Risk

At March 31, 2025, a 10% decrease in market prices, with all other variables held constant, would result in a net decrease in the fair value of our equity securities portfolio of approximately $35 million.

Credit Risk and Counterparty Risk

See Note D - Derivative Financial Instruments in the unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information regarding our exposure to credit loss for derivatives.

In the normal course of business, certain reinsurance recoverables are subject to reviews by the reinsurers. We are not aware of any material disputes arising from these reviews or other communications with the counterparties as of March 31, 2025 that would require an increase to the allowance for credit losses. For information on concentrations of reinsurance risk, refer to Note E - Reinsurance in the unaudited Condensed Consolidated Financial Statements included in Part I - Item 1 of this Quarterly Report on Form 10-Q.

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

Concentrations of Financial Instruments

Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations - Investment Portfolio - Investment Concentrations included in Item 2 of Part I of this Quarterly Report on Form 10-Q regarding the top ten investment concentrations of our fixed maturity and equity securities including the fair value and percent of total fixed maturity and equity securities fair value as of March 31, 2025 and December 31, 2024.

Refer to Note C - Investments in the unaudited Condensed Consolidated Financial Statements included in Part I - Item 1 of this Quarterly Report on Form 10-Q for our underlying investment concentrations that exceed 10% of shareholders equity as of March 31, 2025.

.
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation was performed under the supervision and with participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of March 31, 2025, the Company’s disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the "Risk Factors" disclosed under "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2024. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

There have been no material changes as of the date of this Quarterly Report on Form 10-Q to the risk factors disclosed in “Item IA. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

In 2023, F&G’s Board of Directors approved a new three-year stock repurchase program under which the Company may repurchase up to $50 million of F&G common stock. The Company believes the share repurchase program is an efficient means of returning cash to shareholders when we consider the shares to be undervalued. Purchases may be made from time to time by the Company in the open market at prevailing market prices or through privately negotiated transactions or accelerated share repurchase transactions through November 6, 2026. All purchases are currently planned to be held as Treasury Stock. The extent to which the Company repurchases its shares, and the timing of such purchases, will depend upon a variety of factors, including market conditions, regulatory requirements and other considerations, as determined by the Company. There were no repurchases of shares pursuant to the stock repurchase program for the three months ended March 31, 2025. At March 31, 2025, the total remaining authorization of F&G common stock that may be repurchased was approximately $32 million.

There were no unregistered sales of equity securities sold during the period covered by this Quarterly Report on Form 10-Q that were not previously included in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information

During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The following is a list of exhibits filed or incorporated by reference as a part of this Quarterly Report on Form 10-Q.

Exhibit No.	Description of Exhibits
4.1	Indenture, between F&G, and Citibank, N.A., as trustee (incorporated by reference to Exhibit No. 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on January 13, 2025).
4.2
First Supplemental Indenture relating to the 7.300% Junior Subordinated Notes due 2065, between F&G Annuities and Life, Inc. and Citibank, N.A., as trustee (incorporated by reference to Exhibit No. 4.2 on the Company’s Current Report on Form 8-K, filed with the Commission on January 13, 2025).

4.3
Form of 7.300% Junior Subordinated Note due 2065 (included in Exhibit 4.2 and incorporated by reference to Exhibit No. 4.3 on the Company’s Current Report on Form 8-K, filed with the Commission on January 13, 2025).

10.1 †
Employment Agreement between Fidelity & Guaranty Annuities & Life, Inc., and Conor Murphy effective as of April 1, 2025 (incorporated by reference to Exhibit 10.36 on the Company’s Annual Report on Form 10-K, filed with the Commission on February 28, 2025).

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

F&G Annuities & Life, Inc. (Registrant)

Date:	May 8, 2025	By:	/s/ Conor Murphy
Conor Murphy
Executive Vice President, Chief Financial Officer
(on behalf of the Registrant and as Principal Financial Officer)