Form 10-Q
period 2025-09-30
F&G Annuities & Life, Inc.
filed 2025-11-10
CIK 1934850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
The registrant had outstanding 134,619,537 shares of common stock as of October 31, 2025.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended September 30, 2025

F&G ANNUITIES & LIFE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except share data)

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Investments:
Fixed maturity securities available for sale, at fair value, at September 30, 2025 and December 31, 2024, at an amortized cost of $54,005 and $49,729, respectively, net of allowance for credit losses of $96 and $62, respectively	$51,601	$46,317
Preferred securities, at fair value	248	270
Equity securities, at fair value	104	145
Derivative investments	1,222	792
Mortgage loans, net of allowance for credit losses of $77 and $70, at September 30, 2025 and December 31, 2024, respectively	7,391	5,926
Investments in unconsolidated affiliates (certain investments at fair value of $270 and $272, at September 30, 2025 and December 31, 2024, respectively)	4,731	3,565
Other long-term investments	1,022	580
Policy loans	136	104
Short-term investments	910	2,410
Total investments	67,365	60,109
Cash and cash equivalents	2,189	2,264
Reinsurance recoverable, net of allowance for credit losses of $18 and $20, at September 30, 2025 and December 31, 2024, respectively	16,843	13,369
Goodwill	2,180	2,179
Prepaid expenses and other assets (certain assets held at fair value of $18 and $11, at September 30, 2025 and December 31, 2024, respectively)	1,042	950
Other intangible assets, net	6,097	5,572
Market risk benefits asset	242	189
Income taxes receivable	67	—
Deferred tax asset, net	112	299
Total assets	$96,137	$84,931
LIABILITIES AND EQUITY
Liabilities:
Contractholder funds	$61,798	$56,404
Future policy benefits	10,055	8,749
Market risk benefits liability	830	549
Accounts payable and accrued liabilities	2,696	2,219
Income taxes payable	—	5
Notes payable	2,236	2,171
Funds withheld for reinsurance liabilities	13,582	10,758
Total liabilities	91,197	80,855
Equity:
Preferred stock $0.001 par value; authorized 25,000,000 shares and outstanding and issued 5,000,000 shares as of September 30, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value; authorized 500,000,000 shares as of September 30, 2025 and December 31, 2024; outstanding of 134,625,415 and 126,792,844, respectively; and issued of 135,835,404 and 127,952,143, respectively	—	—
Additional paid-in-capital	3,755	3,464
Retained earnings	2,478	2,440
Accumulated other comprehensive (loss) income ("AOCI")	(1,376)	(1,923)
Treasury stock, at cost (1,209,989 and 1,159,299 shares, as of September 30, 2025 and December 31, 2024, respectively)	(33)	(30)
Total F&G Annuities & Life, Inc. shareholders' equity	4,824	3,951
Non-controlling interests	116	125
Total equity	4,940	4,076
Total liabilities and equity	$96,137	$84,931
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

F&G ANNUITIES & LIFE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars and shares in millions, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(Unaudited)		(Unaudited)
Revenues:
Life insurance premiums and other fees	$711	$506	$1,808	$1,711
Interest and investment income	748	712	2,096	2,012
Owned distribution revenues	24	20	63	61
Recognized gains and (losses), net	211	206	(1)	401
Total revenues	1,694	1,444	3,966	4,185
Benefits and expenses:
Benefits and other changes in policy reserves (remeasurement gains (a))	1,181	1,095	2,698	2,864
Market risk benefit (gains) losses	43	71	148	80
Depreciation and amortization	180	147	491	417
Personnel costs	79	80	223	215
Other operating expenses	38	45	121	149
Interest expense	42	36	123	94
Total benefits and expenses	1,563	1,474	3,804	3,819
Earnings before income taxes	131	(30)	162	366
Income tax expense (benefit)	11	(25)	21	51
Net earnings (loss)	120	(5)	141	315
Less: Non-controlling interests	2	1	4	3
Net earnings (loss) attributable to F&G	118	(6)	137	312
Less: Preferred stock dividend	4	4	13	13
Net earnings (loss) attributable to F&G common shareholders	$114	$(10)	$124	$299

Earnings per share
Basic
Net earnings (loss) per share attributable to F&G common shareholders, basic	$0.86	$(0.08)	$0.95	$2.41
Diluted
Net earnings (loss) per share attributable to F&G common shareholders, diluted	$0.85	$(0.08)	$0.94	$2.38

Weighted average shares outstanding F&G common stock, basic basis	133	124	131	124
Weighted average shares outstanding F&G common stock, diluted basis	139	124	132	131

(a)The remeasurement (losses) gains for the three and nine months ended September 30, 2025 were $(2) million and $30 million, respectively. The remeasurement gains for the three and nine months ended September 30, 2024 were $10 million and $21 million, respectively.
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

F&G ANNUITIES & LIFE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(Unaudited)		(Unaudited)
Net earnings (loss)	$120	$(5)	$141	$315
Other comprehensive income (loss), net:
Changes in current discount rate - future policy benefits	(128)	(293)	(260)	(110)
Changes in instrument-specific credit risk - market risk benefits	(26)	(25)	(31)	(5)
Unrealized gain on investments and other financial instruments	437	1,036	813	875
Unrealized gain on foreign currency translation	1	3	16	1
Reclassification adjustments for change in unrealized gains and losses included in net earnings (loss)	10	1	9	(2)
Other comprehensive income	294	722	547	759
Comprehensive income	414	717	688	1,074
Less: Comprehensive income attributable to non-controlling interests	2	1	4	3
Comprehensive income attributable to F&G	$412	$716	$684	$1,071
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

F&G ANNUITIES & LIFE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in millions, except per share data)
(Unaudited)

	F&G Annuities & Life, Inc. shareholders' equity
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interests	Total Equity
Balance, June 30, 2024	$—	$—	$3,449	$2,182	$(1,953)	$(24)	$134	$3,788
Stock-based compensation	—	—	7	—	—	—	—	7
Preferred stock dividends declared	—	—	—	(4)	—	—	—	(4)
Common stock dividends declared	—	—	—	(27)	—	—	—	(27)
Dividends declared and distribution to non-controlling interests	—	—	—	—	—	—	(6)	(6)
Other comprehensive income	—	—	—	—	722	—	—	722
Net (loss) earnings	—	—	—	(6)	—	—	1	(5)
Balance, September 30, 2024	$—	$—	$3,456	$2,145	$(1,231)	$(24)	$129	$4,475

	F&G Annuities & Life, Inc. shareholders' equity
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interests	Total Equity
Balance, June 30, 2025	$—	$—	$3,747	$2,394	$(1,670)	$(33)	$119	$4,557
Stock-based compensation	—	—	8	—	—	—	—	8
Preferred stock dividends declared	—	—	—	(4)	—	—	—	(4)
Common stock dividends declared	—	—	—	(30)	—	—	—	(30)
Dividends declared and distributions to non-controlling interests	—	—	—	—	—	—	(5)	(5)
Other comprehensive income	—	—	—	—	294	—	—	294
Net earnings	—	—	—	118	—	—	2	120
Balance, September 30, 2025	$—	$—	$3,755	$2,478	$(1,376)	$(33)	$116	$4,940
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

F&G ANNUITIES & LIFE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(Dollars in millions, except per share data)
(Unaudited)

	F&G Annuities & Life, Inc. shareholders' equity
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interests	Total Equity
Balance, January 1, 2024	$—	$—	$3,185	$1,926	$(1,990)	$(18)	$—	$3,103
Acquisition of non-controlling interest	—	—	—	—	—	—	136	136
Issuance of preferred stock	—	—	250	—	—	—	—	250
Treasury stock purchased	—	—	—	—	—	(6)	—	(6)
Stock-based compensation	—	—	21	—	—	—	—	21
Preferred stock dividends declared	—	—	—	(13)	—	—	—	(13)
Common stock dividends declared	—	—	—	(80)	—	—	—	(80)
Dividends declared and distributions to non-controlling interests	—	—	—	—	—	—	(10)	(10)
Other comprehensive income	—	—	—	—	759	—	—	759
Net earnings	—	—	—	312	—	—	3	315
Balance, September 30, 2024	$—	$—	$3,456	$2,145	$(1,231)	$(24)	$129	$4,475

	F&G Annuities & Life, Inc. shareholders' equity
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interests	Total Equity
Balance, January 1, 2025	$—	$—	$3,464	$2,440	$(1,923)	$(30)	$125	$4,076
Treasury stock purchased	—	—	—	—	—	(3)	—	(3)
Stock-based compensation	—	—	22	—	—	—	—	22
Issuance of common stock	—	—	269	—	—	—	—	269
Preferred stock dividends declared	—	—	—	(13)	—	—	—	(13)
Common stock dividends declared	—	—	—	(86)	—	—	—	(86)
Dividends declared and distributions to non-controlling interests	—	—	—	—	—	—	(13)	(13)
Other comprehensive income	—	—	—	—	547	—	—	547
Net earnings	—	—	—	137	—	—	4	141
Balance, September 30, 2025	$—	$—	$3,755	$2,478	$(1,376)	$(33)	$116	$4,940
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

F&G ANNUITIES & LIFE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Nine months ended September 30,
	2025	2024
	(Unaudited)
Cash Flows from Operating Activities:
Net earnings	$141	$315
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	491	417
(Gain) loss on sales of investments and other assets and asset impairments, net	176	(42)
Interest credited/index credits to contractholder account balances	337	1,482
Change in market risk benefits, net	148	80
Deferred policy acquisition costs and deferred sales inducements	(956)	(1,061)
Charges assessed to contractholders for mortality and administration	(248)	(209)
Distributions from unconsolidated affiliates, return on investment	120	65
Stock-based compensation cost	22	21
Change in NAV of limited partnerships, net	(231)	(261)
Change in valuation of derivatives, equity and preferred securities and other assets, net	(179)	(408)
Changes in assets and liabilities, net of effects from acquisitions:
Change in reinsurance recoverable	3	(40)
Change in derivative collateral liabilities	144	544
Change in future policy benefits	978	1,080
Change in funds withheld from reinsurers	2,648	2,895
Net change in income taxes	(21)	42
Net change in other assets and other liabilities	(60)	(241)
Net cash provided by operating activities	3,513	4,679
Cash Flows from Investing Activities:
Proceeds from sales, calls and maturities of investments	9,592	7,326
Additions to property and equipment and capitalized software	(12)	(19)
Purchases of investment securities	(16,070)	(11,992)
Net proceeds from sales, maturities and purchases of short-term investment securities	1,653	812
Other acquisitions/disposals, net of cash acquired	—	(482)
Additional investments in unconsolidated affiliates	(1,597)	(889)
Net increase in policy loans	(32)	(23)
Distributions from unconsolidated affiliates, return of investment	330	129
Net change in notes receivable	(6)	(7)
Net cash used in investing activities	(6,142)	(5,145)
Cash Flows from Financing Activities:
Borrowings	375	550
Debt issuance costs	(11)	(10)
Payment of contingent consideration for acquisitions	(10)	—
Repayments of outstanding debt	(300)	(250)
Dividends paid	(98)	(88)
Dividends and distributions paid to non-controlling interest shareholders	(13)	(10)
Purchases of treasury stock	(3)	(6)
Issuance of preferred stock	—	250
Issuance of common stock	269	—
Contractholder account deposits	8,991	8,574
Contractholder account withdrawals	(6,646)	(6,568)
Net cash provided by financing activities	2,554	2,442
Net (decrease) increase in cash and cash equivalents	(75)	1,976
Cash and cash equivalents at beginning of period	2,264	1,563
Cash and cash equivalents at end of period	$2,189	$3,539
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

Recent Developments
F&G Special Stock Distribution
On November 6, 2025, FNF’s Board of Directors approved a special stock distribution (the "Distribution") to FNF's shareholders of approximately 16 million shares of common stock of F&G owned by FNF, representing approximately 12% of the outstanding shares of F&G's common stock.
The Distribution by FNF of the special stock distribution will be made on December 31, 2025 (the "Distribution Date") to all of FNF's shareholders of record as of 4:30 p.m. ET on December 17, 2025 (the "Record Date"). The Distribution will consist of a pro rata common stock distribution to each of FNF's shareholders on the Record Date. As of November 5, 2025, FNF had approximately 271 million shares of its common stock, par value $0.001 per share, outstanding. Based on such number, FNF estimates that FNF's shareholders will receive approximately six shares of F&G's common stock for every 100 shares of FNF's common stock held as of the close of business on the

Record Date. The final distribution ratio will be determined based on the number of shares of FNF's common stock outstanding on the Record Date.
No fractional shares of F&G's common stock will be distributed. Instead, FNF's shareholders will receive cash in lieu of any fraction of a share of F&G's common stock that they otherwise would have received. The Distribution is intended to be structured as a taxable dividend to FNF shareholders for U.S. federal income tax purposes. We are in the process of evaluating potential financial impacts, including potential changes associated with our income tax planning strategies and disclosures.
Dividends

On November 6, 2025, our Board of Directors declared a quarterly cash dividend of $0.8594 per share of FNF preferred stock for the period from October 15, 2025 to and excluding January 15, 2026, to be payable on January 15, 2026, to FNF preferred stock record holders on January 1, 2026. On November 6, 2025, our Board of Directors also declared a quarterly cash dividend of $0.25 per share of F&G common stock, payable on December 31, 2025, to F&G common shareholders of record as of December 17, 2025. Generally, no dividends will be declared or paid on F&G common stock and no common stock can be acquired by F&G unless all preferred dividends are declared and paid on the FNF preferred stock.

During the three months ended September 30, 2025 and 2024, we declared cash dividends of $0.22 and $0.21, respectively, per share of common stock and $0.8594 and $0.8594, respectively, per share of FNF preferred stock. During the nine months ended September 30, 2025 and 2024, we declared cash dividends of $0.66 and $0.63, respectively, per share of common stock and $2.5782 and $2.6164, respectively, per share of FNF preferred stock.

Executive Management Transition

On August 6, 2025, F&G announced the transition of John Currier from his role as President of F&G and, effective August 7, 2025, Mr. Currier assumed a senior advisory role reporting to Chris Blunt, Chief Executive Officer. In addition, on August 6, 2025, Conor Murphy, who was serving as the Company's Chief Financial Officer, also assumed the role of President, while retaining his position as Chief Financial Officer.

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

Unconsolidated Owned Distribution Investments

We paid commissions on sales through our unconsolidated owned distribution investments and their affiliates of approximately $12 million and $16 million for the three months ended September 30, 2025 and September 30, 2024, respectively, and $44 million and $110 million for the nine months ended September 30, 2025 and September 30, 2024, respectively. The acquisition expense is deferred and amortized in Depreciation and amortization on the unaudited Condensed Consolidated Statements of Operations.

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

Other comprehensive income (loss) (“OCI”)

Changes in the balance of OCI for the three months ended September 30, 2025 and 2024 by component are as follows (in millions).

	Three months ended September 30, 2025
	Unrealized gain (loss) on investments and other financial instruments, net (excluding investments in unconsolidated affiliates)	Change in current discount rate - future policy benefits	Change in instrument- specific credit risk - market risk benefits	Foreign Currency Translation and Other (a)	Total Accumulated Other Comprehensive Income (Loss)
Balance at June 30, 2025	$(2,261)	$666	$(83)	$8	$(1,670)
Reclassification adjustments included in net earnings (b)	10	—	—	—	10
Other comprehensive income (loss) before tax, net of reclassifications	548	(162)	(32)	1	355
Deferred income tax (expense) benefit	(111)	34	6	—	(71)
Balance at September 30, 2025	$(1,814)	$538	$(109)	$9	$(1,376)

	Three months ended September 30, 2024
	Unrealized gain (loss) on investments and other financial instruments, net (excluding investments in unconsolidated affiliates)	Change in current discount rate - future policy benefits	Change in instrument- specific credit risk - market risk benefits	Foreign Currency Translation and Other (a)	Total Accumulated Other Comprehensive Income (Loss)
Balance at June 30, 2024	$(2,643)	$757	$(63)	$(4)	$(1,953)
Reclassification adjustments included in net earnings (b)	1	—	—	—	1
Other comprehensive income (loss) before tax, net of reclassifications	1,298	(371)	(31)	4	900
Deferred income tax (expense) benefit	(262)	78	6	(1)	(179)
Balance at September 30, 2024	$(1,606)	$464	$(88)	$(1)	$(1,231)
(a)Other includes changes in hedging instruments.
(b)Net of income tax expense of immaterial amounts for the three months ended September 30, 2025 and September 30, 2024, respectively.

	Nine months ended September 30, 2025
	Unrealized gain (loss) on investments and other financial instruments, net (excluding investments in unconsolidated affiliates)	Change in current discount rate - future policy benefits	Change in instrument- specific credit risk - market risk benefits	Foreign Currency Translation and Other (a)	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2024	$(2,637)	$798	$(78)	$(6)	$(1,923)
Reclassification adjustments included in net earnings (b)	10	—	—	(1)	9
Other comprehensive income (loss) before tax, net of reclassifications	1,020	(329)	(39)	20	672
Deferred income tax (expense) benefit	(207)	69	8	(4)	(134)
Balance at September 30, 2025	$(1,814)	$538	$(109)	$9	$(1,376)

	Nine months ended September 30, 2024
	Unrealized gain (loss) on investments and other financial instruments, net (excluding investments in unconsolidated affiliates)	Change in current discount rate - future policy benefits	Change in instrument- specific credit risk - market risk benefits	Foreign Currency Translation and Other (a)	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2023	$(2,479)	$574	$(83)	$(2)	$(1,990)
Reclassification adjustments included in net earnings (b)	(2)	—	—	—	(2)
Other comprehensive income (loss) before tax, net of reclassifications	1,096	(139)	(6)	1	952
Deferred income tax (expense) benefit	(221)	29	1	—	(191)
Balance at September 30, 2024	$(1,606)	$464	$(88)	$(1)	$(1,231)
(a)Other includes changes in hedging instruments.
(b)Net of income tax expense of immaterial amounts for the nine months ended September 30, 2025 and September 30, 2024, respectively.

Recent Accounting Pronouncements
Adopted Pronouncements

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this update improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expense categories that are regularly provided to the CODM and included in each reported measure of a segment’s profit or loss. In addition, the amendments enhance interim disclosure requirements that are currently required annually, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, and contain other disclosure requirements. Additionally, the amendments require that entities with a single reportable segment must now provide all the disclosures previously required under Topic 280. The amendments in this update are incremental to the current requirements of Topic 280 and do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. We adopted this standard as of December 31, 2024 using the retrospective approach for all periods presented as required. Refer to Note R - Segment Information for additional information.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The amendments in this update refine capitalization thresholds by removing all references to project stages. The amendments require that an entity capitalize software costs when management has authorized and committed to funding the software project and when it is probable that the project will be completed and the software will be used to perform the function intended (“probable-to-complete recognition threshold”). Additionally, the amendments clarify the disclosure requirements for internal-use software costs. The amendments in this update are effective for all companies for annual and interim reporting periods beginning after December 15, 2027. Early adoption is permitted, and the amendments should be applied using a prospective, retrospective, or modified transition approach. We are still in the process of assessing this standard and its impact upon adoption.

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

Our assets and liabilities measured and carried at fair value on a recurring basis, summarized according to the hierarchy previously described, are as follows (in millions):

	September 30, 2025
	Level 1	Level 2	Level 3	NAV	Fair Value
Assets
Cash and cash equivalents	$2,189	$—	$—	$—	$2,189
Fixed maturity securities, available-for-sale:
Asset-backed securities	—	8,790	9,469	—	18,259
Commercial mortgage-backed securities	—	5,299	43	—	5,342
Corporates	41	19,082	3,297	—	22,420
Hybrids	37	530	15	—	582
Municipals	—	1,371	3	—	1,374
Residential mortgage-backed securities	—	2,961	3	—	2,964
U.S. Government	422	—	—	—	422
Foreign Governments	—	213	25	—	238
Preferred securities	119	122	7	—	248
Equity securities	65	—	5	34	104
Derivative investments	1	1,221	—	—	1,222
Investment in unconsolidated affiliates	—	—	270	—	270
Other long-term investments	—	—	39		39
Short term investments	624	279	7	—	910
Loan receivable, included in Prepaid expenses and other assets	—	—	18	—	18
Market risk benefits asset	—	—	242	—	242
Total financial assets at fair value	$3,498	$39,868	$13,443	$34	$56,843
Liabilities
Derivatives:
Indexed annuities/IUL embedded derivatives, included in Contractholder funds	$—	$—	$6,083	$—	$6,083
Interest rate and foreign currency swaps, included in Accounts payable and accrued liabilities	—	1	6	—	7
Reinsurance related embedded derivatives, included in Funds withheld for reinsurance liabilities	—	44	—	—	44
Contingent consideration, included in Accounts payable and accrued liabilities	—	—	72	—	72
Market risk benefits liability	—	—	830	—	830
Total financial liabilities at fair value	$—	$45	$6,991	$—	$7,036

	December 31, 2024
	Level 1	Level 2	Level 3	NAV	Fair Value
Assets
Cash and cash equivalents	$2,264	$—	$—	$—	$2,264
Fixed maturity securities, available-for-sale:
Asset-backed securities	—	7,506	8,143	—	15,649
Commercial mortgage-backed securities	—	5,131	—	—	5,131
Corporates	41	17,496	2,941	—	20,478
Hybrids	35	546	—	—	581
Municipals	—	1,346	—	—	1,346
Residential mortgage-backed securities	—	2,785	3	—	2,788
U.S. Government	158	—	—	—	158
Foreign Governments	—	182	4	—	186
Preferred securities	119	144	7	—	270
Equity securities	88	—	—	57	145
Derivative investments	—	789	3	—	792
Investment in unconsolidated affiliates	—	—	272	—	272
Other long-term investments	—	—	32	—	32
Short term investments	2,355	18	37	—	2,410
Loan receivable, included in Prepaid expenses and other assets	—	—	11	—	11
Market risk benefits asset	—	—	189	—	189
Total financial assets at fair value	$5,060	$35,943	$11,642	$57	$52,702
Liabilities
Derivatives:
Indexed annuities/IUL embedded derivatives, included in Contractholder funds	$—	$—	$5,220	$—	$5,220
Interest rate swaps, included in Accounts payable and accrued liabilities	—	10	—	—	10
Reinsurance related embedded derivatives, included in Funds withheld for reinsurance liabilities	—	(109)	—	—	(109)
Contingent consideration, included in Accounts payable and accrued liabilities	—	—	74	—	74
Market risk benefits liability	—	—	549	—	549
Total financial liabilities at fair value	$—	$(99)	$5,843	$—	$5,744

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

We analyze the third-party valuation methodologies and related inputs to perform assessments to determine the appropriate level within the fair value hierarchy. However, we did not adjust prices received from third parties as of September 30, 2025 or December 31, 2024.

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

The fair value measurement of the indexed annuities/IUL embedded derivatives, representing the indexed crediting feature of the policies included in Contractholder funds, and the ceded portion, the reinsured indexed crediting feature embedded derivatives recorded as a component of the Reinsurance recoverable, is determined through a combination of market observable information and significant unobservable inputs using the option budget method. The market observable inputs are the market value of option and treasury rates. The significant unobservable inputs are the budgeted option cost (i.e., the expected cost to purchase equity options in future periods to fund the equity indexed linked feature), surrender rates, mortality multiplier and non-performance spread. The mortality multiplier at September 30, 2025 and December 31, 2024 was applied to the 2012 Individual Annuity mortality tables. Increases or decreases in the market value of an option in isolation would result in a higher or lower, respectively, fair value measurement. Increases or decreases in treasury rates, mortality multiplier, surrender rates, or non-performance spread in isolation would result in a lower or higher fair value measurement, respectively. Generally, a change in any one unobservable input would not directly result in a change in any other unobservable input.

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

Quantitative information regarding significant unobservable inputs used for recurring Level 3 fair value measurements of financial instruments carried at fair value as of September 30, 2025 and December 31, 2024, excluding assets and liabilities for which significant quantitative unobservable inputs are not developed internally and not readily available to the Company (primarily those valued using broker quotes and certain third-party pricing services), are as follows (in millions):

	September 30, 2025
	Fair Value	Valuation Technique	Unobservable Input(s)	Range	Weighted Average
Assets
Fixed maturity securities, available-for-sale:
Asset-backed securities	$116	Third-Party Valuation	Discount Rate	4.50% - 7.15%	6.04%
Corporates	731	Third-Party Valuation	Discount Rate	3.44% - 22.03%	5.98%
Municipals	3	Third-Party Valuation	Discount Rate	5.06% - 5.06%	5.06%
Residential mortgage-backed securities	3	Third-Party Valuation	Discount Rate	5.49% - 5.49%	5.49%
Foreign Governments	5	Third-Party Valuation	Discount Rate	7.04% - 7.04%	7.04%
Investment in unconsolidated affiliates	270	Market Comparable Company Analysis	EBITDA Multiple	7.3x - 15.2x	11.1x
Other long-term investments:
Available-for-sale embedded derivative	39	Black Scholes Model	Market Value of AnchorPath Fund	100%
Prepaid expenses and other assets:
Loan receivable	18	Discounted Cash Flow	Risk-Adjusted Discount Rate	6.96% - 6.96%	6.96%
			Collateral Volatility	35.00% - 35.00%	35.00%
Market risk benefits asset	242	Discounted Cash Flow	Mortality	80.00% - 115.00%	100.00%
			Surrender Rates	0.25% - 30.00%	5.41%
			Partial Withdrawal Rates	2.00% - 25.64%	2.48%
			Non-Performance Spread	0.48% - 0.95%	0.75%
			GMWB Utilization	50.00% - 75.00%	62.68%
Total financial assets at fair value (a)	$1,427

Liabilities
Derivatives:
Indexed annuities/IUL embedded derivatives, included in Contractholder funds	$6,083	Discounted Cash Flow	Market Value of Option	0.00% - 50.92%	3.85%
			Mortality Multiplier	80.00% - 115.00%	100.00%
			Surrender Rates	0.25% - 50.00%	6.93%
			Partial Withdrawals	2.00% - 37.04%	2.70%
			Non-Performance Spread	0.48% - 0.95%	0.75%

	September 30, 2025
	Fair Value	Valuation Technique	Unobservable Input(s)	Range	Weighted Average
			Option Cost	0.50% - 6.09%	2.75%
Contingent consideration, included in Accounts payable and accrued liabilities	72	Discounted Cash Flow	Risk-Adjusted Discount Rate	12.00% - 12.00%	12.00%
			EBITDA Volatility	35.00% - 35.00%	35.00%
			Counterparty Discount Rate	6.00% - 6.00%	6.00%
Market risk benefits liability	830	Discounted Cash Flow	Mortality	80.00% - 115.00%	100.00%
			Surrender Rates	0.25% - 30.00%	5.41%
			Partial Withdrawal Rates	2.00% - 25.64%	2.48%
			Non-Performance Spread	0.48% - 0.95%	0.75%
			GMWB Utilization	50.00% - 75.00%	62.68%
Total financial liabilities at fair value	$6,985
(a)Assets of $12,016 million and liabilities of $6 million for which significant quantitative unobservable inputs are not developed internally and not readily available to the Company (primarily those valued using broker quotes and certain third-party pricing services) are excluded from the respective totals in the table above.

	December 31, 2024
	Fair Value	Valuation Technique	Unobservable Input(s)	Range	Weighted Average
Assets
Fixed maturity securities, available-for-sale:
Asset-backed securities	$95	Third-Party Valuation	Discount Rate	4.83% - 7.15%	6.33%
Corporates	750	Third-Party Valuation	Discount Rate	2.00% - 22.53%	6.76%
Residential mortgage-backed securities	3	Third-Party Valuation	Discount Rate	5.89% - 5.89%	5.89%
Foreign Governments	4	Third-Party Valuation	Discount Rate	12.14% - 12.14%	12.14%
Investment in unconsolidated affiliates	272	Market Comparable Company Analysis	EBITDA Multiple	8.7x - 23.6x	14.6x
Other long-term investments:
Available-for-sale embedded derivative	32	Black Scholes Model	Market Value of AnchorPath Fund	100.00%
Prepaid expenses and other assets:
Loan receivable	11	Discounted Cash Flow	Risk-Adjusted Discount Rate	7.22% - 7.22%	7.22%
			Collateral Volatility	35.00% - 35.00%	35.00%
Market risk benefits asset	189	Discounted Cash Flow	Mortality	80.00% - 115.00%	100.00%
			Surrender Rates	0.25% - 30.00%	5.05%
			Partial Withdrawal Rates	2.00% - 24.39%	2.48%
			Non-Performance Spread	0.48% -0.95%	0.75%
			GMWB Utilization	50.00% -75.00%	61.77%
Total financial assets at fair value (a)	$1,356

Liabilities
Derivatives:
Indexed annuities/IUL embedded derivatives, included in Contractholder funds	$5,220	Discounted Cash Flow	Market Value of Option	0.00% - 20.81%	2.92%
			Mortality Multiplier	80.00% - 115.00%	100.00%
			Surrender Rates	0.25% - 50.00%	6.94%
			Partial Withdrawals	2.00% - 35.71%	2.72%
			Non-Performance Spread	0.48% - 0.95%	0.75%
			Option Cost	0.07% - 5.70%	2.68%
Contingent consideration, included in Accounts payable and accrued liabilities	74	Discounted Cash Flow	Risk-Adjusted Discount Rate	13.50% - 13.50%	13.50%
			EBITDA Volatility	35.00% - 35.00%	35.00%
			Counterparty Discount Rate	6.50% - 6.50%	6.50%
Market risk benefits liability	549	Discounted Cash Flow	Mortality	80.00% - 115.00%	100.00%
			Surrender Rates	0.25% - 30.00%	5.05%
			Partial Withdrawal Rates	2.00% - 24.39%	2.48%
			Non-Performance Spread	0.48% - 0.95%	0.75%
			GMWB Utilization	50.00% -75.00%	61.77%
Total financial liabilities at fair value	$5,843
(a)Assets of $10,286 million for which significant quantitative unobservable inputs are not developed internally and not readily available to the Company (primarily those valued using broker quotes and certain third-party pricing services) are excluded from the respective totals in the table above.

The following tables summarize changes to the Company’s financial instruments carried at fair value and classified within Level 3 of the fair value hierarchy for the three and nine months ended September 30, 2025 and 2024 (in millions). The gains and losses below may include changes in fair value due in part to observable inputs that are a component of the valuation methodology.

	Three months ended September 30, 2025
	Balance at Beginning of Period	Total Gains (Losses) for Assets and (Gains) Losses for Liabilities		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period	Change in Unrealized Included in OCI
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities, available-for-sale:
Asset-backed securities	$9,361	$(2)	$65	$863	$(119)	$(483)	$(216)	$9,469	$59
Commercial mortgage-backed securities	3	—	—	43	—	—	(3)	43	—
Corporates	3,145	2	35	441	(214)	(112)	—	3,297	36
Hybrids	5	—	1	9	—	—	—	15	—
Municipals	3	—	—	—	—	—	—	3	—
Residential mortgage-backed securities	5	—	—	—	—	—	(2)	3	—
Foreign Governments	23	—	2	—	—	—	—	25	1
Preferred securities	7	—	—	—	—	—	—	7	—
Equity securities	5	—	—	—	—	—	—	5	—
Investment in unconsolidated affiliates	272	(2)	—	—	—	—	—	270	—
Other long-term investments:
Available-for-sale embedded derivative	36	—	3	—	—	—	—	39	3
Short term investments	5	—	—	2	—	—	—	7	—
Prepaid expenses and other assets:
Loan receivable (b)	18	—	—	—	—	—	—	18	—
Subtotal assets at Level 3 fair value	12,888	$(2)	$106	$1,358	$(333)	$(595)	$(221)	13,201	$99
Market risk benefits asset (c)	213							242
Total assets at Level 3 fair value	$13,101							$13,443
Liabilities
Derivatives:
Indexed annuities/ IUL embedded derivatives, included in Contractholder funds	$5,727	$174	$—	$315	$—	$(133)	$—	$6,083	$—
Foreign currency swaps, included in Accounts payable and accrued liabilities	5	1	—	—	—	—	—	6	—
Contingent consideration, included in Accounts payable and accrued liabilities	67	5	—	—	—	—	—	72	—
Subtotal liabilities at Level 3 fair value	5,799	$180	$—	$315	$—	$(133)	$—	6,161	$—
Market risk benefits liability (c)	711							830
Total liabilities at Level 3 fair value	$6,510							$6,991
(a)The net transfers out of Level 3 during the three months ended September 30, 2025 were exclusively into Level 2.
(b)Purchases represent advances on the loan commitment to Roar. Refer to Note N - Commitments and Contingencies for further details.

(c)Refer to Note G - Market Risk Benefits for roll forward activity of the net Market Risk Benefits Asset and Liability.

	Three months ended September 30, 2024
	Balance at Beginning of Period	Total Gains (Losses) for Assets and (Gains) Losses for Liabilities		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period	Change in Unrealized Included in OCI
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities, available-for-sale:
Asset-backed securities	$8,042	$(3)	$77	$515	$(30)	$(358)	$(59)	$8,184	$77
Commercial mortgage-backed securities	15	—	—	—	—	—	(15)	—	—
Corporates	2,350	(2)	65	353		(43)	—	2,723	64
Residential mortgage-backed securities	3	—	—	—	—	—	—	3	—
Foreign Governments	5	—	—	—	—	—	—	5	—
Preferred securities	7	—	—	—	—	—	—	7	—
Derivative investments	8	—	(1)	—	—	—	(7)	—	—
Investment in unconsolidated affiliates (b)	358	6	—	—	—	—	(92)	272	—
Other long-term investments:
Available-for-sale embedded derivative	31	—	3	—	—	—	—	34	3
Short-term investments	71	—	—	85	—	—	—	156	—
Credit linked note	6	—	—	—	—	(2)	—	4	—
Subtotal assets at Level 3 fair value	10,896	$1	$144	$953	$(30)	$(403)	$(173)	11,388	$144
Market risk benefits asset (c)	103							134
Total assets at Level 3 fair value	$10,999							$11,522
Liabilities
Derivatives:
Indexed annuities/IUL embedded derivatives, included in Contractholder funds	$4,848	$308	$—	$390	$—	$(135)	$—	$5,411	$—
Interest rate swaps, included in Accounts payable and accrued liabilities	28	—	—	—	—	—	(28)	—	—
Contingent consideration, included in Accounts payable and accrued liabilities	63	6	—	—	—	—	—	69	—
Subtotal liabilities at Level 3 fair value	4,939	$314	$—	$390	$—	$(135)	$(28)	5,480	$—
Market risk benefits liability (c)	459							603
Total liabilities at Level 3 fair value	$5,398							$6,083
(a)The net transfers out of Level 3 during the three months ended September 30, 2024 were exclusively to Level 2.
(b)The transfer out of investments in unconsolidated affiliates represents F&G’s 30% ownership of PALH prior to the majority acquisition on July 18, 2024. Refer to Note P - Acquisitions for details of the PALH majority acquisition.
(c)Refer to Note G - Market Risk Benefits for roll forward activity of the net Market Risk Benefits Asset and Liability.

	Nine months ended September 30, 2025
	Balance at Beginning of Period	Total Gains (Losses) for Assets and (Gains) Losses for Liabilities		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period	Change in Unrealized Included in OCI
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities, available-for-sale:
Asset-backed securities	$8,143	$(5)	$95	$2,586	$(317)	$(882)	$(151)	$9,469	$88
Commercial mortgage-backed securities	—	—	—	46	—		(3)	43	—
Corporates	2,941	(14)	76	1,150	(539)	(317)	—	3,297	76
Hybrids	—	—	—	15	—	—	—	15	—
Municipals	—	—	—	4	—	(1)	—	3	—
Residential mortgage-backed securities	3	—	—	2	—	—	(2)	3	—
Foreign Governments	4	—	2	19	—	—	—	25	1
Preferred securities	7	(1)	1	—	—	—	—	7	—
Equity securities	—	—	—	5	—	—	—	5	—
Derivative investments	3	(2)	(2)	1	—	—	—	—	(2)
Investment in unconsolidated affiliates	272	(2)	—	—	—	—	—	270	—
Other long-term investments:
Available-for-sale embedded derivative	32	—	7	—	—	—	—	39	7
Short term investments	37	—	—	8	—	(38)	—	7	—
Prepaid expenses and other assets:
Loan receivable (b)	11	—	—	7	—	—	—	18	—
Subtotal assets at Level 3 fair value	11,453	$(24)	$179	$3,843	$(856)	$(1,238)	$(156)	13,201	$170
Market risk benefits asset (c)	189							242
Total assets at Level 3 fair value	$11,642							$13,443
Liabilities
Derivatives:
Indexed annuity/ IUL embedded derivatives, included in Contractholder funds	$5,220	$309	$—	$899	$—	$(345)	$—	$6,083	$—
Foreign currency swaps, included in Accounts payable and accrued liabilities	—	6	—	—	—	—	—	6	—
Contingent consideration, included in Accounts payable and accrued liabilities	74	10	—	—	—	(12)	—	72	—
Subtotal liabilities at Level 3 fair value	5,294	$325	$—	$899	$—	$(357)	$—	6,161	$—
Market risk benefits liability (c)	549							830
Total liabilities at Level 3 fair value	$5,843							$6,991
(a)The net transfers out of Level 3 during the nine months ended September 30, 2025 were exclusively into Level 2.
(b)Purchases represent advances on the loan commitment to Roar. Refer to Note N - Commitments and Contingencies for further details.
(c)Refer to Note G - Market Risk Benefits for roll forward activity of the net Market Risk Benefits Asset and Liability.

	Nine months ended September 30, 2024
	Balance at Beginning of Period	Total Gains (Losses) for Assets and (Gains) Losses for Liabilities		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period	Change in Unrealized Included in OCI
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities, available-for-sale:
Asset-backed securities	$7,122	$12	$187	$1,981	$(109)	$(904)	$(105)	$8,184	$184
Commercial mortgage-backed securities	18	—	—	58	—	—	(76)	—	—
Corporates	1,970	(2)	78	873	(93)	(85)	(18)	2,723	77
Municipals	49	—	1	—	(50)	—	—	—	1
Residential mortgage-backed securities	3	—	—	1	—	—	(1)	3	—
Foreign Governments	16	—	—	—	—	(11)	—	5	—
Preferred securities	7	—	—	—	—	—	—	7	—
Derivative investments	57	(50)	—	—	—	—	(7)	—	1
Investment in unconsolidated affiliates (b)	285	79	—	—	—	—	(92)	272	—
Other long-term investments:
Available-for-sale embedded derivative	27	—	7	—	—	—	—	34	7
Short term investments	—	—	—	156	—	—	—	156	—
Credit linked note	10	1	—	—	—	(7)	—	4	—
Subtotal assets at Level 3 fair value	9,564	$40	$273	$3,069	$(252)	$(1,007)	$(299)	11,388	$270
Market risk benefits asset (c)	88							134
Total assets at Level 3 fair value	$9,652							$11,522
Liabilities
Derivatives:
Indexed annuity/ IUL embedded derivatives, included in Contractholder funds	$4,258	$452	$—	$1,011	$—	$(310)	$—	$5,411	$—
Interest rate swaps, included in Accounts payable and accrued liabilities	—	28	—	—	—	—	(28)	—	—
Contingent consideration, included in Accounts payable and accrued liabilities (d)	—	21	—	48	—	—	—	69	—
Subtotal liabilities at Level 3 fair value	4,258	$501	$—	$1,059	$—	$(310)	$(28)	5,480	$—
Market risk benefits liability (c)	403							603
Total liabilities at Level 3 fair value	$4,661							$6,083
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

Company Owned Life Insurance (included within Other long-term investments)

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

The carrying value of outstanding balances under our revolving credit facility would approximate fair value as the rates would be comparable to those at which we could currently borrow under similar terms. As such, the fair value of our revolving credit facility would be classified as a Level 2 measurement. At September 30, 2025 and December 31, 2024, there were no outstanding balances for the revolving credit facility.

The following tables provide the carrying value and estimated fair value of our financial instruments that are carried on the unaudited Condensed Consolidated Balance Sheets at amounts other than fair value, summarized according to the fair value hierarchy previously described (in millions).

	September 30, 2025
	Level 1	Level 2	Level 3	NAV	Total Estimated Fair Value	Carrying Amount
Assets
FHLB common stock	$—	$145	$—	$—	$145	$145
Commercial mortgage loans	—	—	3,068	—	3,068	3,284
Residential mortgage loans	—	—	3,896	—	3,896	4,107
Investments in unconsolidated affiliates	—	—	2	4,460	4,462	4,462
Policy loans	—	—	136	—	136	136
Company-owned life insurance	—	—	838	—	838	838
Total	$—	$145	$7,940	$4,460	$12,545	$12,972

Liabilities
Investment contracts, included in Contractholder funds	$—	$—	$50,316	$—	$50,316	$55,715
Notes payable	—	2,337	—	—	2,337	2,236
Total	$—	$2,337	$50,316	$—	$52,653	$57,951

	December 31, 2024
	Level 1	Level 2	Level 3	NAV	Total Estimated Fair Value	Carrying Amount
Assets
FHLB common stock	$—	$153	$—	$—	$153	$153
Commercial mortgage loans	—	—	2,404	—	2,404	2,705
Residential mortgage loans	—	—	2,916	—	2,916	3,221
Investments in unconsolidated affiliates	—	—	5	3,288	3,293	3,293
Policy loans	—	—	104	—	104	104
Company-owned life insurance	—	—	395	—	395	395
Total	$—	$153	$5,824	$3,288	$9,265	$9,871

Liabilities
Investment contracts, included in Contractholder funds	$—	$—	$46,339	$—	$46,339	$51,184
Notes payable	—	2,228	—	—	2,228	2,171
Total	$—	$2,228	$46,339	$—	$48,567	$53,355

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

	September 30, 2025
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
Asset-backed securities	$18,340	$(21)	$198	$(258)	$18,259
Commercial mortgage-backed securities	5,480	(55)	66	(149)	5,342
Corporates	24,357	(19)	326	(2,244)	22,420
Hybrids	596	—	5	(19)	582
Municipals	1,575	—	6	(207)	1,374
Residential mortgage-backed securities	2,968	(1)	68	(71)	2,964
U.S. Government	421	—	2	(1)	422
Foreign Governments	268	—	4	(34)	238
Total AFS securities	$54,005	$(96)	$675	$(2,983)	$51,601

	December 31, 2024
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
Asset-backed securities	$15,777	$(13)	$202	$(317)	$15,649
Commercial mortgage-backed securities	5,327	(49)	53	(200)	5,131
Corporates	23,177	—	103	(2,802)	20,478
Hybrids	604	—	6	(29)	581
Municipals	1,592	—	3	(249)	1,346
Residential mortgage-backed securities	2,861	—	32	(105)	2,788
U.S. Government	160	—	1	(3)	158
Foreign Governments	231	—	—	(45)	186
Total AFS securities	$49,729	$(62)	$400	$(3,750)	$46,317

Securities held on deposit with various state regulatory authorities had a fair value of $16 million and $866 million at September 30, 2025 and December 31, 2024, respectively.

As of September 30, 2025 and December 31, 2024, the Company held $33 million and $32 million, respectively, of investments that were non-income producing for a period greater than twelve months.

As of September 30, 2025 and December 31, 2024, the Company's accrued interest receivable balance, excluding accrued interest receivable balances related to mortgage loans discussed below under “Mortgage Loans,” was $505 million and $465 million, respectively. Accrued interest receivable is classified within Prepaid expenses and other assets within the unaudited Condensed Consolidated Balance Sheets.

In accordance with our FHLB agreements, the investments supporting the funding agreement liabilities are pledged as collateral to secure the FHLB funding agreement liabilities and are not available to us for general purposes. The collateral investments had a fair value of $4,475 million and $4,289 million as of September 30, 2025 and December 31, 2024, respectively.

The amortized cost and fair value of fixed maturity securities by contractual maturities, as applicable, are shown below (in millions). Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	September 30, 2025
	Amortized Cost	Fair Value
Corporates, Non-structured Hybrids, Municipal, Foreign and U.S. Government Securities:
Due in one year or less	$542	$537
Due after one year through five years	4,110	4,140
Due after five years through ten years	5,153	5,161
Due after ten years	17,412	15,198
Subtotal	27,217	25,036
Other securities, which provide for periodic payments:
Asset-backed securities	18,340	18,259
Commercial mortgage-backed securities	5,480	5,342
Residential mortgage-backed securities	2,968	2,964
Subtotal	26,788	26,565
Total fixed maturity AFS securities	$54,005	$51,601

Allowance for Expected Credit Loss

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

We recognize an allowance for expected credit losses on fixed maturity securities in an unrealized loss position when it is determined, using the factors discussed above, a component of the unrealized loss is related to credit. We measure the credit loss using a discounted cash flow model that utilizes the single best estimate cash flow and the recognized credit loss is limited to the total unrealized loss on the security (i.e., the fair value floor). Cash flows are discounted using the implicit yield of bonds at their time of purchase and the current book yield for asset and mortgage-backed securities as well as variable rate securities. We recognize the expected credit losses in Recognized gains and (losses), net in the unaudited Condensed Consolidated Statements of Operations, with an offset for the amount of non-credit impairments recognized in AOCI. We do not measure a credit loss allowance on accrued investment income because we write-off accrued interest through Interest and investment income when collectability concerns arise.

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

The activity in the allowance for expected credit losses of AFS securities aggregated by investment category was as follows (in millions):

	Three months ended September 30, 2025
		Additions		Reductions
	Balance at Beginning of Period	For credit losses on securities for which losses were not previously recorded	(Additions) reductions in allowance recorded on previously impaired securities	For securities sold during the period	For securities intended/required to be sold prior to recovery of amortized cost basis	Write offs charged against the allowance	Recoveries of amounts previously written off	Balance at End of Period
AFS securities
Asset-backed securities	$(24)	$—	$3	$—	$—	$—	$—	$(21)
Commercial mortgage-backed securities	(53)	—	(2)	—	—	—	—	(55)
Corporates	(20)	—	1	—	—	—	—	(19)
Residential mortgage-backed securities	—	—	(1)	—	—	—	—	(1)
Total AFS securities	$(97)	$—	$1	$—	$—	$—	$—	$(96)

	Three months ended September 30, 2024
		Additions		Reductions
	Balance at Beginning of Period	For credit losses on securities for which losses were not previously recorded	(Additions) reductions in allowance recorded on previously impaired securities	For securities sold during the period	For securities intended/required to be sold prior to recovery of amortized cost basis	Write offs charged against the allowance	Recoveries of amounts previously written off	Balance at End of Period
AFS securities
Asset-backed securities	$(11)	$(1)	$—	$—	$—	$—	—	$(12)
Commercial mortgage-backed securities	(46)	(3)	—	—	—	—	—	(49)
Residential mortgage-backed securities	(1)	1	(1)	—	—	—	—	(1)
Total AFS securities	$(58)	$(3)	$(1)	$—	$—	$—	$—	$(62)

	Nine months ended September 30, 2025
		Additions		Reductions
	Balance at Beginning of Period	For credit losses on securities for which losses were not previously recorded	(Additions) reductions in allowance recorded on previously impaired securities	For securities sold during the period	For securities intended/required to be sold prior to recovery of amortized cost basis	Write offs charged against the allowance	Recoveries of amounts previously written off	Balance at End of Period
AFS securities
Asset-backed securities	$(13)	$(4)	$(5)	$1	$—	$—	$—	$(21)
Commercial mortgage-backed securities	(49)	(1)	(5)	—	—	—	—	(55)
Corporates	—	(14)	(5)	—	—	—	—	(19)
Residential mortgage-backed securities	—	—	(1)	—	—	—	—	(1)
Total AFS securities	$(62)	$(19)	$(16)	$1	$—	$—	$—	$(96)

	Nine months ended September 30, 2024
		Additions		Reductions
	Balance at Beginning of Period	For credit losses on securities for which losses were not previously recorded	(Additions) reductions in allowance recorded on previously impaired securities	For securities sold during the period	For securities intended/required to be sold prior to recovery of amortized cost basis	Write offs charged against the allowance	Recoveries of amounts previously written off	Balance at End of Period
AFS securities
Asset-backed securities	$(11)	$(2)	$1	$—	$—	$—	—	$(12)
Commercial mortgage-backed securities	(22)	(8)	(19)	—	—	—	—	(49)
Residential mortgage-backed securities	(2)	—	1	—	—	—	—	(1)
Total AFS securities	$(35)	$(10)	$(17)	$—	$—	$—	$—	$(62)

There were no purchases of purchased credit deteriorated AFS securities during the nine months ended September 30, 2025 and for the year ended December 31, 2024.

The fair value and gross unrealized losses of AFS securities, excluding securities in an unrealized loss position with an allowance for expected credit loss, aggregated by investment category and duration of fair value below amortized cost as of September 30, 2025 and December 31, 2024 were as follows (dollars in millions):

	September 30, 2025
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS securities
Asset-backed securities	$1,738	$(27)	$2,238	$(208)	$3,976	$(235)
Commercial mortgage-backed securities	373	(9)	1,181	(126)	1,554	(135)
Corporates	2,431	(40)	9,460	(2,204)	11,891	(2,244)
Hybrids	71	(2)	339	(17)	410	(19)
Municipals	159	(4)	1,016	(203)	1,175	(207)
Residential mortgage-backed securities	169	(1)	390	(64)	559	(65)
U.S. Government	185	(1)	10	—	195	(1)
Foreign Government	4	—	125	(34)	129	(34)
Total AFS securities	$5,130	$(84)	$14,759	$(2,856)	$19,889	$(2,940)
Total number of AFS securities in an unrealized loss position less than twelve months						1,699
Total number of AFS securities in an unrealized loss position twelve months or longer						2,053
Total number of AFS securities in an unrealized loss position						3,752

	December 31, 2024
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS securities
Asset-backed securities	$1,164	$(30)	$2,637	$(276)	$3,801	$(306)
Commercial mortgage-backed securities	699	(10)	1,508	(175)	2,207	(185)
Corporates	6,524	(202)	9,234	(2,600)	15,758	(2,802)
Hybrids	105	(4)	380	(25)	485	(29)
Municipals	261	(12)	966	(237)	1,227	(249)
Residential mortgage-backed securities	898	(16)	459	(89)	1,357	(105)
U.S. Government	93	(2)	10	(1)	103	(3)
Foreign Government	51	(1)	128	(44)	179	(45)
Total AFS securities	$9,795	$(277)	$15,322	$(3,447)	$25,117	$(3,724)
Total number of AFS securities in an unrealized loss position less than twelve months						1,838
Total number of AFS securities in an unrealized loss position twelve months or longer						2,113
Total number of AFS securities in an unrealized loss position						3,951

We determined the unrealized losses were caused by higher treasury rates compared to those at the time of the FNF acquisition or the purchase of the security if later. We believe the unrealized loss position for which we have not recorded an allowance for expected credit loss as of September 30, 2025 was primarily attributable to interest rate increases, near-term illiquidity, and other macroeconomic uncertainties as opposed to issuer specific credit concerns.

Mortgage Loans
Our mortgage loans are collateralized by commercial and residential properties.
Commercial Mortgage Loans

Commercial mortgage loans (“CMLs”) represented approximately 5% of our total investments reported on the unaudited Condensed Consolidated Balance Sheets for both September 30, 2025 and December 31, 2024. The mortgage loans in our investment portfolio, are generally comprised of high quality commercial first lien and mezzanine real estate loans. Mortgage loans are primarily on income producing properties including industrial properties, retail buildings, multifamily properties and office buildings. We diversify our CML portfolio by geographic region and property type to attempt to reduce concentration risk. We continuously evaluate CMLs based on relevant current information to ensure properties are performing at a consistent and acceptable level to secure the related debt. The distribution of CMLs, gross of valuation allowances, by property type and geographic region is reflected in the following tables (dollars in millions):

	September 30, 2025		December 31, 2024
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Property Type:
Hotel	$17	1%	$17	1%
Industrial	705	21	657	24
Mixed Use	20	1	11	—
Multifamily	1,156	35	1,006	37
Office	349	11	349	13
Retail	367	11	98	4
Student Housing	83	3	83	3
Other	606	17	501	18
Total CMLs, gross of valuation allowance	3,303	100%	2,722	100%
Allowance for expected credit loss	(19)		(17)
Total CMLs, net of valuation allowance	$3,284		$2,705

U.S. Region:
East North Central	$126	4%	$98	4%
East South Central	87	3	75	3
Middle Atlantic	358	11	354	13
Mountain	421	13	409	15
New England	187	6	164	6
Pacific	732	22	706	26
South Atlantic	1,099	32	683	25
West North Central	67	2	62	2
West South Central	226	7	171	6
Total CMLs, gross of valuation allowance	3,303	100%	2,722	100%
Allowance for expected credit loss	(19)		(17)
Total CMLs, net of valuation allowance	$3,284		$2,705

An individual loan, or a portion thereof, is charged off when it is determined to be uncollectible. There were no charge offs for CMLs during the nine months ended September 30, 2025 and for the year ended December 31, 2024. CMLs segregated by aging of the loans (by year of origination) as of September 30, 2025 and December 31, 2024, were as follows, gross of valuation allowances (in millions):

	September 30, 2025
	Amortized Cost by Origination Year
	2025	2024	2023	2022	2021	Prior	Total
Current (less than 30 days past due)	$588	$292	$238	$291	$1,253	$631	$3,293
30-89 days past due	—	—	—	—	—	—	—
90 days or more past due	—	—	—	—	—	10	10
Total CMLs	$588	$292	$238	$291	$1,253	$641	$3,303

	December 31, 2024
	Amortized Cost by Origination Year
	2024	2023	2022	2021	2020	Prior	Total
Current (less than 30 days past due)	$273	$227	$290	$1,253	$469	$201	$2,713
30-89 days past due	—	—	—	—	—	—	—
90 days or more past due	—	—	—	—	—	9	9
Total CMLs	$273	$227	$290	$1,253	$469	$210	$2,722

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

The following tables present the recorded investment in CMLs by LTV and DSC ratio categories and estimated fair value by the indicated loan-to-value ratios, gross of valuation allowances at September 30, 2025 and December 31, 2024 (dollars in millions):

	Debt-Service Coverage Ratios			Total Amount	% of Total	Estimated Fair Value	% of Total
	>1.25	1.00 - 1.25	<1.00
September 30, 2025
LTV Ratios:
Less than 50.00%	$658	$16	$—	$674	20%	$657	21%
50.00% to 59.99%	912	29	12	953	29	881	29
60.00% to 74.99%	1,467	192	—	1,659	50	1,513	49
75.00% to 84.99%	4	4	9	17	1	17	1
Total CMLs	$3,041	$241	$21	$3,303	100%	$3,068	100%

December 31, 2024
LTV Ratios:
Less than 50.00%	$490	$34	$—	$524	19%	$501	21%
50.00% to 59.99%	803	112	12	927	34	826	34
60.00% to 74.99%	1,238	16	—	1,254	46	1,060	44
75.00% to 84.99%	4	4	9	17	1	17	1
Total CMLs	$2,535	$166	$21	$2,722	100%	$2,404	100%

	September 30, 2025
	Amortized Cost by Origination Year
	2025	2024	2023	2022	2021	Prior	Total
LTV Ratios:
Less than 50.00%	$146	$49	$110	$20	$75	$274	$674
50.00% to 59.99%	157	29	53	149	321	244	953
60.00% to 74.99%	285	210	71	113	857	123	1,659
75.00% to 84.99%	—	4	4	9	—	—	17
Total CMLs	$588	$292	$238	$291	$1,253	$641	$3,303

DSC Ratios
Greater than 1.25x	$527	$141	$226	$279	$1,241	$627	$3,041
1.00x - 1.25x	61	151	12	3	—	14	241
Less than 1.00x	—	—	—	9	12	—	21
Total CMLs	$588	$292	$238	$291	$1,253	$641	$3,303

	December 31, 2024
	Amortized Cost by Origination Year
	2024	2023	2022	2021	2020	Prior	Total
LTV Ratios:
Less than 50.00%	$66	$99	$19	$74	$189	$77	$524
50.00% to 59.99%	112	53	149	321	159	133	927
60.00% to 74.99%	91	71	113	858	121	—	1,254
75.00% to 84.99%	4	4	9	—	—	—	17
Total CMLs	$273	$227	$290	$1,253	$469	$210	$2,722

DSC Ratios
Greater than 1.25x	$140	$215	$278	$1,241	$469	$192	$2,535
1.00x - 1.25x	133	12	3	—	—	18	166
Less than 1.00x	—	—	9	12	—	—	21
Total CMLs	$273	$227	$290	$1,253	$469	$210	$2,722

We recognize a mortgage loan as delinquent when payments on the loan are greater than 30 days past due. As of September 30, 2025 and December 31, 2024, we had one CML that was delinquent in principal or interest payments as shown in the tables above.

Residential Mortgage Loans

Residential mortgage loans (“RMLs”) represented approximately 6% and 5% of our total investments reported on the unaudited Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024, respectively. Our RMLs are primarily closed end, amortizing loans and 100% of the properties are located in the United States. We diversify our RML portfolio by state to attempt to reduce concentration risk. The distribution of RMLs by state with highest-to-lowest concentration are reflected in the following tables, gross of valuation allowances (dollars in millions):

	September 30, 2025
	Amortized Cost	% of Total
U.S. States:
Florida	$199	5%
New York	186	5
California	184	5
All other states (a)	3,596	85
Total RMLs, gross of valuation allowance	4,165	100%
Allowance for expected credit loss	(58)
Total RMLs, net of valuation allowance	$4,107
(a)The individual concentration of each state is less than 5% as of September 30, 2025.

	December 31, 2024
	Amortized Cost	% of Total
U.S. States:
Florida	$164	5%
All other states (a)	3,110	95
Total RMLs, gross of valuation allowance	3,274	100%
Allowance for expected credit loss	(53)
Total RMLs, net of valuation allowance	$3,221
(a)The individual concentration of each state is less than 5% as of December 31, 2024.

RMLs have a primary credit quality indicator of either a performing or non-performing loan. We define non-performing RMLs as those that are 90 or more days past due or in non-accrual status, which is assessed monthly. The credit quality of RMLs as of September 30, 2025 and December 31, 2024, was as follows (dollars in millions):

	September 30, 2025		December 31, 2024
	Amortized Cost	% of Total	Amortized Cost	% of Total
Performing	$4,093	98%	$3,188	97%
Non-performing	72	2	86	3
Total RMLs, gross of valuation allowance	4,165	100%	3,274	100%
Allowance for expected loan loss	(58)		(53)
Total RMLs, net of valuation allowance	$4,107		$3,221

An individual loan, or a portion thereof, is charged off when it is determined to be uncollectible. There were no charge offs recorded by RMLs during the nine months ended September 30, 2025 or during the year ended December 31, 2024. RMLs segregated by aging of the loans (by year of origination) as of September 30, 2025 and December 31, 2024, were as follows, gross of valuation allowances (in millions):

	September 30, 2025
	Amortized Cost by Origination Year
	2025	2024	2023	2022	2021	Prior	Total
Current (less than 30 days past due)	$931	$752	$353	$846	$749	$425	$4,056
30-89 days past due	6	6	3	10	3	9	37
90 days or more past due	—	5	4	11	21	31	72
Total RMLs	$937	$763	$360	$867	$773	$465	$4,165

	December 31, 2024
	Amortized Cost by Origination Year
	2024	2023	2022	2021	2020	Prior	Total
Current (less than 30 days past due)	$610	$368	$911	$805	$162	$312	$3,168
30-89 days past due	1	6	4	6	1	3	21
90 days or more past due	3	2	13	29	13	25	85
Total RMLs	$614	$376	$928	$840	$176	$340	$3,274

    Non-accrual loans by amortized cost as of September 30, 2025 and December 31, 2024, were as follows (in millions):

	September 30, 2025	December 31, 2024
Residential mortgage:	$72	$85
Commercial mortgage:	10	9
Total non-accrual mortgages	$82	$94

Immaterial interest income was recognized on non-accrual financing receivables for the three and nine months ended September 30, 2025 and September 30, 2024.

It is our policy to cease to accrue interest on loans that are delinquent for 90 days or more. For loans less than 90 days delinquent, interest is accrued unless it is determined that the accrued interest is not collectible. If a loan becomes 90 days or more delinquent, it is our general policy to initiate foreclosure proceedings unless a workout arrangement to bring the loan current is in place. As of September 30, 2025 and December 31, 2024, we had $82 million and $94 million respectively, of mortgage loans that were over 90 days past due.

As of September 30, 2025 and December 31, 2024, we had $72 million and $81 million, respectively, of residential mortgage loans that were in the process of foreclosure.

Loan Modifications

Under certain circumstances, modifications are granted to mortgage loans. Generally, the types of concessions may include interest rate reduction, term extension, payment deferrals, principal forgiveness or a combination of these concessions. We had an immaterial amount of mortgage loans modified during the three and nine months ended September 30, 2025 and September 30, 2024.

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

The allowances for our mortgage loan portfolio are summarized as follows (in millions):

	Three months ended September 30, 2025			Nine months ended September 30, 2025
	Residential Mortgage	Commercial Mortgage	Total	Residential Mortgage	Commercial Mortgage	Total
Beginning Balance	$(58)	$(17)	$(75)	$(53)	$(17)	$(70)
Provision expense for loan losses	—	(2)	(2)	(5)	(2)	(7)
Ending Balance	$(58)	$(19)	$(77)	$(58)	$(19)	$(77)

	Three months ended September 30, 2024			Nine months ended September 30, 2024
	Residential Mortgage	Commercial Mortgage	Total	Residential Mortgage	Commercial Mortgage	Total
Beginning Balance	$(50)	$(14)	$(64)	$(54)	$(12)	$(66)
Provision (expense) benefit for loan losses	(1)	(4)	(5)	3	(6)	(3)
Ending Balance	$(51)	$(18)	$(69)	$(51)	$(18)	$(69)

An allowance for expected credit loss is not measured on accrued interest income for CMLs as we have a process to write-off interest on loans that enter into non-accrual status (90 days or more past due). Allowances for expected credit losses are measured on accrued interest income for RMLs and were immaterial for the three and nine months ended September 30, 2025 and September 30, 2024.

There were no purchases of purchased credit deteriorated mortgage loans during the nine months ended September 30, 2025 and for the year ended December 31, 2024.

As of September 30, 2025 and December 31, 2024, the accrued interest receivable balance on CMLs totaled $11 million and $8 million, respectively, and the accrued interest receivable on RMLs totaled $36 million and $28 million, respectively. Accrued interest receivable is classified within Prepaid expenses and other assets within the unaudited Condensed Consolidated Balance Sheets.

Interest and Investment Income

The major sources of Interest and investment income reported on the unaudited Condensed Consolidated Statements of Operations were as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Fixed maturity securities, available-for-sale	$586	$562	$1,686	$1,620
Equity securities	5	5	14	16
Preferred securities	3	5	10	18
Mortgage loans	97	69	266	200
Invested cash and short-term investments	18	53	83	115
Limited partnerships	91	83	205	234
Other investments	15	9	27	25
Gross investment income	815	786	2,291	2,228
Investment expense	(67)	(74)	(195)	(216)
Interest and investment income	$748	$712	$2,096	$2,012

Interest and investment income is shown net of amounts attributable to certain funds withheld reinsurance agreements which is passed along to the reinsurer in accordance with the terms of these agreements. Interest and investment income attributable to these agreements, and thus excluded from the totals in the table above, was $219 million and $592 million for the three and nine months ended September 30, 2025, respectively, and $181 million and $463 million for the three and nine months ended September 30, 2024, respectively.

Recognized Gains and (Losses), Net

Details underlying Recognized gains and (losses), net reported on the unaudited Condensed Consolidated Statements of Operations were as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net realized (losses) gains on fixed maturity available-for-sale securities	$(13)	$(2)	$(14)	$2
Net realized/unrealized gains (losses) on equity securities (a)	1	3	(28)	11
Net realized/unrealized gains on preferred securities (b)	5	9	2	17
Net realized/unrealized (losses) gains on other invested assets	(3)	4	3	69
Change in allowance for expected credit losses	1	(10)	(41)	(33)
Derivatives and embedded derivatives:
Realized (losses) gains on certain derivative instruments	(49)	30	(126)	65
Unrealized gains on certain derivative instruments	326	347	358	450
Change in fair value of reinsurance related embedded derivatives (c)	(60)	(178)	(162)	(186)
Change in fair value of other derivatives and embedded derivatives	3	3	7	6
Net realized/unrealized gains on derivatives and embedded derivatives	220	202	77	335
Recognized gains and (losses), net	$211	$206	$(1)	$401
(a)Includes net valuation gains of $0 million and $4 million for the three months ended September 30, 2025 and September 30, 2024, respectively, and net valuation (losses) gains of $(19) million and $12 million for the nine months ended September 30, 2025 and September 30, 2024, respectively.
(b)Includes net valuation gains of $5 million and $9 million for the three months ended September 30, 2025 and September 30, 2024, respectively, and net valuation gains of $3 million and $17 million for the nine months ended September 30, 2025 and September 30, 2024.
(c)Change in fair value of reinsurance related embedded derivatives is due to activity related to the reinsurance treaties.

Recognized gains and (losses), net is shown net of amounts attributable to certain funds withheld reinsurance agreements which are passed along to the reinsurer in accordance with the terms of these agreements. Recognized (losses) and gains attributable to these agreements, and thus excluded from the totals in the table above, were $(77) million and $(176) million for the three and nine months ended September 30, 2025, respectively, and were $(177) million and $(186) million for the three and nine months ended September 30, 2024, respectively.

The proceeds from the sale of fixed-maturity securities and the gross gains and losses associated with those transactions were as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Proceeds	$900	$1,471	$3,567	$2,626
Gross gains	7	18	23	36
Gross losses	(3)	(20)	(23)	(52)

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

The following table summarizes the carrying value and the maximum loss exposure of our unconsolidated VIEs as of September 30, 2025 and December 31, 2024 (in millions):

	September 30, 2025		December 31, 2024
	Carrying Value	Maximum Loss Exposure	Carrying Value	Maximum Loss Exposure
Investment in unconsolidated affiliates	$4,731	$5,859	$3,565	$4,703
Fixed maturity securities	26,250	27,136	23,242	24,242
Total unconsolidated VIE investments	$30,981	$32,995	$26,807	$28,945
Concentrations

Our underlying investment concentrations that exceed 10% of shareholders equity are as follows (in millions):

	September 30, 2025	December 31, 2024
Blackstone Wave Asset Holdco (a)	$674	$710
Prime Notes LLC (b)	672	—
Blackstone Cooper Asset Holdco (a) (c)	—	472
(a)Represents a special purpose vehicle that holds investments in numerous limited partnership investments whose underlying investments are further diversified by holding interest in multiple individual investments and industries.
(b)Represents institutional grade asset-backed securities.
(c)Investment did not exceed 10% of shareholder’s equity as of September 30, 2025.

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

The notional and carrying amounts of derivative financial instruments, including derivative instruments embedded in indexed annuities and IUL contracts, and reinsurance are as follows (in millions):

	September 30, 2025			December 31, 2024
	Gross Notional	Assets	Liabilities	Gross Notional	Assets	Liabilities
Derivatives designated as hedging instruments
Interest rate swaps (a)	$850	$12	$1	$—	$—	$—
Foreign currency swaps (a)	21	—	3	39	2	—
Total derivatives designated as hedging instruments	871	12	4	39	2	—

Derivatives not designated as hedging instruments
Equity options (a)	30,709	1,131	—	29,594	773	—
Interest rate swaps (a)	5,576	78	—	5,040	16	10
Foreign currency swaps (a)	231	—	3	—	—	—
Futures contracts (a)	107	1	—	152	—	—
Other derivative investments (a)	93	—	—	118	1	—
Other embedded derivatives (b)	—	39	—	—	32	—
Indexed annuities/IUL embedded derivatives (c)	—	—	6,083	—	—	5,220
Reinsurance related embedded derivatives (d)	—	—	44	—	—	(109)
Total derivatives not designated as hedging instruments	36,716	1,249	6,130	34,904	822	5,121
Total derivatives	$37,587	$1,261	$6,134	$34,943	$824	$5,121
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
(d)The fair value of the embedded derivative asset is included in Funds withheld for reinsurance liabilities as a contra-liability on the unaudited Condensed Consolidated Balance Sheet as of December 31, 2024.

The amounts and locations of gains (losses) recognized for derivatives and gains (losses) recognized for hedged items included in the unaudited Condensed Consolidated Statements of Operations are as follows (in millions):

	Three months ended September 30, 2025				Three months ended September 30, 2024
	Recognized gains (losses) for derivatives	Recognized gains (losses) for hedged item	Benefits and other changes in policy reserves for derivatives	Benefits and other changes in policy reserves for hedged item	Recognized gains (losses) for derivatives	Recognized gains (losses) for hedged item	Benefits and other changes in policy reserves for derivatives	Benefits and other changes in policy reserves for hedged item
Derivatives designated as hedging instruments
Interest rate swaps	$—	$—	$(1)	$1	$—	$—	$—	$—
Foreign currency swaps	—	—	—	—	—	—	—	—
Total derivatives designated as hedging instruments	—	—	(1)	1	—	—	—	—

Derivatives not designated as hedging instruments
Equity options	269	—	—	—	260	—	—	—
Interest rate swaps	(5)	—	—	—	114	—	—	—
Foreign currency swaps	—	—	—	—	—	—	—	—
Futures contracts	12	—	—	—	7	—	—	—
Other derivative investments	1	—	—	—	(4)	—	—	—
Other embedded derivatives	3	—	—	—	3	—	—	—
Indexed annuities/IUL embedded derivatives	—	—	174	—	—	—	308	—
Reinsurance related embedded derivatives	(60)	—	—	—	(178)	—	—	—
Total derivatives not designated as hedging instruments	220	—	174	—	202	—	308	—
Total derivatives	$220	$—	$173	$1	$202	$—	$308	$—

	Nine months ended September 30, 2025				Nine months ended September 30, 2024
	Recognized gains (losses) for derivatives	Recognized gains (losses) for hedged item	Benefits and other changes in policy reserves for derivatives	Benefits and other changes in policy reserves for hedged item	Recognized gains (losses) for derivatives	Recognized gains (losses) for hedged item	Benefits and other changes in policy reserves for derivatives	Benefits and other changes in policy reserves for hedged item
Derivatives designated as hedging instruments
Interest rate swaps	$—	$—	$11	$(12)	$—	$—	$—	$—
Foreign currency swaps	(3)	3	—	—	—	—	—	—
Total derivatives designated as hedging instruments	(3)	3	11	(12)	—	—	—	—

Derivatives not designated as hedging instruments
Equity options	161	—	—	—	487	—	—	—
Interest rate swaps	62	—	—	—	9	—	—	—
Foreign currency swaps	(4)	—	—	—	—	—	—	—
Futures contracts	26	—	—	—	18	—	—	—
Other derivative investments	(10)	—	—	—	1	—	—	—
Other embedded derivatives	7	—	—	—	6	—	—	—
Indexed annuities/IUL embedded derivatives	—	—	309	—	—	—	452	—
Reinsurance related embedded derivatives	(162)	—	—	—	(186)	—	—	—
Total derivatives not designated as hedging instruments	80	—	309	—	335	—	452	—
Total derivatives	$77	$3	$320	$(12)	$335	$—	$452	$—

The following amounts are recorded in the unaudited Condensed Consolidated Balance Sheets related to the carrying amount of hedged assets and (liabilities) and the cumulative basis adjustment included in the carrying amount for fair value hedges (in millions):

	September 30, 2025		December 31, 2024
Line Item in the unaudited Condensed Consolidated Balance Sheets that includes hedged item	Carrying Amount of Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment included in the Carrying Amount of the Hedged Assets (Liabilities)	Carrying Amount of Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment included in the Carrying Amount of the Hedged Assets (Liabilities)
Fixed maturity securities, AFS, at amortized cost	$21	$—	$—	$—
Contractholder funds	(867)	(12)	—	—

For the three and nine months ended September 30, 2025 and 2024, the derivative instruments’ gains (losses) excluded from the assessment of hedge effectiveness was immaterial.

There were no cumulative fair value hedging adjustments for hedged assets and liabilities for which hedge accounting was discontinued as of September 30, 2025 and December 31, 2024.

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

Information regarding our exposure to credit loss on the derivative instruments we hold, excluding futures contracts, is presented below (in millions):

	Fair Value	Collateral	Net Credit Risk
September 30, 2025	$1,213	$1,158	$57
December 31, 2024	782	771	34

Collateral Agreements

We are required to maintain minimum ratings as a matter of routine practice as part of our over-the-counter derivative agreements on ISDA forms. Under some ISDA agreements, we have agreed to maintain certain financial strength ratings. A downgrade below these levels provides the counterparty under the agreement the right to terminate the open derivative contracts between the parties, at which time any amounts payable by us or the counterparty would be dependent on the market value of the underlying contracts. Our current rating does not allow any counterparty the right to terminate ISDA agreements. In certain transactions, both we and the counterparty have entered into a collateral support agreement requiring either party to post collateral when the net exposures exceed pre-determined thresholds. For all counterparties, except one, the threshold is set to zero. As of September 30, 2025 and December 31, 2024 counterparties posted collateral of $1,158 million and $771 million, respectively, of which $823 million and $679 million, respectively, is included in Cash and cash equivalents with an associated payable for this collateral included in Accounts payable and accrued liabilities on the unaudited Condensed Consolidated Balance Sheets. The remaining collateral represents securities collateral received that is not reported on the unaudited Condensed Consolidated Balance Sheets. Accordingly, the maximum amount of loss due to credit risk that we would incur if parties to the derivatives failed completely to perform according to the terms of the contracts was $57 million and $34 million as of September 30, 2025 and December 31, 2024, respectively.

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

We held 317 and 527 futures contracts as of September 30, 2025 and December 31, 2024, respectively. The fair value of the futures contracts represents the cumulative unsettled variation margin (open trade equity, net of cash settlements). We provide cash collateral to the counterparties for the initial and variation margin on the futures contracts, which is included in Cash and cash equivalents in the unaudited Condensed Consolidated Balance Sheets. The amount of cash collateral held by the counterparties for such contracts was $6 million and $7 million as of September 30, 2025 and December 31, 2024, respectively.

Note E — Reinsurance
F&G reinsures portions of its policy risks with other insurance companies. The use of indemnity reinsurance does not discharge an insurer from liability on the insurance ceded. The insurer is required to pay in full the amount of its insurance liability regardless of whether it is entitled to or able to receive payment from the reinsurer. The portion of risks exceeding F&G's retention limit is reinsured. F&G primarily seeks reinsurance coverage in order to manage loss exposures, to enhance our capital position, to diversify risks and earnings, and to manage new business volume. F&G follows reinsurance accounting when the treaty adequately transfers insurance risk and any acquisition cost reimbursements reduce policy acquisition costs deferred and maintenance expense reimbursements reduce direct expenses incurred. Otherwise, F&G follows deposit accounting if there is inadequate transfer of insurance risk or if the underlying policy for which risk is being transferred is an investment contract that does not contain insurance risk. As of September 30, 2025 and December 31, 2024, we had an immaterial amount of cost of reinsurance recorded on the unaudited Condensed Consolidated Balance Sheets.

The effects of reinsurance on net premiums earned and net benefits incurred (benefits paid and reserve changes) for the three and nine months ended September 30, 2025 and September 30, 2024 were as follows (in millions):

	Three months ended September 30,
	2025		2024
	Net Premiums Earned	Net Benefits Incurred	Net Premiums Earned	Net Benefits Incurred
Direct	$565	$1,237	$363	$1,127
Ceded	(21)	(56)	(23)	(32)
Net	$544	$1,181	$340	$1,095

	Nine months ended September 30,
	2025		2024
	Net Premiums Earned	Net Benefits Incurred	Net Premiums Earned	Net Benefits Incurred
Direct	$1,370	$2,871	$1,340	$2,999
Ceded	(64)	(173)	(71)	(135)
Net	$1,306	$2,698	$1,269	$2,864

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

Reinsurance Transactions

The following summarizes significant changes to third-party reinsurance agreements for the period ended September 30, 2025:

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

New Reinsurance Vehicle: During the third quarter of 2025, F&G announced the launch of a strategic partnership with a new reinsurance vehicle backed by Blackstone managed funds, with approximately $1 billion in anticipated capital commitments. Effective August 1, 2025, F&G executed this forward flow reinsurance agreement with Fort Greene Reinsurance SPC Limited Segregated Portfolio No. 1, (“Fort Greene”) to cede certain FIA policies on a coinsurance funds withheld quota share basis and certain funding agreements on a modified coinsurance basis. F&G does not hold any ownership stake in the unaffiliated Fort Greene entity.

There have been no other significant changes to third party reinsurance agreements for the three and nine months ended September 30, 2025.

The following summarizes our reinsurance recoverable (in millions) as of September 30, 2025 and December 31, 2024:

Parent Company/ Principal Reinsurers	Reinsurance Recoverable (a)		Agreement Type	Products Covered	Accounting
	September 30, 2025	December 31, 2024
Aspida Life Re Ltd.	$8,649	$7,844	Coinsurance Funds Withheld	Certain MYGA	Deposit
Somerset Reinsurance Ltd. (b)	4,503	2,822	Coinsurance Funds Withheld	Certain MYGA and deferred annuities	Deposit
			Coinsurance Funds Withheld	Certain FIA	Reinsurance
Everlake	1,857	1,168	Coinsurance	Certain MYGA (c)	Deposit
Wilton Reassurance Company	1,039	1,066	Coinsurance	Block of traditional, IUL and UL (d)	Reinsurance
Other (e)	813	489
Reinsurance recoverable, gross of allowance	16,861	13,389
Allowance for expected credit losses	(18)	(20)
Reinsurance recoverable, net of allowance for expected credit losses	$16,843	$13,369

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

As of September 30, 2025 and December 31, 2024, F&G had a deposit asset of $13,187 million and $11,039 million, respectively, which is reported in the Reinsurance recoverable, net of allowance for credit losses on the unaudited Condensed Consolidated Balance Sheets.

F&G incurred risk charge fees of $10 million and $10 million during the three months ended September 30, 2025 and 2024, respectively, and $31 million and $32 million during the nine months ended September 30, 2025 and 2024, respectively, in relation to reinsurance agreements.

Credit Losses

F&G estimates expected credit losses on reinsurance recoverables using a probability of default/loss given default model. Significant inputs to the model include the reinsurer's credit risk, expected timing of recovery, industry-wide historical default experience, senior unsecured bond recovery rates, and credit enhancement features. There was no material change in the expected credit loss reserve for the three and nine months ended September 30, 2025 and 2024.

Concentration of Reinsurance Risk

As indicated above, F&G has a significant concentration of reinsurance risk with third party reinsurers, Aspida Life Re Ltd. (“Aspida Re”), Somerset Reinsurance Ltd. (“Somerset”), Everlake and Wilton Reassurance Company (“Wilton Re”) that could have a material impact on our financial position in the event that any of these reinsurers fails to perform its obligations under the various reinsurance treaties. We monitor the financial condition and financial strength of individual reinsurers using public ratings (refer to table below) and ratings reports of individual reinsurers to attempt to reduce the risk of default by such reinsurers. In addition, the risk of non-performance is further mitigated with various forms of collateral or collateral arrangements, including secured trusts, funds withheld accounts and irrevocable letters of credit. We believe that all amounts due from Aspida Re, Somerset, Everlake, and Wilton Re for periodic treaty settlements, net of any applicable credit loss reserves, are collectible as of September 30, 2025. The following table presents financial strength ratings as of September 30, 2025:

Parent Company/Principal Reinsurers	Financial Strength Rating
	AM Best	S&P	Fitch	Moody's
Aspida Re	A-	—	—	—
Somerset	A-	BBB+	—	—
Everlake	A	—	—	—
Wilton Re	A+	—	A-	—
“—” indicates not rated

Note F — Intangibles

The following table reconciles to Other intangible assets, net, on the unaudited Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024 (in millions):

	September 30, 2025	December 31, 2024
Value of business acquired (“VOBA”)	$1,232	$1,349
Deferred acquisition costs (“DAC”)	3,495	3,036
Deferred sales inducements (“DSI”)	821	625
Value of distribution asset	65	74
Computer software	79	76
Definite lived trademarks, tradenames, and other	156	131
Customer relationships and contracts	241	273
Indefinite lived tradenames and other	8	8
Total Other intangible assets, net	$6,097	$5,572

The following tables roll forward VOBA by product for the nine months ended September 30, 2025 and September 30, 2024 (in millions):

	Indexed Annuities	Fixed Rate Annuities	Immediate Annuities	Universal Life	Traditional Life	Total
Balance at January 1, 2025	$892	$22	$184	$126	$125	$1,349
Amortization	(93)	(3)	(5)	(5)	(11)	(117)
Balance at September 30, 2025	$799	$19	$179	$121	$114	$1,232

	Indexed Annuities	Fixed Rate Annuities	Immediate Annuities	Universal Life	Traditional Life	Total
Balance at January 1, 2024	$1,025	$27	$191	$134	$69	$1,446
Amortization	(101)	(4)	(5)	(5)	(5)	(120)
Actuarial model updates and refinements (a)	—	—	—	—	63	63
Balance at September 30, 2024	$924	$23	$186	$129	$127	$1,389
(a) net of amortization of ($15 million).

VOBA amortization expense of $117 million and $135 million was recorded in Depreciation and amortization on the unaudited Condensed Consolidated Statements of Operations for the nine months ended September 30, 2025 and September 30, 2024, respectively.

The following tables roll forward DAC by product for the nine months ended September 30, 2025 and September 30, 2024 (in millions):

	Indexed Annuities	Fixed Rate Annuities	Universal Life	Total (a)
Balance at January 1, 2025	$1,874	$376	$781	$3,031
Capitalization	388	118	207	713
Amortization	(145)	(78)	(37)	(260)
Balance at September 30, 2025	$2,117	$416	$951	$3,484

	Indexed Annuities	Fixed Rate Annuities	Universal Life	Total (a)
Balance at January 1, 2024	$1,378	$288	$545	$2,211
Capitalization	496	147	199	842
Amortization	(112)	(61)	(27)	(200)
Balance at September 30, 2024	$1,762	$374	$717	$2,853
(a)Excludes insignificant amounts of DAC related to FABN and PRT.

DAC amortization expense of $260 million and $200 million was recorded in Depreciation and amortization on the unaudited Condensed Consolidated Statements of Operations for the nine months ended September 30, 2025 and September 30, 2024, respectively, excluding insignificant amounts related to FABN and PRT.

The following table presents a reconciliation of DAC to the table above which is reconciled to the unaudited Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024 (in millions):

	September 30, 2025	December 31, 2024
Indexed Annuities	$2,117	$1,874
Fixed Rate Annuities	416	376
Universal Life	951	781
FABN	6	4
PRT	5	1
Total	$3,495	$3,036

The following table rolls forward DSI for our indexed annuity products for the nine months ended September 30, 2025 and September 30, 2024 (in millions):

	Nine months ended September 30,
	2025	2024
Balance at January 1,	$625	$346
Capitalization	243	219
Amortization	(47)	(27)
Balance at September 30,	$821	$538

DSI amortization expense of $47 million and $27 million was recorded in Depreciation and amortization on the unaudited Condensed Consolidated Statements of Operations for the nine months ended September 30, 2025 and September 30, 2024, respectively.

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
We review cash flow assumptions annually, generally in the third quarter. In 2024 and 2025, F&G undertook a review of all significant assumptions and revised several assumptions relating to our deferred annuity (indexed annuity and fixed rate annuity) and IUL products. For the nine months ended September 30, 2025, we updated the assumption for option budgets, surrenders, lapses, mortality, and free partial withdrawals. For the year ended December 31, 2024, we updated assumptions including surrender rates, GMWB election timing, premium persistency, mortality improvement, and option budgets. For both periods, these assumption updates resulted in increased amortization rates on some DAC and DSI balances, primarily for indexed annuities. All updates to these assumptions brought us more in line with our Company and overall industry experience since the prior assumption update.

The following table rolls forward the customer relationship intangibles acquired in the Roar acquisition on January 2, 2024, and the PALH acquisition on July 18, 2024, (in millions). For more information, refer to Note P - Acquisitions.

	Nine months ended September 30,
	2025	2024
Balance at January 1,	$273	$—
Acquired and related adjustments	6	310
Amortization	(38)	(27)
Balance at September 30,	$241	$283

There has been no material change to the estimated future amortization expense of VOBA, customer relationship intangibles and definite lived other intangible assets since December 31, 2024.

Note G — Market Risk Benefits

The following table presents the balances of and changes in MRBs associated with indexed annuities and fixed rate annuities for the nine months ended September 30, 2025 and the year ended December 31, 2024 (in millions):

	September 30, 2025		December 31, 2024
	Indexed annuities	Fixed rate annuities	Indexed annuities	Fixed rate annuities
Balance, beginning of period, net liability	$420	$1	$314	$1

Balance, beginning of period, before effect of changes in the instrument-specific credit risk	$322	$1	$209	$1
Issuances and benefit payments	97	—	109	—
Attributed fees collected and interest accrual	111	—	147	—
Actual policyholder behavior different from expected	41	—	(5)	—
Changes in assumptions and other	16	—	24	—
Effects of market related movements	20	—	(162)	—
Balance, end of period, before effect of changes in the instrument-specific credit risk	607	1	322	1
Effect of changes in the instrument-specific credit risk	137	—	98	—
Balance, end of period, net liability	744	1	420	1
Less: reinsured market risk benefits	157	—	61	—
Balance, end of period, net of reinsurance	$587	$1	$359	$1

Weighted-average attained age of policyholders weighted by total AV (years)	67.89	84.43	67.98	72.58
Net amount at risk	$1,754	$2	$1,327	$2

The following table reconciles MRBs by amounts in an asset position and amounts in a liability position to the MRBs amounts in the unaudited Condensed Consolidated Balance Sheets (in millions):

	September 30, 2025			December 31, 2024
	Direct	Reinsured	Total	Direct	Reinsured	Total
MRB asset
Indexed annuities	$83	$159	$242	$128	$61	$189
Fixed rate annuities	—	—	—	—	—	—
Total MRB asset	$83	$159	$242	$128	$61	$189

MRB liability
Indexed annuities	$827	$2	$829	$548	$—	$548
Fixed rate annuities	1	—	1	1	—	1
Total MRB liability	$828	$2	$830	$549	$—	$549

The net MRB liability increased for the nine months ended September 30, 2025, primarily as a result of collection of attributed fees, interest accrual, and MRB reserves for contracts issued within the period.

For the nine months ended September 30, 2025, notable changes made to the inputs to the fair value estimates of MRBs calculations included an increase in risk-free rates leading to a favorable change in the MRBs associated with indexed annuities and decreases in the equity market related projections resulted in an increase in the net amount at risk associated with indexed annuities, leading to an unfavorable change in the value of the associated MRBs.

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

In addition, the cash flow assumptions used to calculate MRBs reflect the Company’s best estimates for policyholder behavior. We review cash flow assumptions annually, generally in the third quarter. In 2024 and 2025, F&G undertook a review of all significant assumptions and revised several assumptions relating to our deferred annuities (indexed annuities and fixed rate annuities) with MRBs. For the nine months ended September 30, 2025, we updated assumptions including surrender rates, mortality, partial withdrawals, projected CPI, and option budgets. All updates to these assumptions brought us more in line with our Company and overall industry experience since the prior assumption updates. These updates, in total, led to an increase in the net MRB liability for the nine months ended September 30, 2025. For the year ended December 31, 2024, we updated assumptions including surrender rates, rider benefit election utilization, mortality improvement, and option budgets. All updates to these assumptions brought us more in line with our Company and overall industry experience since the prior assumption updates. These updates, in total, led to an increase in the net MRB liability for the year ended December 31, 2024.

Note H — Income Taxes

The effective tax rate for the three and nine months ended September 30, 2025 was 8% and 13%, respectively. The effective tax rate on pre-tax income for the three and nine months ended September 30, 2024 was 83% and 14%, respectively. The effective tax rate on pre-tax income for the three and nine months ended September 30, 2025 differs from the U.S. Federal statutory rate of 21% primarily due to a partial release of the valuation allowance recorded on capital deferred tax assets for U.S. Life companies, as well as favorable permanent adjustments, including low income housing tax credits (“LIHTC”), the dividends received deduction (“DRD”), and company owned life insurance (“COLI”). The effective tax rate on pre-tax income for the three and nine months ended September 30, 2024 differs from the U.S. Federal statutory rate of 21% primarily due to a partial release of the valuation allowance recorded on capital deferred tax assets for U.S. Life companies, as well as favorable permanent adjustments, including LIHTC, DRD, and COLI.

As of September 30, 2025, the Company had a partial valuation allowance of $47 million against its net deferred tax assets of $159 million. As of December 31, 2024, the Company had a partial valuation allowance of $58 million against its net deferred tax assets of $357 million. There was a $11 million decrease in the valuation allowance for the nine months ended September 30, 2025, primarily related to changes in unrealized losses, and utilization of capital loss carryforwards. The valuation allowance consisted of a full valuation allowance on the unrealized capital loss deferred tax assets for F&G Life Re and the U.S. Non-life companies, a full valuation allowance on the foreign deferred tax assets on F&G Life Re, a full valuation allowance on the deferred capital loss carryforwards for the U.S. Non-life companies and F&G Cayman Re, and a partial valuation allowance on the capital loss deferred tax assets on the U.S. life insurance companies.

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

The tax credits and other benefits recognized are included in the net change in income taxes on the unaudited Condensed Consolidated Statements of Cash Flows. The following table presents the impacts of the LIHTC investments included in income tax expense on the unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2025 and September 30, 2024 (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Tax credits and other benefits recognized	$(14)	$(9)	$(31)	$(29)
Tax credit amortization expense	10	7	24	22
Total	$(4)	$(2)	$(7)	$(7)

At September 30, 2025 and December 31, 2024, LIHTC investments included in Prepaid expenses and other assets on the unaudited Condensed Consolidated Balance Sheets totaled $162 million and $135 million, respectively.

The Inflation Reduction Act of 2022 (the “IRA”) was signed into law on August 16, 2022. Among other changes, the IRA introduced a 15% corporate alternative minimum tax (“CAMT”) on adjusted financial statement income and a 1% excise tax on treasury stock repurchases. These provisions were effective January 1, 2023. For purposes of calculating adjusted financial statement income, the Company is included in the controlled group of FNF, its parent company. Though the Company is subject to the minimum tax, the Company does not expect to be in a perpetual CAMT position. On September 30, 2025, the Internal Revenue Service issued Notice 2025-46 which allows the Company to calculate its CAMT on a consolidated basis with FNF without regard to the five-taxable-year-limitation. The Company applied this Notice 2025-46 to its 2024 tax return and plans to amend its 2023 return to apply the Notice 2025-46. The CAMT was reduced by $27 million and $114 million for 2023 and 2024 respectively.

The Corporate Income Tax Act of 2023 (“CIT”) was passed in Bermuda on December 27, 2023. The CIT commenced on January 1, 2025 and applies a statutory rate of 15% to the taxable income or loss of Bermuda tax resident entities and permanent establishments. F&G Life Re Ltd, a 953(d) company with no or minimal U.S. permanent tax differences, is not expected to owe any Bermuda CIT due to the foreign tax credit. As a result, the Company has assessed that there is no material impact of the CIT to tax for the nine months ended September 30, 2025.
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

Note I — Contractholder Funds

The following tables summarize balances of and changes in contractholder funds’ account balances (in millions):

	September 30, 2025
	Indexed annuities	Fixed rate annuities	Universal life	FABN (b)	FHLB (b)
Balance, beginning of year	$30,235	$17,442	$2,817	$2,463	$2,852
Issuances	4,862	3,444	168	1,148	1,461
Premiums received	2,062	—	437	—	—
Policy charges (a)	(2,197)	—	(278)	—	—
Surrenders and withdrawals	(2,819)	(1,720)	(99)	—	—
Benefit payments	(405)	(272)	(18)	(363)	(1,715)
Interest credited	564	638	132	73	75
Other	5	(1)	—	3	—
Balance, end of period	32,307	19,531	3,159	3,324	2,673
Reconciling items (c)	391	—	120	12	—
Gross liability, end of period	32,698	19,531	3,279	3,336	2,673
Less: Reinsurance	2,454	12,909	885	—	—
Net liability, after reinsurance	$30,244	$6,622	$2,394	$3,336	$2,673

Weighted-average crediting rate	2.44%	4.71%	6.05%	N/A	N/A
Net amount at risk (d)	N/A	N/A	$29,483	N/A	N/A
Cash surrender value (e)	$30,067	$18,266	$2,431	N/A	N/A
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

The following table reconciles contractholder funds’ account balances to the contractholder funds liability in the unaudited Condensed Consolidated Balance Sheets (in millions):

	September 30, 2025	December 31, 2024
Indexed annuities	$32,698	$30,454
Fixed rate annuities	19,531	17,442
Immediate annuities	270	286
Universal life	3,279	2,896
Traditional life	5	5
FABN	3,336	2,463
FHLB	2,673	2,852
PRT	6	6
Total	$61,798	$56,404

Annually, typically in the third quarter, we review assumptions associated with reserves for policy benefits and product guarantees. For the nine months ended September 30, 2025 and the year ended December 31, 2024, based on policyholder behavior, experience and interest rate movements, we reflected updates to surrender assumptions for recent and expected near term policyholder behavior, as well as updated certain indexed annuities assumptions used to calculate the fair value of the embedded derivative component within Contractholder funds. These changes resulted in decreases in Contractholder funds of approximately $24 million and $89 million for the nine months ended September 30, 2025 and for the year ended December 31, 2024, respectively.

The following tables present the account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums (in millions):

	September 30, 2025
Range of guaranteed minimum crediting rate	At Guaranteed Minimum	1 Basis Point-50 Basis Points Above	51 Basis Points-150 Basis Points Above	Greater Than 150 Basis Points Above	Total
Indexed annuities
Up to 1.50%	$647	$523	$297	$865	$2,332
1.51%-2.50%	563	16	497	600	1,676
Greater than 2.50%	222	—	—	1	223
Subtotal	$1,432	$539	$794	$1,466	$4,231
No guaranteed minimum crediting rate					28,076
Total					$32,307

Fixed rate annuities
Up to 1.50%	$73	$16	$884	$15,839	$16,812
1.51%-2.50%	4	6	18	466	494
Greater than 2.50%	746	2	5	1,472	2,225
Total	$823	$24	$907	$17,777	$19,531

Universal life
Up to 1.50%	$2,765	$9	$—	$29	$2,803
1.51%-2.50%	—	—	—	—	—
Greater than 2.50%	355	—	1	—	356
Total	$3,120	$9	$1	$29	$3,159

	December 31, 2024
Range of guaranteed minimum crediting rate	At Guaranteed Minimum	1 Basis Point-50 Basis Points Above	51 Basis Points-150 Basis Points Above	Greater Than 150 Basis Points Above	Total
Indexed annuities
Up to 1.50%	$721	$596	$309	$880	$2,506
1.51%-2.50%	432	1	313	485	1,231
Greater than 2.50%	253	—	—	14	267
Subtotal	$1,406	$597	$622	$1,379	$4,004
No guaranteed minimum crediting rate					26,231
Total					$30,235

Fixed rate annuities
Up to 1.50%	$57	$20	$773	$14,407	$15,257
1.51%-2.50%	4	7	20	462	493
Greater than 2.50%	804	2	5	881	1,692
Total	$865	$29	$798	$15,750	$17,442

Universal life
Up to 1.50%	$2,421	$7	$—	$24	$2,452
1.51%-2.50%	—	—	—	—	—
Greater than 2.50%	364	—	1	—	365
Total	$2,785	$7	$1	$24	$2,817

Note J — Future Policy Benefits

The following table summarizes balances and changes in the present value of expected net premiums and the present value of the expected FPB for nonparticipating traditional contracts (in millions):

	Traditional life
	September 30, 2025	December 31, 2024
Expected net premiums
Balance, beginning of year	$631	$722
Beginning balance at original discount rate	780	874
Effect of actual variances from expected experience	—	(4)
Balance adjusted for variances from expectation	780	870
Interest accrual	11	17
Net premiums collected	(73)	(107)
Ending balance at original discount rate	718	780
Effect of changes in discount rate assumptions	(117)	(149)
Balance, end of period	$601	$631

Expected FPB
Balance, beginning of year	$1,933	$2,071
Beginning balance at original discount rate	2,368	2,492
Effect of actual variances from expected experience	(19)	44
Balance adjusted for variances from expectation	2,349	2,536
Interest accrual	38	54
Benefits payments	(173)	(222)
Ending balance at original discount rate	2,214	2,368
Effect of changes in discount rate assumptions	(323)	(435)
Balance, end of period	$1,891	$1,933

Net liability for future policy benefits	$1,290	$1,302
Less: Reinsurance recoverable	486	513
Net liability for future policy benefits, after reinsurance recoverable	$804	$789

Weighted-average duration of liability for future policyholder benefits (years)	6.94	6.28

The following tables summarize balances and changes in the present value of the expected FPB for limited-payment contracts (in millions):

	PRT
	September 30, 2025	December 31, 2024
Balance, beginning of year	$6,054	$4,189
Beginning balance at original discount rate	6,417	4,351
Effect of changes in cash flow assumptions	(35)	(3)
Effect of actual variances from expected experience	(2)	(11)
Balance adjusted for variances from expectation	6,380	4,337
Issuances	1,359	2,324
Interest accrual	238	240
Benefits payments	(485)	(484)
Ending balance at original discount rate	7,492	6,417
Effect of changes in discount rate assumptions	(129)	(363)
Balance, end of period	$7,363	$6,054

Net liability for future policy benefits, after reinsurance recoverable	$7,363	$6,054

Weighted-average duration of liability for future policyholder benefits (years)	7.80	7.78

	Immediate annuities
	September 30, 2025	December 31, 2024
Balance, beginning of year	$1,297	$1,415
Beginning balance at original discount rate	1,732	1,788
Effect of changes in cash flow assumptions	—	—
Effect of actual variances from expected experience	(7)	(27)
Balance adjusted for variances from expectation	1,725	1,761
Issuances	16	30
Interest accrual	40	59
Benefits payments	(84)	(118)
Ending balance at original discount rate	1,697	1,732
Effect of changes in discount rate assumptions	(393)	(435)
Balance, end of period	$1,304	$1,297

Net liability for future policy benefits	$1,304	$1,297
Less: Reinsurance recoverable	109	109
Net liability for future policy benefits, after reinsurance recoverable	$1,195	$1,188

Weighted-average duration of liability for future policyholder benefits (years)	12.44	12.63

The following tables summarize balances and changes in the liability for deferred profit liability (“DPL”) for limited-payment contracts (in millions):

	September 30, 2025		December 31, 2024
	Immediate annuities	PRT	Immediate annuities	PRT
Balance, beginning of year	$90	$6	$87	$10
Effect of changes in cash flow assumptions	—	—	—	(8)
Effect of actual variances from expected experience	—	1	8	—
Balance adjusted for variances from expectation	90	7	95	2
Issuances	6	—	3	1
Interest accrual	1	—	1	4
Amortization	(5)	(1)	(9)	(1)
Balance, end of period	$92	$6	$90	$6

The following table reconciles the net FPB to the FPB in the unaudited Condensed Consolidated Balance Sheets (in millions). The DPL for Immediate Annuities and PRT is presented together with the FPB in the unaudited Condensed Consolidated Balance Sheets and has been included as a reconciling item in the table below:

	September 30, 2025	December 31, 2024
Traditional life	$1,290	$1,302
Immediate annuities	1,304	1,297
PRT	7,363	6,054
Immediate annuities DPL	92	90
PRT DPL	6	6
Total	$10,055	$8,749

The following table provides the amount of undiscounted and discounted expected gross premiums and expected future benefits and expenses for nonparticipating traditional and limited-payment contracts (in millions):

	Undiscounted		Discounted
	September 30,		September 30,
	2025	2024	2025	2024
Traditional life
Expected future benefit payments	$2,569	$2,843	$1,892	$2,073
Expected future gross premiums	875	978	650	728
Immediate annuities
Expected future benefit payments	$3,125	$3,212	$1,304	$1,392
Expected future gross premiums	—	—	—	—
PRT
Expected future benefit payments	$11,809	$8,449	$7,363	$5,470
Expected future gross premiums	—	—	—	—

The following table summarizes the amount of revenue and interest related to nonparticipating traditional and limited-payment contracts recognized in the unaudited Condensed Consolidated Statements of Operations (in millions):

	Gross Premiums (a)		Interest Expense (b)
	September 30,		September 30,
	2025	2024	2025	2024
Traditional life	$75	$84	$27	$28
Immediate annuities	16	16	40	46
PRT	1,279	1,240	238	168
Total	$1,370	$1,340	$305	$242
(a)Included in Life insurance premiums and other fees on the unaudited Condensed Consolidated Statements of Operations.
(b)Included in Benefits and other changes in policy reserves on the unaudited Condensed Consolidated Statements of Operations.

The following table presents the weighted-average interest rate:

	September 30, 2025	December 31, 2024
Traditional life
Interest accretion rate	2.35%	2.34%
Current discount rate	5.00%	5.44%
Immediate annuities
Interest accretion rate	3.20%	3.17%
Current discount rate	5.31%	5.45%
PRT
Interest accretion rate	4.85%	4.72%
Current discount rate	5.27%	5.54%

The following tables summarize the actual experience and expected experience for mortality and lapses of the FPB:

	September 30, 2025
	Traditional life	Immediate annuities	PRT
Mortality
Actual experience	2.4%	3.0%	2.8%
Expected experience	1.6%	1.7%	2.5%
Lapses
Actual experience	—%	—%	—%
Expected experience	0.6%	—%	—%

	December 31, 2024
	Traditional life	Immediate annuities	PRT
Mortality
Actual experience	1.4%	2.7%	2.7%
Expected experience	1.5%	1.9%	2.5%
Lapses
Actual experience	0.1%	—%	—%
Expected experience	0.5%	—%	—%

The following table provides additional information for periods in which a cohort has a net premium ratio (“NPR”) greater than 100% (and therefore capped at 100%) (dollars in millions):

	September 30, 2025
	Cohort X	Description
NPR before capping	105%	Term with return of premium Non-NY Cohort
Reserves before NPR capping	$1,158	Term with return of premium Non-NY Cohort
Reserves after NPR capping	1,172	Term with return of premium Non-NY Cohort
Loss Expense	14	Term with return of premium Non-NY Cohort

F&G made changes to assumptions during the nine months ended September 30, 2025 and the year ended December 31, 2024. Significant assumption inputs used in the calculation of our FPB are described below. Refer to the tables above for further details on changes to our FPB.

Traditional life

The traditional life line of business primarily consists of policies that were sold prior to 2010. As this line of business continues to age, benefit payments made from these contracts will be the primary driver of the emergence of reserves, decreasing the reserve balance.

Significant assumption inputs to the calculation of the FPB for traditional life include mortality, lapses (including lapses due to nonpayment of premium and surrenders for cash surrender value), and discount rates (both accretion and current). We review the cash flow assumptions annually, typically in the third quarter. In 2025, we updated the assumptions for surrenders and lapses. Updates to these assumptions brought us more in line with our Company and overall industry experience since the prior assumption updates. These assumption updates resulted in a decrease to the FPB liability during the nine months ended September 30, 2025. In 2024, F&G made an adjustment to the calculation to reflect additional actuarial precision, unrelated to the assumptions, driving an increase to the FPB liability.

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

Premium deficiency testing

F&G conducts annual premium deficiency testing for its long-duration contracts except for the FPB for nonparticipating traditional and limited-payment contracts. F&G also conducts annual premium deficiency testing for the VOBA of all long-duration contracts. Premium deficiency testing is performed by reviewing assumptions used to calculate the insurance liabilities and determining whether the sum of the existing contract liabilities and the present value of future gross premiums is sufficient to cover the present value of future benefits to be paid to or on behalf of policyholders and settlement costs and recover unamortized present value of future profits. Anticipated investment income, based on F&G’s experience, is considered when performing premium deficiency testing for long-duration contracts. During 2024, F&G did not pass premium deficiency testing for the traditional life block of business, related to the recoverability of VOBA. Due to that result, F&G began accruing a liability in the fourth quarter of 2024 that increases the amortization of traditional life VOBA. The liability balance was immaterial at both September 30, 2025 and December 31, 2024.

Note K - Accounts Payable and Accrued Liabilities

As of September 30, 2025 and December 31, 2024, the total unearned revenue liabilities (“URL”) balance of $512 million and $401 million, respectively, is included in Accounts payable and accrued liabilities on the unaudited Condensed Consolidated Balance Sheets. The following table presents a reconciliation of Accounts payable and accrued liabilities to the unaudited Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024 (in millions):

	September 30, 2025	December 31, 2024
Salaries and incentives	$92	$116
Accrued benefits	75	67
URL	512	401
Trade accounts payable	241	147
Liability for policy and contract claims	95	102
Retained asset account	52	60
Remittances and items not allocated	235	224
Option collateral liabilities	823	679
Lease liability	8	10
Investment purchases payable	241	100
Contingent consideration	72	74
Accrued interest on notes payable	42	31
Interest rate and foreign currency swaps	7	10
Other accrued liabilities	201	198
Accounts payable and accrued liabilities	$2,696	$2,219

The following table rolls forward URL for our universal life product for the nine months ended September 30, 2025 and September 30, 2024 (in millions):

	Nine months ended September 30,
	2025	2024
Balance at January 1,	$401	$270
Capitalization	131	110
Amortization	(20)	(14)
Balance at September 30,	$512	$366

For IUL the cash flow assumptions used to amortize URL reflect the Company’s best estimates for policyholder behavior. We review cash flow assumptions annually, generally in the third quarter. In 2024 and 2025, F&G undertook a review of all significant assumptions. For the nine months ended September 30, 2025, we updated the assumptions for surrenders, lapses, and mortality. For the year ended December 31, 2024, we updated assumptions including premium persistency and mortality improvement. All updates to these assumptions brought us more in line with our Company and overall industry experience since the prior assumption update.

Note L — Notes Payable

The carrying amounts of notes payable are summarized as follows (in millions):

	September 30, 2025	December 31, 2024
6.250% F&G Senior Notes, net of $7 and $8 of deferred issuance costs at September 30, 2025 and December 31, 2024, respectively	$493	$492
6.50% F&G Senior Notes, net of $4 and $5 of deferred issuance costs at September 30, 2025 and December 31, 2024, respectively	546	545
7.95% F&G Senior Notes, net of $9 and $9 of deferred issuance costs at September 30, 2025 and December 31, 2024, respectively	336	336
7.40% F&G Senior Notes, net of $3 and $3 of deferred issuance costs at September 30, 2025 and December 31, 2024, respectively	497	497
5.50% F&G Senior Notes, net of $0 and $1 of purchase premium at September 30, 2025 and December 31, 2024, respectively	—	301
7.300% F&G Junior Notes, net of $11 and $0 of deferred issuance costs at September 30, 2025 and December 31, 2024, respectively	364	—
Total	$2,236	$2,171

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

Revolving credit facility - F&G has a senior unsecured revolving credit agreement (the “Credit Agreement”). The balance outstanding was $0 at both September 30, 2025 and December 31, 2024, and total borrowing availability was $750 million as of September 30, 2025. The maturity date of the Credit Agreement is November 22, 2027.

FNF Credit Facility - As of September 30, 2025 we had in place a revolving note agreement with FNF for up to $200 million capacity to be used for working capital and other general corporate purposes. No amounts were outstanding under this revolving note agreement as of September 30, 2025 or December 31, 2024. This facility matured on October 29, 2025 and, effective October 30, 2025, was replaced by a new revolving note agreement with FNF. This new facility maintains a maximum borrowing capacity of $200 million, and matures the earlier of October 29, 2030, or when the Revolving credit facility described above is terminated.

Covenants - The Credit Agreement imposes and the indentures governing the 7.300% F&G Junior Notes, 6.250% F&G Senior Notes, 6.50% F&G Senior Notes, 7.95% F&G Senior Notes and 7.40% F&G Senior Notes impose certain operating and financial restrictions on F&G. The Credit Agreement imposes certain financial covenants on F&G, and as of September 30, 2025, we were in compliance with all covenants.

Interest Expense - Amortization of deferred issuance costs and purchase premiums are recognized as a component of interest expense. Interest expense on F&G’s outstanding notes payable for the three and nine months ended September 30, 2025 and September 30, 2024 was as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
6.250% F&G Senior Notes	$8	$—	$24	$—
6.50% F&G Senior Notes	10	9	28	12
7.95% F&G Senior Notes	7	6	21	21
7.40% F&G Senior Notes	10	10	29	29
5.50% F&G Senior Notes	—	4	—	11
7.300% F&G Junior Notes	7	—	20	—
Revolving Credit Facility	—	7	1	21
Total	$42	$36	$123	$94

Note M — Supplemental Cash Flow Information

The following supplemental cash flow information is provided with respect to certain cash payment and non-cash investing and financing activities (in millions):

	Nine months ended September 30,
	2025	2024
Cash paid (refunded) for:
Interest paid	$109	$93
Income taxes (refunded) paid	19	(10)
Deferred sales inducements	241	219
Non-cash investing and financing activities:
Investments transferred subject to reinsurance agreement	(500)	—
Change in proceeds of sales of investments available for sale receivable in period	(4)	87
Change in purchases of investments available for sale payable in period	142	633

Refer to Note P - Acquisitions for information on the acquisitions of Roar and PALH including the assets acquired and liabilities and non-controlling interest assumed as of the acquisition date.

Note N — Commitments and Contingencies

Contingent Consideration

Under the terms of the purchase agreement for Roar, we have agreed to make cash payments of up to approximately $90 million over a three-year period upon the achievement by Roar of certain EBITDA milestones. The contingent consideration is recorded at fair value in Accounts payable and accrued liabilities on the unaudited Condensed Consolidated Balance Sheets. Roar achieved the required EBITDA milestone based on results for the year ended December 31, 2024, and we made the first cash payment of $12 million during the quarter ended March 31, 2025. The remaining contingent consideration recorded at September 30, 2025 is $72 million. Refer to Note P - Acquisitions for more information on the Roar acquisition, and refer to Note B - Fair Value of Financial Instruments for more information regarding the fair value of the contingent consideration.

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

We review lawsuits and other legal and regulatory matters (collectively “legal proceedings”) on an ongoing basis when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, management bases its decision on its assessment of the ultimate outcome assuming all appeals have been exhausted. For legal proceedings in which it has been determined that a loss is both probable and reasonably estimable, a liability based on known facts and that represents our best estimate has been recorded. Our accrual for legal and regulatory matters was insignificant as of September 30, 2025 and December 31, 2024. We do not consider (i) the amounts we have currently recorded for all legal proceedings in which it has been determined that a loss is both probable and reasonably estimable and (ii) reasonably possible losses for all pending legal proceedings to be material to our financial statements either individually or in the aggregate. Actual losses may materially differ from the amounts recorded and the ultimate outcome of our pending legal proceedings is generally not yet determinable. While some of these matters could be material to our operating results or cash flows for any particular period if an unfavorable outcome results, at present we do not believe that the ultimate resolution of currently pending legal proceedings, either individually or in the aggregate, will have a material adverse effect on our financial condition.

Fidelity & Guaranty Life Insurance Company (“FGL Insurance”) is a defendant in a lawsuit filed in U.S. District Court for the Southern District of Texas styled, Insurance Distribution Consulting, LLC v. Fidelity & Guaranty Life Insurance Company, Case No. 3:23-cv-00126. Plaintiff, which provides consulting services to independent marketing organizations (“IMO”), alleges FGL Insurance failed to pay commissions owed to plaintiff and diverted commissions from one of plaintiff’s IMO customers, Syncis, to another IMO, Freedom Equity Group, LLC (“Freedom Equity”). Further, plaintiff alleges after FGL Insurance purportedly purchased a partial ownership interest in Syncis and Freedom Equity, plaintiff offered to sell its interests in its contracts with Syncis but FGL Insurance declined, leading plaintiff to allege a statutory violation of 42 U.S.C. §1981 for discrimination where plaintiff’s sole member is a racial minority. Plaintiff claims its damages for breach of contract from FGL Insurance’s purported failure to pay commissions are more than $162 million and its damages from FGL Insurance’s declining to purchase plaintiff’s interest in its contracts with Syncis are over $11 million. FGL Insurance denies the allegations and denies any contract or agreement existed with plaintiff to pay commissions. On April 21, 2025, FGL Insurance filed its initial motion for summary judgment, which is fully briefed. On June 5, 2025, plaintiff amended its complaint to include an additional breach of contract claim, prompting FGL Insurance to file a second motion for summary judgment on July 18, 2025, addressing the new allegation. This motion is also fully briefed. Additionally, FGL Insurance’s motion to exclude plaintiff’s expert testimony as inadmissible, filed June 9, 2025, remains pending with the court. On July 18, 2025, Peak Altitude Equity, LLC (“Peak”), a subsidiary of Fidelity & Guaranty Life Holdings, Inc., was served with a new lawsuit filed by Insurance Distribution Consulting, LLC (“IDC”) as a counterclaim in response to a separate breach of contract lawsuit initiated against IDC by Syncis. The case, styled Syncis Insurance Solutions, LLC v. Insurance Distribution Consulting, LLC, Case No. 2:25-cv-03874, is pending in the U.S. District Court for the Central District of California, and certain facts alleged by IDC against Peak overlap with those asserted in the lawsuit filed by IDC against FGL Insurance. On September 8, 2025, Peak filed its motion to dismiss IDC’s counterclaim on various grounds. The motion has been fully briefed, and a decision is pending with the court. FGL Insurance and Peak will vigorously contest the plaintiff’s claims in the actions. As these cases continue to evolve, it is not possible to reasonably estimate the probability that plaintiff will ultimately prevail on its claims or that FGL Insurance or Peak will be held liable for the dispute. At this time, F&G does not believe the lawsuit will have a material impact on its business, operations, or financial results.

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

Commitments

We have unfunded commitments as of September 30, 2025 based upon the timing of when investments and agreements are executed or signed compared to when the actual investments and agreements are funded or closed. Some investments require that funding occur over a period of months or years. A summary of unfunded commitments by commitment type as of September 30, 2025 is included below (in millions):

September 30, 2025
Unconsolidated VIEs:
Limited partnerships	$1,127
Asset-backed lending	225
Fixed maturity securities, asset-backed securities	460
Direct Lending	1,734
Other fixed maturity securities, AFS	162
Commercial mortgage loans	79
Residential mortgage loans	365
Other assets	110
Total	$4,262

Concurrent with the Roar purchase agreement, we executed a separate loan agreement with the sellers of Roar for us to lend up to $40 million. The loan matures on August 5, 2027. The principal balance outstanding as of September 30, 2025 and December 31, 2024 was $18 million and $11 million, respectively. The balance is included in “Prepaid expenses and other assets” on the unaudited Condensed Consolidated Balance Sheets. Changes in fair value are reported within Recognized gains and losses, net in the unaudited Condensed Consolidated Statements of Operations. Interest income is recorded in Interest and investment income in the unaudited Condensed Consolidated Statements of Operations and recognized when earned. The remainder of the unfunded loan commitment is included in the unfunded commitments table above in the “Other assets” line item. Refer to Note P - Acquisitions for more information on the Roar acquisition and Note B - Fair Value of Financial Instruments for information regarding the fair value calculation of this loan receivable.

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

U.S. Companies

Our principal insurance subsidiaries' audited statutory financial statements are based on a December 31 year end. Statutory net income for the three and nine months ended September 30, 2025 and 2024, and statutory capital and surplus as of September 30, 2025 and December 31, 2024, of our wholly owned U.S. regulated insurance subsidiaries, were as follows (in millions):

	Subsidiary (state of domicile) (a)
	FGL Insurance (IA)	FGL NY Insurance (NY)	Raven Re (VT)	Corbeau Re (VT)
Statutory Net income (loss):
For the three months ended September 30, 2025	$(13)	$1	$8	$(70)
For the three months ended September 30, 2024	(6)	1	13	5

For the nine months ended September 30, 2025	$(216)	$7	$28	$(168)
For the nine months ended September 30, 2024	71	7	41	(394)

Statutory Capital and Surplus:
September 30, 2025	$1,229	$102	$172	$207
December 31, 2024	1,654	97	168	178
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

In addition, based on a permitted practice received from the Iowa Insurance Division, FGL Insurance carries one of its limited partnership interests which qualifies for accounting under SSAP No. 48, “Investments in Joint Ventures, Partnerships and Limited Liability Companies,” on a net asset value per share basis. This is a departure from SSAP No. 48, which requires such investments to be carried based on the investees underlying GAAP equity

(prior to any impairment considerations). In addition, the financial statements of Raven Re and Corbeau Re include certain permitted practices approved by the Vermont Department of Financial Regulation. Without such permitted statutory accounting practices, Raven Re’s risk-based capital would have been above the minimum regulatory requirements at September 30, 2025, but would have fallen below the minimum regulatory requirements at December 31, 2024. Without such permitted statutory accounting practices, Corbeau Re’s risk-based capital would have fallen below the minimum regulatory requirements as of September 30, 2025 and December 31, 2024.

The prescribed and permitted practices resulted in increases to statutory capital and surplus of $213 million and $454 million at September 30, 2025 and December 31, 2024, respectively.

There have been no material changes to the prescribed and permitted practices for our U.S. insurance subsidiaries, which were detailed in our Annual Report on Form 10-K, and no other significant changes in the regulatory status of our insurance subsidiaries as of September 30, 2025.

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

F&G Cayman Re has two permitted practices, which have been approved by the Cayman Islands Monetary Authority (“CIMA”). F&G Cayman Re has a permitted practice approved by CIMA to include, as an admitted asset, the value of the letters of credit (“LOCs”) acquired to support reinsurance transactions. Also, F&G Cayman Re has a permitted practice, approved by CIMA, for PRT reinsurance transactions to use U.S. statutory book value adjusted for best estimate reserve calculations (consistent with GAAP prior to ASU 2018-12, Financial Services-Insurance (Topic 944), Targeted Improvements to the Accounting for Long-Duration Contracts). These reserve calculations will be subject to annual assumption reviews consistent with other GAAP liability balances. If F&G Cayman Re had not been permitted to calculate PRT assumed reserves using best estimate reserve calculations or include the value of the LOCs as an admitted asset, statutory surplus would be $93 million and $(64) million as of September 30, 2025 and December 31, 2024, respectively. Without such permitted statutory accounting practices, F&G Cayman Re’s risk-based capital would have fallen below the minimum regulatory requirements as of September 30, 2025 and December 31, 2024.

F&G Life Re files financial statements based on GAAP.

Net income and capital and surplus of our wholly owned Cayman Islands and Bermuda regulated insurance subsidiaries under SAP and GAAP, respectively, were as follows (in millions):

	Subsidiary (country of domicile)
	F&G Cayman Re (Cayman Islands)	F&G Life Re (Bermuda)
Statutory Net income (loss):
For the three months ended September 30, 2025	$(19)	$46
For the three months ended September 30, 2024	(11)	102

For the nine months ended September 30, 2025	$—	$95
For the nine months ended September 30, 2024	(27)	181

Statutory Capital and Surplus:
September 30, 2025	$1,096	$218
December 31, 2024	734	123

The prescribed and permitted statutory accounting practices have no impact on our unaudited Condensed Consolidated Financial Statements, which are prepared in accordance with GAAP.

Note P — Acquisitions

Owned Distribution - Acquisition of Roar Joint Venture, LLC

On January 2, 2024, F&G acquired a 70% majority ownership stake in the equity of Roar Joint Venture, LLC (“Roar”). Roar wholesales life insurance and annuity products to banks and broker-dealers through a network of agents. Under the terms of the purchase agreement, the Company has agreed to make cash payments of up to approximately $90 million over a three-year period upon the achievement of certain EBITDA milestones of Roar. See Note N - Commitments and Contingencies for a discussion of the first contingent consideration payment and remaining contingent consideration balance as of September 30, 2025.

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

Roar’s revenues of $23 million and $60 million and net earnings attributable to F&G common shareholders of $5 million and $9 million are included in the unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2025, respectively. Roar's revenues of $19 million and $60 million and net earnings attributable to F&G common shareholders of $2 million and $6 million are included in the unaudited

Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2024, respectively.

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

PALH’s revenues of $1 million and $3 million and net losses attributable to F&G common shareholders of $14 million and $20 million are included in the unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2025, respectively. PALH’s revenues and net losses attributable to F&G of $1 million and $4 million, respectively, are included in the unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2024.

Note Q - Earnings Per Share

The following table sets forth the computation of basic and diluted EPS (dollars and shares in millions except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net earnings (loss)	$120	$(5)	$141	$315
Less: Non-controlling interests	2	1	4	3
Net earnings (loss) attributable to F&G	118	(6)	137	312
Less: Preferred stock dividend	4	4	13	13
Net earnings (loss) attributable to F&G common shareholders	$114	$(10)	$124	$299

Weighted-average common shares outstanding - basic	133	124	131	124
Dilutive effect of unvested restricted stock	1	—	1	1
Dilutive effect of mandatory convertible preferred stock	5	—	—	6
Weighted-average shares outstanding - diluted	139	124	132	131

Net earnings (loss) per share attributable to F&G common shareholders
Basic - net	$0.86	$(0.08)	$0.95	$2.41

Diluted - net	$0.85	$(0.08)	$0.94	$2.38

Under applicable accounting guidance, shares that are anti-dilutive to the calculation are to be excluded from the diluted earnings per share calculation. The inclusion of 5 million convertible preferred shares would have been antidilutive to the earnings per share for the nine months ended September 30, 2025.

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

Summarized financial information concerning our single reportable segment is shown in the following table (in millions).

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Revenues:
Life-contingent pension risk transfer premiums	$536	$332	$1,279	$1,240
Traditional life insurance and life-contingent immediate annuity premiums	8	8	27	29
Surrender charges	70	82	196	195
Policyholder fees and other income	97	84	306	247
Life insurance premiums and other fees	711	506	1,808	1,711
Owned distribution revenues	24	20	63	61
Revenues from external customers	735	526	1,871	1,772
Interest and investment income	748	712	2,096	2,012
Recognized gains and (losses), net	211	206	(1)	401
Total revenues	1,694	1,444	3,966	4,185
Significant expenses (a):
Benefits and other changes in policy reserves	1,181	1,095	2,698	2,864
Personnel costs	79	80	223	215
Other operating expenses	38	45	121	149
Total significant expenses:	1,298	1,220	3,042	3,228
Other segment items
Market risk benefit (gains) losses	43	71	148	80
Depreciation and amortization	180	147	491	417
Interest expense	42	36	123	94
Total other segment items:	265	254	762	591
Total expenses	1,563	1,474	3,804	3,819
Earnings (loss) before income taxes	131	(30)	162	366
Income tax expense (benefit)	11	(25)	21	51
Net earnings (loss)	$120	$(5)	$141	$315
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

Market Conditions

Market conditions can change rapidly with significant positive or negative impacts on our results. Volatility can pressure sales and reduce demand as consumers hesitate to make financial decisions. We anticipate various macroeconomic factors will continue to drive uncertainty and instability, which could have a significant impact on the Company during fiscal year 2025. These factors include, among others, consumer spending, business investment, government spending, government shutdown, the volatility and strength of the capital markets, investor and consumer confidence, foreign currency exchange rates, commodity prices, inflation levels, changes in trade policy, tariffs and trade sanctions on goods, trade wars, United States-China relations and supply chain disruptions.

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

Interest Rate Environment

As of September 30, 2025 and December 31, 2024, our reserves, net of reinsurance, and weighted average crediting rate on our fixed rate annuities were $6.6 billion and 4.71% and $6.4 billion and 4.42%, respectively. Some of our products, most notably our fixed rate annuities, include guaranteed minimum crediting rates. We are required to pay the guaranteed minimum crediting rates even if earnings on our investment portfolio decline, which would negatively impact earnings. In addition, we expect more policyholders to hold policies with comparatively high guaranteed rates for a longer period in a low interest rate environment. Conversely, a rise in average yield on our investment portfolio would increase earnings if the average interest rate we pay on our products does not rise correspondingly. Similarly, we expect that policyholders would be less likely to hold policies with existing guarantees as interest rates rise and the relative value of other new business offerings are increased, which would negatively impact our earnings and cash flows.

See “Quantitative and Qualitative Disclosure about Market Risk” in this Quarterly Report on Form 10-Q for a more detailed discussion of interest rate risk.

Aging of the U.S. Population
We believe that the aging of the U.S. population will continue to increase demand for retirement savings, growth, and income solutions, including demand for our indexed annuity and indexed universal life (“IUL”) products. We serve a growing retirement population, with more than 11,000 Americans turning 65 every day and a projected 30% increase in people age 65-100 over the next 25 years according to the U.S. Census Bureau. The impact of this growth may be offset to some extent by asset outflows as an increasing percentage of the population begins withdrawing assets to convert their savings into income.

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

Critical Accounting Policies and Estimates

The accounting estimates described in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2024 are those we consider critical in preparing our unaudited Condensed Consolidated Financial Statements. There were no changes to the Company’s critical accounting policies or estimates during the nine months ended September 30, 2025. Management is required to make estimates and assumptions that can affect the reported amounts of assets and liabilities and disclosures with respect to contingent assets and liabilities at the date of the unaudited Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates. See Note A - Basis of Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional description of certain significant accounting policies that have been followed in preparing our unaudited Condensed Consolidated Financial Statements.

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

On December 1, 2022, FNF distributed, on a pro rata basis, approximately 15% of the common stock of F&G. The purpose of the distribution was to enhance and more fully recognize the overall market value of each company. FNF retains control of F&G through ownership of approximately 82% of F&G common stock as of September 30, 2025.

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

Results of Operations
The results of operations for the three and nine months ended September 30, 2025 and September 30, 2024 were as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Revenues
Life insurance premiums and other fees	$711	$506	$1,808	$1,711
Interest and investment income	748	712	2,096	2,012
Owned distribution revenues	24	20	63	61
Recognized gains and (losses), net	211	206	(1)	401
Total revenues	1,694	1,444	3,966	4,185
Benefits and expenses
Benefits and other changes in policy reserves	1,181	1,095	2,698	2,864
Market risk benefit (gains) losses	43	71	148	80
Depreciation and amortization	180	147	491	417
Personnel costs	79	80	223	215
Other operating expenses	38	45	121	149
Interest expense	42	36	123	94
Total benefits and expenses	1,563	1,474	3,804	3,819

Earnings (loss) before income taxes	131	(30)	162	366
Income tax expense (benefit)	11	(25)	21	51
Net earnings (loss)	120	(5)	141	315
Less: Non-controlling interests	2	1	4	3
Net earnings (loss) attributable to F&G	118	(6)	137	312
Less: Preferred stock dividend	4	4	13	13
Net earnings (loss) attributable to F&G common shareholders	$114	$(10)	$124	$299

The following table summarizes sales by product type (in millions) (see “Non-GAAP Financial Measures”):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Indexed annuities ("FIA/RILA")	$1,665	$1,847	$4,827	$4,932
IUL	41	39	137	125
PRT	538	337	1,294	1,259
Subtotal: Core sales	2,244	2,223	6,258	6,316
Fixed rate annuities ("MYGA")	969	1,655	3,438	4,457
Funding agreements ("FABN/FHLB")	1,025	—	1,550	1,020
Subtotal: Opportunistic sales	1,994	1,655	4,988	5,477
Gross sales	4,238	3,878	11,246	11,793
Sales attributable to flow reinsurance to third parties	(1,438)	(1,492)	(3,521)	(3,660)
Net sales	$2,800	$2,386	$7,725	$8,133

•Gross sales were higher for the three months ended September 30, 2025, and lower for the nine months ended September 30, 2025, compared to the three and nine months ended September 30, 2024, respectively. Core sales of indexed annuities, IUL, and PRT were modestly higher for the three months ended September 30, 2025 and modestly lower for the nine months ended September 30, 2025. Opportunistic sales of MYGA and funding agreements are subject to fluctuation period to period based on economics and market opportunity; we continue to prioritize pricing discipline and capital allocation to the highest return opportunities.

•Sales attributable to flow reinsurance to third parties, including the new reinsurance vehicle effective August 1, 2025, were lower during the three and nine months ended September 30, 2025, compared to the three and nine months ended September 30, 2024, respectively, primarily reflecting the levels of MYGA sales during the respective periods.

Revenues

Life Insurance Premiums and Other Fees
Life insurance premiums and other fees primarily reflect premiums on life-contingent PRTs and traditional life insurance products, which are recognized as revenue when due from the policyholder, as well as policy rider fees primarily on indexed annuity policies, the cost of insurance on IUL policies and surrender charges assessed against policy withdrawals in excess of the policyholder's allowable penalty-free amounts (up to 10% of the prior year's value, subject to certain limitations). The following table summarizes the Life insurance premiums and other fees, on the unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2025 and September 30, 2024 (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Life-contingent pension risk transfer premiums	$536	$332	$1,279	$1,240
Traditional life insurance and life-contingent immediate annuity premiums	8	8	27	29
Surrender charges	70	82	196	195
Policyholder fees and other income	97	84	306	247
Life insurance premiums and other fees	$711	$506	$1,808	$1,711

•Life-contingent pension risk transfer premiums increased for the three and nine months ended September 30, 2025, compared to the three and nine months ended September 30, 2024, respectively, reflecting the timing of PRT transactions. PRT premiums are subject to fluctuation period to period.
•Surrender charges decreased for the three months ended September 30, 2025 and were relatively unchanged for the nine months ended September 30, 2025, compared to the three and nine months ended September 30, 2024, respectively. These charges primarily reflect withdrawals from policyholders with surrender charges and market value adjustments (“MVAs”), primarily on our indexed annuities policies, and are subject to changes in the interest rate environment.
•Policyholder fees and other income increased for the three and nine months ended September 30, 2025, compared to the three and nine months ended September 30, 2024, primarily reflecting increased cost of insurance charges, net of changes in unearned revenue liabilities (“URL”) on IUL policies from growth in business and higher guaranteed minimum withdrawal benefit (“GMWB”) rider fees. GMWB rider fees are based on the policyholder's benefit base and are collected at the end of the policy year. The increase for the nine months ended September 30, 2025 also includes a reinsurance true-up adjustment.

Interest and Investment Income

Below is a summary of interest and investment income (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Fixed maturity securities, available-for-sale	$586	$562	$1,686	$1,620
Equity securities	5	5	14	16
Preferred securities	3	5	10	18
Mortgage loans	97	69	266	200
Invested cash and short-term investments	18	53	83	115
Limited partnerships	91	83	205	234
Other investments	15	9	27	25
Gross investment income	815	786	2,291	2,228
Investment expense	(67)	(74)	(195)	(216)
Interest and investment income	$748	$712	$2,096	$2,012

Interest and investment income is shown net of amounts attributable to certain funds withheld reinsurance agreements which is passed along to the reinsurer in accordance with the terms of these agreements. Interest and investment income attributable to these agreements, and thus excluded from the totals in the table above, was $219 million and $592 million for the three and nine months ended September 30, 2025, respectively, and $181 million and $463 million for the three and nine months ended September 30, 2024, respectively.

Our AAUM and yield on AAUM are summarized as follows (annualized) (dollars in millions) (see “Non-GAAP Financial Measures”):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Annualized interest and investment income	$2,992	$2,848	$2,795	$2,683
AAUM	55,654	52,661	54,870	50,970
Yield on AAUM (at amortized cost)	5.38%	5.41%	5.09%	5.26%

•AAUM was higher for the three and nine months ended September 30, 2025, compared to the three and nine months ended September 30, 2024, reflecting net new business asset flows, stable inforce retention and, for the nine months ended September 30, 2025, net capital transaction proceeds.
•Interest and investment income was higher for the three months ended September 30, 2025, compared to the three and months ended September 30, 2024, primarily due to $42 million from invested asset growth and $12 million of all other rate and mix impacts, partially offset by $18 million of lower returns on alternative investments.
•Interest and investment income was higher for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily due to $154 million from invested asset growth and $23 million of all other rate and mix impacts, partially offset by $93 million of lower returns on alternative investments.

Owned Distribution Revenues

Below is a summary of owned distribution revenues (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Owned distribution revenues	$24	$20	$63	$61

•Owned distribution revenues represent commissions received by our majority owned distribution partners generated from third-party annuity and life insurance sales. Override and bonus commissions are recognized as revenue at the effective date of each policy sold under a contract. Owned distribution revenues were higher for the three months and nine months ended September 30, 2025, compared to the three and nine months ended September 30, 2024, primarily reflecting higher commission revenues for the respective periods.

Recognized Gains and (Losses), Net

Below is a summary of the major components included in recognized gains and (losses), net (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net realized and unrealized (losses) gains on fixed maturity available-for-sale securities, equity securities and other invested assets	$(10)	$14	$(37)	$99
Change in allowance for expected credit losses	1	(10)	(41)	(33)
Net realized and unrealized gains (losses) on certain derivatives instruments	277	377	232	515
Change in fair value of reinsurance related embedded derivatives	(60)	(178)	(162)	(186)
Change in fair value of other derivatives and embedded derivatives	3	3	7	6
Recognized gains and (losses), net	$211	$206	$(1)	$401
Recognized gains and (losses), net is shown net of amounts attributable to certain funds withheld reinsurance agreements which is passed along to the reinsurer in accordance with the terms of these agreements. Recognized gains and (losses) attributable to these agreements, and thus excluded from the totals in the table above, was $(77) million and $(176) million for the three and nine month periods ended September 30, 2025, and $(177) million and $(186) million for the three and nine month periods ended September 30, 2024, respectively.
•For the three months ended September 30, 2025, net realized and unrealized gains (losses) on fixed maturity available-for-sale securities, equity securities and other invested assets is primarily the result of net realized losses on fixed maturity available-for-sale securities.
•For the nine months ended September 30, 2025, net realized and unrealized gains (losses) on fixed maturity available-for-sale securities, equity securities and other invested assets is primarily the result of mark-to-market losses on our equity securities and net realized losses on fixed maturity available-for-sale securities.
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

The components of the realized and unrealized gains (losses) on certain derivative instruments hedging our indexed annuities, universal life products and floating rate investments are summarized in the table below (dollars in millions):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Equity options:
Realized (losses) gains	$(56)	$33	$(130)	$49
Change in unrealized gains	325	227	291	438
Futures contracts:
Gains on futures contracts expiration	6	1	16	15
Change in unrealized gains	6	6	10	3
Foreign currency swaps losses	—	—	(7)	—
Interest rate swaps (losses) gains	(5)	114	62	9
Other derivative investments:
Gains (losses) on other derivative investments	1	(4)	(10)	1
Total net change in fair value	$277	$377	$232	$515

Annual Point-to-Point Change in S&P 500 Index during the periods	8%	6%	16%	34%
Secured Overnight Financing Rates	4.24%	4.96%	4.24%	4.96%

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

The average index credits to policyholders are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Average Crediting Rate	4%	5%	4%	4%
S&P 500 Index:
Point-to-point strategy	5%	5%	5%	4%
Monthly average strategy	3%	4%	3%	3%
Monthly point-to-point strategy	1%	5%	2%	4%
3 year high water mark	17%	3%	12%	4%

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
Benefits and Expenses

Benefits and Other Changes in Policy Reserves

Below is a summary of the major components included in Benefits and other changes in policy reserves (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
PRT agreements	$561	$341	$1,331	$1,282
Indexed annuities/IUL market related liability movements	163	321	71	460
Index credits, interest credited and bonuses	474	427	1,314	1,108
Other changes in policy reserves	(17)	6	(18)	14
Benefits and other changes in policy reserves	$1,181	$1,095	$2,698	$2,864

•PRT agreements, primarily representing the change in reserves associated with PRT premiums during the periods, increased for the three and nine months ended September 30, 2025, compared to the three and nine months ended September 30, 2024, reflecting the timing of PRT transactions. PRT transactions are subject to fluctuation period to period.
•The indexed annuities/IUL market related liability movements during the three and nine months ended September 30, 2025 and September 30, 2024, respectively, are mainly driven by changes in the equity markets, non-performance spreads, and risk free rates during the respective periods. The change in risk free rates and non-performance spreads increased the direct indexed annuities market related liability by $92 million and $255 million during the three months ended September 30, 2025 and September 30, 2024, respectively. The change in risk free rates and non-performance spreads increased the direct indexed annuities market related liability by $175 million and $87 million during the nine months ended September 30, 2025 and September 30, 2024, respectively. The remaining changes in market value of the market related liability movements for all periods were primarily driven by equity market impacts. See “Revenues — Recognized gains and (losses), net” above for summary and discussion of net unrealized gains (losses) on certain derivative instruments.
•Annually, typically in the third quarter, we review assumptions associated with reserves for policy benefits and product guarantees.
◦During the three and nine months ended September 30, 2025 and September 30, 2024, based on policyholder behavior, experience and interest rate movements, we reflected updates to surrender assumptions for recent and expected near term policyholder behavior, as well as updated certain FIA assumptions used to calculate the fair value of the embedded derivative component within contractholder funds. These changes resulted in increases (decreases) in total benefits and other changes in policy reserves of approximately $(4) million and ($136) million for the three months ended September 30, 2025 and September 30, 2024, respectively, and $(30) million and ($79) million for the nine months ended September 30, 2025 and September 30, 2024, respectively.
•Index credits, interest credited and bonuses for the three and nine months ended September 30, 2025, were higher compared to the three and nine months ended September 30, 2024, primarily reflecting higher index credits and interest credited on indexed annuities and other policies as a result of market movement during the respective periods and higher interest credited associated with the growth in PRT agreements.

Market Risk Benefit (Gains) Losses

Below is a summary of market risk benefit (gains) losses (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Market risk benefit (gains) losses	$43	$71	$148	$80

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
•Changes in market risk benefit (gains) losses for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, primarily reflect favorable market related movements. Changes in market risk benefit (gains) losses for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily reflect unfavorable market related movements and unfavorable actual policyholder behavior as compared to expected.

Depreciation and Amortization

Below is a summary of the major components included in depreciation and amortization (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Amortization of DAC, VOBA and DSI	$150	$127	$424	$364
Amortization of other intangible assets and fixed asset depreciation	30	20	67	53
Depreciation and amortization	$180	$147	$491	$417

•DAC, VOBA and DSI are amortized on a constant level basis for the grouped contracts over the expected term of the related contracts to approximate straight-line amortization. Depreciation and amortization increased for the three and nine months ended September 30, 2025, compared to the three and nine months ended September 30, 2024, primarily reflecting increased DAC and DSI associated with the growth of the business. In addition, as a result of our annual actuarial assumption update process, amortization rates on some DAC and DSI balances increased primarily for indexed annuities. Amortization of VOBA also increased approximately $15 million for the nine months ended September 30, 2024 reflecting other actuarial model updates and refinements.

Personnel Costs and Other Operating Expenses
Below is a summary of personnel costs and other operating expenses (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Personnel costs	$79	$80	$223	$215
Other operating expenses	38	45	121	149
Total personnel costs and other operating expenses	$117	$125	$344	$364

•Personnel costs and other operating expenses were lower for the three and nine months ended September 30, 2025, compared to the three and nine months ended September 30, 2024, respectively, primarily reflecting costs in line with sales volumes and growth in assets, disciplined expense management, including one-time management actions taken in the second quarter and one-time transaction costs in the third quarter, along with continued investments in our operating platform.

Interest expense

Below is a summary of interest expense (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Interest expense	$42	$36	$123	$94

•Interest expense increased for the three and nine months ended September 30, 2025, as compared to the three and nine months ended September 30, 2024, primarily reflecting interest on the debt issuances in 2024 and January 2025, partially offset by the payoffs of the 5.50% Senior Notes in February 2025 and the revolving credit facility in 2024.
Other Items Affecting Net Earnings

Income Tax Expense (Benefit)

Below is a summary of the major components included in income tax expense (benefit) (dollars in millions):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Earnings (loss) before taxes	$131	$(30)	$162	$366

Income tax expense (benefit) before valuation allowance	21	(11)	25	63
Change in valuation allowance	(10)	(14)	(4)	(12)
Income tax expense (benefit)	$11	$(25)	$21	$51
Effective rate	8%	83%	13%	14%

•Income tax expense for the three months ended September 30, 2025 was $11 million, compared to income tax benefit of $25 million for the three months ended September 30, 2024. The effective tax rate was 8% and 83% for the three months ended September 30, 2025 and September 30, 2024, respectively. The increase in income tax expense period over period is primarily related to the increase in pre-tax income.

•Income tax expense for the nine months ended September 30, 2025 was $21 million, compared to income tax expense of $51 million for the nine months ended September 30, 2024. The effective tax rate was 13% and 14% for the nine months ended September 30, 2025 and September 30, 2024, respectively. The decrease in income tax expense period over period is primarily related to the decrease in pre-tax income.
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

Adjusted Net Earnings (See “—Non-GAAP Financial Measures”)

The table below shows the adjustments made to reconcile Net earnings (loss) attributable to common shareholders to Adjusted net earnings attributable to common shareholders (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net earnings (loss) attributable to F&G common shareholders	$114	$(10)	$124	$299
Non-GAAP adjustments:
Recognized (gains) and losses, net
Net realized and unrealized (gains) losses on fixed maturity available-for-sale securities, equity securities and other invested assets	10	(15)	37	(100)
Change in allowance for expected credit losses	(1)	10	40	32
Change in fair value of reinsurance related embedded derivatives	60	178	162	186
Change in fair value of other derivatives and embedded derivatives	(1)	(127)	(63)	(58)
Recognized (gains) losses, net	68	46	176	60
Market related liability adjustments	(37)	145	50	19
Purchase price amortization	29	22	62	63
Transaction costs, other and non-recurring items	6	—	15	(3)
Non-controlling interest	(2)	(3)	(6)	(8)
Income taxes adjustment	(13)	(44)	(62)	(27)
Adjusted net earnings attributable to common shareholders	$165	$156	$359	$403

The commentary below is intended to provide additional information on the significant income and expense items that help explain the trends in our adjusted net earnings for each time period, as we believe these items provide further clarity to the financial performance of the business.

•Adjusted net earnings of $165 million for the three months ended September 30, 2025 included income from $10 million tax valuation allowance benefit and $4 million of actuarial reserve release. Investment income from alternative investments was $67 million below management's long-term expected return of approximately 10%.

•Adjusted net earnings of $156 million for the three months ended September 30, 2024 included net expense from $17 million of actuarial assumption updates; partially offset by income from a $14 million tax valuation allowance benefit. Investment income from alternative investments was $41 million below management’s long-term expected return of approximately 10%.

•Adjusted net earnings of $359 million for the nine months ended September 30, 2025 included income from $16 million reinsurance true-up adjustment, $10 million tax valuation allowance benefit, and $4 million of actuarial reserve release. Investment income from alternative investments was $213 million below management’s long-term expected return of approximately 10%.

•Adjusted net earnings of $403 million for the nine months ended September 30, 2024 included expense from $33 million of actuarial model updates and refinements; partially offset by income from a $14 million tax valuation allowance benefit and $2 million of other income items. Investment income from alternative investments was $113 million below management’s long-term expected return of approximately 10%.

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

As of September 30, 2025 and December 31, 2024, the fair value of our investment portfolio was approximately $67 billion and $60 billion, respectively, and was divided among the following asset classes and sectors (dollars in millions):

	September 30, 2025		December 31, 2024
	Fair Value	Percent	Fair Value	Percent
Fixed maturity securities, available for sale:
United States Government full faith and credit	$422	1%	$158	—%
United States Government sponsored entities	180	—	95	—
United States municipalities, states and territories	1,374	2	1,346	2
Foreign Governments	238	—	186	—
Corporate securities:
Finance, insurance and real estate	9,116	14	8,611	14
Manufacturing, construction and mining	1,342	2	1,139	2
Utilities, energy and related sectors	3,519	5	2,971	5
Wholesale/retail trade	3,530	5	3,210	5
Services, media and other	4,913	7	4,547	8
Hybrid securities	582	1	581	1
Non-agency residential mortgage-backed securities	2,784	4	2,693	5
Commercial mortgage-backed securities (a)	5,342	8	5,131	9
Asset-backed securities ("ABS") (a)	7,476	11	10,270	17
Collateral loan obligations and loan backed-private obligations ("CLO") (a)	10,783	16	5,379	9
Total fixed maturity available for sale securities	51,601	76	46,317	77
Equity securities (b)	352	1	415	1
Limited partnerships:
Private equity	2,046	3	1,830	3
Real assets	783	1	437	1
Credit	1,631	3	1,021	2
Limited partnerships	4,460	7	3,288	6
Commercial mortgage loans	3,068	5	2,404	4
Residential mortgage loans	3,896	6	2,916	5
Other (primarily derivatives, company owned life insurance and unconsolidated owned distribution investments)	2,651	4	1,753	3
Short term investments	910	1	2,410	4
Total investments	$66,938	100%	$59,503	100%
(a)Balances at September 30, 2025, reflect classifications consistent with the NAIC Principles Based Bond Definition Project effective January 1, 2025.
(b)Includes investment grade non-redeemable preferred stocks ($204 million and $222 million at September 30, 2025 and December 31, 2024, respectively).

    Insurance statutes regulate the type of investments that our life insurance subsidiaries are permitted to make and limit the amount of funds that may be used for any one type of investment. In light of these statutes and regulations, and our business and investment strategy, we generally seek to invest in primarily high-grade fixed-

income assets across a wide range of sectors, including Corporate securities, U.S. Government and government-sponsored agency securities, and Structured securities, among others.

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

The following table summarizes the credit quality by NRSRO rating, or NAIC designation equivalent, of our fixed income portfolio (dollars in millions) at September 30, 2025 and December 31, 2024:

		September 30, 2025			December 31, 2024
NRSRO Rating	NAIC Designation	Amortized Cost	Fair Value	Fair Value Percent	Amortized Cost	Fair Value	Fair Value Percent
AAA/AA/A	1	$34,104	$32,582	63%	$31,258	$29,174	63%
BBB	2	17,379	16,680	33	16,254	15,082	33
BB	3	1,624	1,583	3	1,591	1,538	3
B	4	530	508	1	375	353	1
CCC	5	132	108	—	100	68	—
CC and lower	6	236	140	—	151	102	—
Total		$54,005	$51,601	100%	$49,729	$46,317	100%

Investment Concentrations

The tables below present the top ten structured security and industry categories of our fixed maturity and equity securities including the fair value and percent of total fixed maturity and equity securities fair value as of September 30, 2025 and December 31, 2024 (dollars in millions).

	September 30, 2025
Top 10 Concentrations	Fair Value	Percent of Total Fair Value
CLO (a)	$10,782	21%
ABS (a)	7,476	14
Commercial mortgage-backed securities	5,342	9
Diversified financial services	4,199	8
Whole loan collateralized mortgage obligation	2,765	5
Banking	2,017	4
Insurance	1,894	4
Municipal	1,374	3
Electric	1,374	3
Pipelines	895	2
Total	$38,118	73%
(a)Balances at September 30, 2025, reflect classifications consistent with the NAIC Principles Based Bond Definition Project effective January 1, 2025.

	December 31, 2024
Top 10 Concentrations	Fair Value	Percent of Total Fair Value
ABS	$10,270	22%
CLO	5,379	11
Commercial mortgage-backed securities	5,131	11
Diversified financial services	4,271	9
Whole loan collateralized mortgage obligation	2,635	6
Banking	1,988	4
Insurance	1,761	4
Municipal	1,363	3
Electric	1,229	3
Pharmaceuticals	738	1
Total	$34,765	74%

The amortized cost and fair value of fixed maturity available-for-sale (“AFS”) securities by contractual maturities as of September 30, 2025, (in millions) are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	September 30, 2025
	Amortized Cost	Fair Value
Corporate, Non-structured Hybrids, Municipal, Foreign and U.S. Government securities:
Due in one year or less	$542	$537
Due after one year through five years	4,110	4,140
Due after five years through ten years	5,153	5,161
Due after ten years	17,412	15,198
Subtotal	27,217	25,036
Other securities, which provide for periodic payments:
Asset-backed securities	18,340	18,259
Commercial-mortgage-backed securities	5,480	5,342
Residential mortgage-backed securities	2,968	2,964
Subtotal	26,788	26,565
Total fixed maturity available-for-sale securities	$54,005	$51,601

Non-Agency RMBS Exposure

Our investment in non-agency RMBS securities is predicated on the conservative and adequate cushion between purchase price and NAIC 1 rating, general lack of sensitivity to interest rates, positive convexity to prepayment rates and correlation between the price of the securities and the unfolding recovery of the housing market.

The fair value of our investments in subprime securities and Alternative-A (“Alt-A") RMBS securities were $3 million and $42 million as of September 30, 2025, respectively, and $29 million and $44 million as of December 31, 2024, respectively. As of September 30, 2025 and December 31, 2024, approximately 96% and 93%, respectively, of the subprime and Alt-A RMBS exposures were rated NAIC 2 or higher.

ABS and CLO Exposures

Our ABS exposures are largely diversified by underlying collateral and issuer type. Our CLO exposures are generally senior tranches of CLOs which have leveraged loans as their underlying collateral.

As of September 30, 2025, the CLO and ABS positions were trading at a net unrealized gain of $69 million and a net unrealized loss of $130 million, respectively. As of December 31, 2024, the CLO and ABS positions were trading at a net unrealized gain of $92 million and a net unrealized loss of $207 million, respectively.

The following table summarizes the credit quality by NRSRO rating, or NAIC designation equivalent, of our AFS ABS portfolio (dollars in millions) at September 30, 2025 and December 31, 2024. Balances at September 30, 2025 reflect classifications consistent with the NAIC Principles Based Bond Definition Project effective January 1, 2025.

		September 30, 2025		December 31, 2024
		Fair Value	Percent	Fair Value	Percent
NRSRO Rating	NAIC Designation
AAA/AA/A	1	$5,346	72%	$7,963	78%
BBB	2	1,891	25	1,633	16
BB	3	167	2	445	4
B	4	15	—	183	2
CCC	5	10	—	8	—
CC and lower	6	47	1	38	—
Total		$7,476	100%	$10,270	100%

The following table summarizes the credit quality by NRSRO rating, or NAIC designation equivalent, of our AFS CLO portfolio (dollars in millions) at September 30, 2025 and December 31, 2024. Balances at September 30, 2025 reflect classifications consistent with the NAIC Principles Based Bond Definition Project effective January 1, 2025.

		September 30, 2025		December 31, 2024
		Fair Value	Percent	Fair Value	Percent
NRSRO Rating	NAIC Designation
AAA/AA/A	1	$7,912	73%	$3,411	63%
BBB	2	1,749	16	1,396	26
BB	3	861	8	524	10
B	4	195	2	10	—
CCC	5	—	—	—	—
CC and lower	6	66	1	38	1
Total		$10,783	100%	$5,379	100%

Municipal Bond Exposure

The following table summarizes our municipal bond exposure as of September 30, 2025 and December 31, 2024 (in millions).

	September 30, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
General obligation bonds	$250	$215	$247	$205
Special revenue bonds	1,309	1,145	1,329	1,128
Certificate participations	16	14	16	13
Total	$1,575	$1,374	$1,592	$1,346

Across all municipal bonds, the largest issuer represented 4% and 5% respectively, of the category and less than 1% of the total portfolio for both September 30, 2025 and December 31, 2024, and is rated NAIC 1 as of September 30, 2025. Our focus within municipal bonds is on NAIC 1 rated instruments, with 98% and 97% respectively, of our municipal bond exposure rated NAIC 1 as of September 30, 2025 and December 31, 2024.

Mortgage Loans

Commercial Mortgage Loans

We diversify our commercial mortgage loans (“CMLs”) portfolio by geographic region and property type to attempt to reduce concentration risk. We continuously evaluate CMLs based on relevant current information to ensure properties are performing at a level to secure the related debt. Loan-to-value (“LTV”) and debt-service coverage (“DSC”) ratios are utilized to assess the risk and quality of CMLs. As of September 30, 2025 and December 31, 2024, our mortgage loans on real estate portfolio had a weighted average DSC ratio of 2.2 times and 2.3 times, respectively, and a weighted average LTV ratio of 57% for both periods.

We consider a CML delinquent when a loan payment is greater than 30 days past due. For mortgage loans that are determined to require foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell at the point of foreclosure. As of September 30, 2025 and December 31, 2024, we had one CML that was delinquent in principal or interest payments. We had no CMLs in the process of foreclosure as of September 30, 2025 and December 31, 2024. See Note C - Investments to the unaudited Condensed Consolidated Financial Statements included in this report for additional information on our CMLs, including our distribution by property type, geographic region, LTV and DSC ratios.

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

Unrealized Losses

The amortized cost and fair value of the fixed maturity securities and the equity securities that were in an unrealized loss position as of September 30, 2025 and December 31, 2024, were as follows (dollars in millions):

	September 30, 2025
	Number of Securities	Amortized Cost	Allowance for Expected Credit Losses	Unrealized Losses	Fair Value
Fixed maturity securities, available for sale:
United States Government full faith and credit	16	$196	$—	$(1)	$195
United States Government sponsored agencies	49	31	—	(2)	29
United States municipalities, states and territories	158	1,382	—	(207)	1,175
Foreign Governments	37	164	—	(34)	130
Corporate securities:
Finance, insurance and real estate	744	4,515	—	(519)	3,996
Manufacturing, construction and mining	181	976	—	(120)	856
Utilities, energy and related sectors	501	2,554	—	(450)	2,104
Wholesale/retail trade	573	2,353	—	(415)	1,938
Services, media and other	633	3,736	—	(740)	2,996
Hybrid securities	34	429	—	(19)	410
Non-agency residential mortgage-backed securities	185	626	(1)	(69)	556
Commercial mortgage-backed securities	262	1,846	(55)	(149)	1,642
Asset-backed securities	451	4,282	(20)	(258)	4,004
Total fixed maturity available for sale securities	3,824	23,090	(76)	(2,983)	20,031
Equity securities	22	300	—	(80)	220
Total investments	3,846	$23,390	$(76)	$(3,063)	$20,251

	December 31, 2024
	Number of Securities	Amortized Cost	Allowance for Expected Credit Losses	Unrealized Losses	Fair Value
Fixed maturity securities, available for sale:
United States Government full faith and credit	29	$106	$—	$(3)	$103
United States Government sponsored agencies	64	92	—	(4)	88
United States municipalities, states and territories	176	1,476	—	(249)	1,227
Foreign Governments	43	224	—	(45)	179
Corporate securities:
Finance, insurance and real estate	840	6,596	—	(728)	5,868
Manufacturing, construction and mining	156	1,173	—	(161)	1,012
Utilities, energy and related sectors	477	3,000	—	(542)	2,458
Wholesale/retail trade	523	3,111	—	(497)	2,614
Services, media and other	640	4,679	—	(874)	3,805
Hybrid securities	31	515	—	(29)	486
Non-agency residential mortgage-backed securities	314	1,370	—	(101)	1,269
Commercial mortgage-backed securities	344	2,552	(41)	(200)	2,311
Asset-backed securities	355	4,148	(11)	(317)	3,820
Total fixed maturity available for sale securities	3,992	29,042	(52)	(3,750)	25,240
Equity securities	31	363	—	(87)	276
Total investments	4,023	$29,405	$(52)	$(3,837)	$25,516

The gross unrealized loss position on the fixed maturity available-for-sale fixed and equity portfolio was $3,063 million and $3,837 million as of September 30, 2025 and December 31, 2024, respectively. Most components of the portfolio exhibited price appreciation caused primarily by lower treasury rates. The total amortized cost of all securities in an unrealized loss position was $23,390 million and $29,405 million as of September 30, 2025 and December 31, 2024, respectively. The average market value/book value of the investment category with the largest unrealized loss position was 80% and 81% for services, media and other as of September 30, 2025 and December 31, 2024, respectively. In the aggregate, services, media and other represented 24% and 23% of the total unrealized loss position for September 30, 2025 and December 31, 2024, respectively.

The amortized cost and fair value of fixed maturity available for sale securities under watch list analysis and the number of months in a loss position with investment grade securities (NRSRO rating of BBB/Baa or higher) as of September 30, 2025 and December 31, 2024, were as follows (dollars in millions):

	September 30, 2025
	Number of Securities	Amortized Cost	Fair Value	Allowance for Credit Loss	Gross Unrealized Losses
Investment grade:
Less than six months	—	$—	$—	$—	$—
Six months or more and less than twelve months	—	—	—	—	—
Twelve months or greater	72	1,074	706	—	(368)
Total investment grade	72	1,074	706	—	(368)

Below investment grade:
Less than six months	1	24	5	(19)	—
Six months or more and less than twelve months	1	18	18	—	—
Twelve months or greater	6	108	86	—	(22)
Total below investment grade	8	150	109	(19)	(22)
Total	80	$1,224	$815	$(19)	$(390)

	December 31, 2024
	Number of Securities	Amortized Cost	Fair Value	Allowance for Credit Loss	Gross Unrealized Losses
Investment grade:
Less than six months	8	$54	$52	$—	$(2)
Six months or more and less than twelve months	—	—	—	—	—
Twelve months or greater	107	1,443	959	—	(484)
Total investment grade	115	1,497	1,011	—	(486)

Below investment grade:
Less than six months	—	—	—	—	—
Six months or more and less than twelve months	—	—	—	—	—
Twelve months or greater	5	82	51	—	(31)
Total below investment grade	5	82	51	—	(31)
Total	120	$1,579	$1,062	$—	$(517)

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

There were 78 and 45 structured securities with a fair value of $156 million and $146 million to which we had potential credit exposure as of September 30, 2025 and December 31, 2024, respectively. Our analysis of these structured securities, which included cash flow testing, resulted in allowances for expected credit losses of $77 million and $62 million as of September 30, 2025 and December 31, 2024, respectively.

Exposure to Sovereign Debt and Certain Other Exposures

Our investment portfolio had an immaterial amount of direct exposure to European sovereign debt as of September 30, 2025 and December 31, 2024, respectively. We have no exposure to investments in Russia or Ukraine and de minimis investments in peripheral countries in the region.

Interest and Investment Income

For discussion regarding our interest and investment income and recognized gains and (losses), net, refer to Note C - Investments to the unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

AFS Securities

For additional information regarding our AFS securities, including the amortized cost, gross unrealized gains (losses), and fair value as well as the amortized cost and fair value of fixed maturity AFS securities by contractual maturities, as of September 30, 2025 and December 31, 2024, refer to Note C - Investments to the unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

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

Liquidity and Capital Resources

Liquidity refers to the ability of an enterprise to generate adequate amounts of cash from its normal operations to meet cash requirements with a prudent margin of safety. Our principal sources of cash flow from operating activities are annuity considerations, insurance premiums, and fees and investment income. We also generate cash inflows from investing activities resulting from maturities and sales of invested assets and from financing activities including inflows on our investment-type products, proceeds from borrowing activities and issuances of common and preferred stock. Our operating activities provided cash of $3,513 million and $4,679 million for the nine months ended September 30, 2025 and September 30, 2024, respectively. When considering our liquidity and cash flow, it is important to distinguish between the needs of our insurance subsidiaries and the needs of the holding company, F&G Annuities & Life, Inc. As a holding company with no operations of its own, F&G Annuities & Life, Inc. derives its cash primarily from its insurance subsidiaries and CF Bermuda Holdings Ltd. (“CF Bermuda”), a Bermuda exempted limited liability company and a wholly owned direct subsidiary of the Company, a downstream holding company that provides additional sources of liquidity. Dividends from our insurance subsidiaries flow through CF Bermuda to F&G Annuities & Life, Inc. F&G Cayman Re, a licensed class D insurer in the Cayman Islands and a wholly owned direct subsidiary of the Company, could also provide dividends directly to F&G Annuities & Life, Inc.

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

Cash Requirements. Our current cash requirements include personnel costs, operating expenses, benefit payments, funding agreement payments, taxes, payments of interest and principal on our debt, capital expenditures, business acquisitions, stock repurchases and dividends on our common stock. During the first nine months of 2025, we paid common and preferred dividends of approximately $98 million. During the first nine months of 2024, we paid common dividends and preferred dividends of approximately $88 million.

On November 6, 2025, our Board of Directors declared a quarterly cash dividend of $0.8594 per share of FNF preferred stock for the period from October 15, 2025 to and excluding January 15, 2026, to be payable on January 15, 2026, to FNF preferred stock record holders on January 1, 2026. On November 6, 2025, our Board of Directors also declared a quarterly cash dividend of $0.25 per share of F&G common stock, payable on December 31, 2025, to F&G common shareholders of record as of December 17, 2025.

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

There were no purchases of stock pursuant to our stock repurchase program during the nine months ended September 30, 2025. At September 30, 2025, the total remaining authorization of F&G common stock that may be repurchased was approximately $32 million.

As of September 30, 2025 and December 31, 2024, we had Cash and cash equivalents of $2,189 million and $2,264 million, respectively, short term investments of $910 million and $2,410 million, respectively. As of September 30, 2025 we had $750 million of remaining capacity under our revolving credit facility and $200 million of capacity under our revolving credit facility with FNF (the “FNF Credit Facility”). Refer to Financing Arrangements below and Note L - Notes Payable of the unaudited Condensed Consolidated Financial Statements in Part I - Item 1 of this Quarterly Report on Form 10-Q for further information regarding our borrowings.

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

Dividend and Other Distribution Payment Limitations

The insurance laws of Iowa and New York regulate the amount of dividends that may be paid in any year by FGL Insurance and FGL NY Insurance, respectively. For the nine months ended September 30, 2025, FGL Insurance did not pay dividends to its parent, Fidelity & Guaranty Life Holdings, Inc. (“FGLH”). FGL Insurance’s maximum ordinary dividend capacity for 2025 is $0. FGL NY Insurance has historically not paid dividends. Under the laws of the State of Vermont, Raven Re and Corbeau Re cannot pay dividends out of, or other distribution with respect to, capital or surplus, without prior approval. Likewise, the insurance laws of Bermuda limit the maximum amount of annual dividends and distributions that may be paid or distributed by F&G Life Re without prior regulatory approval and those of the Cayman Islands require that, among other things, F&G Cayman Re maintain minimum levels of statutory capital, surplus and liquidity, meet solvency standards, submit to periodic examinations of its financial condition and restrict payments of dividends and reductions of capital. Please refer to Note O - Insurance Subsidiary Financial Information and Regulatory Matters included in Part I - Item I of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2024 for additional details on risk-based capital, statutory capital and dividend and other distribution payment limitations.

Cash Flow from our Operations

Cash flow from our operations will be used for general corporate purposes including to reinvest in operations, repay debt, pay dividends, repurchase stock, pursue other strategic initiatives and/or conserve cash.

Operating Cash Flow. Our cash flows provided by operations for the nine months ended September 30, 2025 and September 30, 2024, were $3,513 million and $4,679 million, respectively. Cash provided by operations for the nine months ended September 30, 2025 and September 30, 2024 included approximately $900 million and $954 million of net cash received for PRT transactions, respectively, included in the change in future policy benefits.

Investing Cash Flows. Our cash used in investing activities for the nine months ended September 30, 2025 and September 30, 2024, were $6,142 million and, $5,145 million, respectively, primarily reflecting net purchases of investments. Cash used in investing activities for the nine months ended September 30, 2024 also included net cash outflows of $482 million for the Roar and PALH acquisitions.

Financing Cash Flows. Our cash flows provided by financing activities for the nine months ended September 30, 2025 and September 30, 2024, were $2,554 million and $2,442 million, respectively and reflected higher net contractholder deposits in 2025, as compared to 2024. Contractholder account deposits and withdrawals for the nine months ended September 30, 2025 included FABN issuances of approximately $1,150 million, as compared to $600 million of FABN issuances for the nine months ended September 30, 2024. In addition, cash provided by financing activities for the nine months ended September 30, 2025 included borrowing proceeds of $375 million, and proceeds of $269 million from the issuance of F&G Common Stock, all discussed above, partially offset by the $300 million redemption of the 5.50% F&G Senior Notes and dividend payments of approximately $98 million. Cash provided by financing activities for the nine months ended September 30, 2024 included borrowing proceeds of $550 million, a portion of which were used to finance a $250 million cash tender offer of the 5.50% Senior Notes, and proceeds of $250 million from the issuance of the FNF Preferred Stock.

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

We have unfunded commitments as of September 30, 2025 based upon the timing of when investments and agreements are executed or signed compared to when the actual commitments are funded or closed. Some investments require that funding occur over a period of months or years. Please refer to Note C - Investments and Note N - Commitments and Contingencies to the unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional details on unfunded commitments.

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

Our borrowing capacity under these credit facilities does not have an expiration date as long as we maintain a satisfactory level of creditworthiness based on the FHLB’s credit assessment. As of September 30, 2025 and December 31, 2024, we had $2,673 million and $2,852 million, respectively, in FHLB non-putable funding agreements included under contractholder funds on our unaudited Condensed Consolidated Balance Sheets. As of September 30, 2025 and December 31, 2024, we had assets with a fair value of approximately $4,475 million and $4,289 million, respectively, which collateralized the FHLB funding agreements. Assets pledged to the FHLB are primarily included in fixed maturities, AFS, on our unaudited Condensed Consolidated Balance Sheets.

Collateral-Derivative Contracts. Under the terms of our ISDA agreements, we may receive from, or deliver to, counterparties collateral to assure that all terms of the ISDA agreements will be met with regard to the Credit Support Annex (“CSA”). The terms of the CSA call for us to pay interest on any cash received equal to the federal funds rate. As of September 30, 2025 and December 31, 2024 counterparties posted collateral of $1,158 million and $771 million, respectively, of which $823 million and $679 million, respectively, is included in Cash and cash equivalents with an associated payable for this collateral included in Accounts payable and accrued liabilities on the unaudited Condensed Consolidated Balance Sheets. The remaining collateral represents securities collateral received that is not reported on the unaudited Condensed Consolidated Balance Sheets. Collateral requirements are monitored on a daily basis and incorporate changes in market values of both the derivatives contract as well as the collateral pledged. Market value fluctuations are due to changes in interest rates, spreads and other risk factors.

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

	Nine months ended	Year ended
	September 30, 2025	December 31, 2024
Summarized Statement of Operations:
Total revenues	$11	$77
Total expenses	136	124
Income tax benefit	(7)	(3)
Net income (loss)	$(118)	$(44)

Summarized Balance Sheet:	September 30, 2025	December 31, 2024
Investments	$407	$334
Cash and cash equivalents	117	272
Goodwill	1,725	1,725
Due from non-guarantor affiliates	97	77
Other assets	38	42
Total assets	$2,384	$2,450

Notes payable	$2,236	$2,171
Other liabilities	162	167
Total liabilities	$2,398	$2,338

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

During the nine months ended September 30, 2025, there were no material changes to our market risk exposures from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, except as described below.

Interest Rate Risk

An increase in the levels of interest rates of 100 basis points, with all other variables held constant, would result in a decrease in the fair value of our fixed maturity securities and certain investments in preferred securities of approximately $2.9 billion, a net decrease in the fair value of interest rate swaps of approximately $0.1 billion and a net decrease in the combined fair value of embedded derivatives and MRBs of approximately $0.7 billion at September 30, 2025. In addition, a 100 basis points shift in interest rates for our floating rate debt and funding agreements will increase or decrease floating expense by approximately $25 million per year. As noted in our Annual Report on Form 10-K for the year ended December 31, 2024, the impact to net earnings related to the interest rate swaps, floating rate notes payable and funding agreements will be significantly offset by corresponding changes in investment income associated with our floating rate investments.

Equity Price Risk

At September 30, 2025, a 10% decrease in market prices, with all other variables held constant, would result in a net decrease in the fair value of our equity securities portfolio of approximately $35 million.

Foreign Currency Exchange Rate Risk
Our fair value exposure to fluctuations in foreign currency exchange rates against the U.S. dollar results from our holdings in non-U.S. dollar denominated fixed maturity securities and an investment in an unconsolidated affiliate. The principal currencies that create foreign currency exchange rate risk in our investment portfolio are the Euro and the British pound. We use various derivative instruments to hedge substantially all of our foreign currency exposure such that sensitivity to changes in foreign currencies is minimal.

Credit Risk and Counterparty Risk

See Note D - Derivative Financial Instruments in the unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information regarding our exposure to credit loss for derivatives.

In the normal course of business, certain reinsurance recoverables are subject to reviews by the reinsurers. We are not aware of any material disputes arising from these reviews or other communications with the counterparties as of September 30, 2025 that would require an increase to the allowance for credit losses. For information on concentrations of reinsurance risk, refer to Note E - Reinsurance in the unaudited Condensed Consolidated Financial Statements included in Part I - Item 1 of this Quarterly Report on Form 10-Q.

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

Concentrations of Financial Instruments

Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations - Investment Portfolio - Investment Concentrations included in Item 2 of Part I of this Quarterly Report on Form 10-Q regarding the top ten investment concentrations of our fixed maturity and equity securities including the fair value and percent of total fixed maturity and equity securities fair value as of September 30, 2025 and December 31, 2024.

Refer to Note C - Investments in the unaudited Condensed Consolidated Financial Statements included in Part I - Item 1 of this Quarterly Report on Form 10-Q for our underlying investment concentrations that exceed 10% of shareholders equity as of September 30, 2025.

.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation was performed under the supervision and with participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of September 30, 2025, the Company’s disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the three and nine months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

In 2023, F&G’s Board of Directors approved a new three-year stock repurchase program under which the Company may repurchase up to $50 million of F&G common stock. The Company believes the share repurchase program is an efficient means of returning cash to shareholders when we consider the shares to be undervalued. Purchases may be made from time to time by the Company in the open market at prevailing market prices or through privately negotiated transactions or accelerated share repurchase transactions through November 6, 2026. All purchases are currently planned to be held as Treasury Stock. The extent to which the Company repurchases its shares, and the timing of such purchases, will depend upon a variety of factors, including market conditions, regulatory requirements and other considerations, as determined by the Company. There were no repurchases of shares pursuant to the stock repurchase program for the three months ended September 30, 2025. At September 30, 2025, the total remaining authorization of F&G common stock that may be repurchased was approximately $32 million.

There were no unregistered sales of equity securities sold during the period covered by this Quarterly Report on Form 10-Q that were not previously included in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information

During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The following is a list of exhibits filed or incorporated by reference as a part of this Quarterly Report on Form 10-Q.

10.1
Amendment No. 1 to Employment Agreement between Fidelity & Guaranty Annuities & Life, Inc. and Conor Murphy, dated August 6, 2025 (incorporated by reference to Exhibit No. 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on August 8, 2025).

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

F&G Annuities & Life, Inc. (Registrant)

Date:	November 10, 2025	By:	/s/ Conor Murphy
Conor Murphy
President and Chief Financial Officer
(on behalf of the Registrant and as Principal Financial Officer)