Form 10-K
period 2025-12-31
F&G Annuities & Life, Inc.
filed 2026-02-26
CIK 1934850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025

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

The aggregate market value of the shares of F&G common stock held by non-affiliates of the registrant as of June 30, 2025 was $667,849,667 based on the closing price of $31.98 as reported by The New York Stock Exchange.

The registrant had outstanding 135,610,118 shares of common stock as of January 31, 2026.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed in connection with the Annual Meeting of Shareholders, which will be filed no later than 120 days after December 31, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
•Our investments are subject to geopolitical risk. The geopolitical events such as the on-going conflicts in Russia, Ukraine and the Middle East may adversely affect our business, financial condition, results of operations and cash flows.
•Changes in trade policies, tariffs, or global economic conditions could materially affect our business and financial results.
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
•Risks associated with a shutdown of the United States Government.
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
•Changes to regulations under ERISA could adversely affect the Company by increasing the Company’s regulatory and compliance burden.
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

Part I
Item 1. Business

Overview

Founded in 1959, F&G is a leading provider of insurance solutions serving retail annuity and life customers as well as institutional clients. Our mission is to help people turn their aspirations into reality. As of December 31, 2025, F&G has approximately 778,000 policyholders who count on the safety and protection of our fixed annuity and life insurance products. We also serve approximately 145,000 plan participants who will receive their pension payments from F&G through our pension risk transfer solutions.

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

On June 1, 2020, F&G was acquired by Fidelity National Financial, Inc. (“FNF”). We have benefited from financial strength ratings upgrades since the acquisition; S&P and Fitch upgraded to A- in June 2020, Moody’s upgraded to A3 in July 2023, and A.M. Best upgraded to A in January 2024. These upgrades are valued by our distribution partners and positioned us to quickly expand our business in our existing channels and gain access to new markets. Gross sales increased from $4.5 billion for the full year 2020 to $14.6 billion in 2025. With our success in expanding distribution under FNF’s ownership, we have grown assets under management (“AUM”) from $26.5 billion at the time of acquisition to $57.6 billion as of December 31, 2025. We now operate in and source significant premiums from three distinct retail channels and two institutional markets versus a single channel prior to the acquisition by FNF in June 2020. For a discussion of the five distinct channels, see “We Play in Large and Growing Markets” and “Our Retail Distribution Channels” within this section of the Annual Report on Form 10-K.

We believe the strength of our balance sheet provides confidence to our policyholders and business partners and positions us for continued growth. Our investment portfolio is diversified, well positioned and high quality. As of December 31, 2025, 96% of our fixed maturity securities were rated under criteria of the NAIC as NAIC 1 or NAIC 2, the two highest credit rating designations of the NAIC. These assets are managed against what we believe to be prudently underwritten liabilities. We have inforce liabilities of $56.8 billion at December 31, 2025, with a liability duration of approximately 5 years, well matched to our assets. For the year ended December 31, 2025, net earnings attributable to F&G totaled $265 million, we produced adjusted net earnings attributable to F&G common shareholders of $482 million, and we had an adjusted return on assets attributable to F&G common shareholders (“ROA”) of 87 basis points. Adjusted net earnings attributable to F&G common shareholders for the year ended December 31, 2025 included income from a $16 million reinsurance true-up adjustment, $10 million tax valuation allowance benefit, and $4 million of actuarial reserve release. Investment income from alternative investments was $278 million below management’s long-term expected return of approximately 10%.

We are uniquely positioned in the industry with a profitable and growing $56.8 billion inforce block. We generate spread-based earnings from fixed annuities and pension risk transfer and we have multiple sources of fee-based earnings with the reinsurance sidecar vehicle launched in August 2025 alongside our flow reinsurance, middle market life insurance and well performing owned distribution portfolio. As our business grows, we are becoming a more fee-based, higher margin and capital light business, leveraging our position as one of the industry’s largest sellers of annuities and life insurance. We are balancing this with continuing to grow our spread-based business, prioritizing pricing discipline and allocating capital to the highest return opportunities.

As of December 31, 2025, we had $4.8 billion of total F&G equity and $6.0 billion of total F&G common shareholders’ equity excluding accumulated other comprehensive income (loss) (“AOCI”). FGL Insurance’s estimated U.S. RBC ratio was approximately 430% as of December 31, 2025, as compared to 410% and 451% as of December 31, 2024 and December 31, 2023, respectively. FGL Insurance expects to maintain its U.S. risk-based capital (“RBC”) ratio at or above our target of 400%.

F&G Dividend Distributions

On December 1, 2022, FNF distributed, on a pro rata basis, approximately 15% of the common stock of F&G (the “separation and distribution”). The purpose of the separation and distribution was to enhance and more fully recognize the overall market value of each company.

Additionally, on December 31, 2025, FNF distributed, on a pro rata basis, approximately 12% of the outstanding shares of F&G common stock. Following the distribution, FNF retained approximately 70% ownership of F&G and the public float of F&G increased to approximately 30%.

For additional information about risks to F&G related to our status as a subsidiary of FNF, please see “Risk Factors - Risks Related to the Separation and Distribution and our Status as a subsidiary of FNF.”

Our Strategy

Through a diversified growth strategy, F&G has delivered a compound annual growth rate in AUM of 17% for the six-year period 2019 to 2025 and, more recently, an annual increase in AUM of 7% as of December 31, 2025 compared to the year ended December 31, 2024. Since 2019, we have expanded our business in our traditional channel and entered new markets.
Leveraging our position as one of the industry’s largest sellers of annuities and life insurance, F&G is transforming into a more fee-based, higher margin and less capital-intensive business, balanced with disciplined growth in our spread-based business, prioritizing pricing discipline and allocating capital to the highest return opportunities. Through our strategic focus, we have made significant progress toward our medium term financial targets laid out at our October 2023 Investor Day to grow assets and expand returns. Our strategy is underpinned by the following key areas of focus:
•Targeting large, growing markets. As a nationwide leader, F&G is strategically positioned within large, growing markets, benefiting from powerful demographic trends that are fueling sustainable demand for guaranteed income solutions. Our disciplined focus on core products – including indexed annuities, middle market life insurance, and pension risk transfer – will continue to drive AUM growth with attractive and stable liabilities. The market for our core annuity products is substantial, driven by increasing demand for safety and certainty in retirement planning. Our life insurance products strategically target the underserved middle market, offering solutions tailored to diverse cultural communities. And as corporations continue to de-risk their pension funds, our pension risk transfer solutions provide guaranteed lifetime benefits to pension-holders. Finally, our funding agreements continue to generate strong interest from institutional investors.
•Evolved ecosystem and sustainable advantage. Our business model gives us a sustainable competitive advantage. Our evolved ecosystem is built on expanding relationships with key long-term distribution partners, a differentiated asset management approach powered by Blackstone's best-in-class asset origination with a proven track record and complemented by other asset managers, and strategic relationships with reinsurers that provide efficient access to substantial external capital.
•Proven track record; well positioned for steady earnings growth and capital flexibility. We have successfully executed on our diversified growth strategy, maintained a strong capital position and made significant progress toward our 2023 Investor Day targets. We are positioned to deliver steady earnings growth aligned to pricing over the long term, significant scale benefit and an increasing mix of more stable, predictable and less capital intensive fee-based sources of earnings.
•Strategic shift to fee-based, less capital intensive for enhanced returns. F&G is rapidly transforming into a more fee-based, higher margin and less capital intensive business. Increased earnings contributions from fee-based flow reinsurance, middle market life insurance and owned distribution strategies, coupled with disciplined growth in our spread-based products, are expected to generate higher returns over time.

Our Competitive Advantages

Our business model is strong and positions us to capitalize on the growth prospects in our addressable markets.
•Trusted by distributors. We have long-standing relationships with a broad range of distributors representing nearly 187,000 independent agents and financial advisors, and built on our reputation for transparency and a consistently competitive product portfolio. We offer fixed annuities and life insurance products through a network of approximately 26 leading banks and broker-dealers and approximately 300 Independent Marketing Organizations (“IMO”) that provide back-office support for thousands of independent insurance agents.
•Winning in high-growth markets. The U.S. retirement and middle markets are growing, and we are both well-established and well-positioned for continued growth. Our strategic alignment with our distribution partners allows us to reach a diverse, growing and underserved middle market demographic in both our retail and institutional channels.
•Differentiated asset management approach. We have a differentiated asset management approach powered by Blackstone's best-in-class asset origination with a proven track record and complemented by other asset managers. Our liability profile and risk appetite drives our investment strategy. F&G’s investment and risk offices set strategic asset allocation and risk limits. Blackstone is responsible for idea generation and security selection. Blackstone’s capabilities expand our investment universe to new asset classes and their origination capabilities provide incremental spread. Our high quality, diversified investment portfolio is well positioned to withstand macroeconomic headwinds and continues to perform well. We have enhanced the return while improving the credit quality of our portfolio, and credit related impairments remain low, averaging 6 basis points over the past 5 years, below our pricing assumptions.
•Clean and profitable inforce book. As a life insurer, we generate spread earnings based on our assets under management and over the lifetime of the liabilities in place. Our disciplined new business underwriting process provides us with stable liabilities, primarily in products that reset annually, which has allowed us to achieve consistently attractive lifetime returns. Approximately 93% of our $36.1 billion indexed annuities and fixed rate annuities account value are surrender-charge protected and our asset and liability cash flows are well matched. Additionally, our funding agreements, pension risk transfer and immediate annuities are non-surrenderable.
•Track record of attracting top talent. F&G’s management team and over 1,100 employees have a record of long-term success and have delivered impressive results in the last few years. Our commitment to our cultural values is the cornerstone of our success, whereby F&G is a company of individuals who believe in the power of partnerships, encourage innovation and creativity, and are transparent about decisions while delivering on their commitments. This is borne out by consistently being recognized as an employer of choice as well as an involuntary turnover rate that is well below that of other financial services companies. We believe our flexible, employee-centric work approach positions us as an employer of choice.
•Clear governance structure. We have a disciplined approach for considering new lines of business to enter, the appropriate product/channel mix for achieving our targeted new business profitability, and the management of our capital and inforce liabilities. Further, we target and pursue opportunities that leverage our strengths.

We Play in Large and Growing Markets

We serve a market with very attractive demographic tailwinds as more than 11,000 Americans are turning 65 every day according to the U.S. Census Bureau. Demand for our fixed annuity products continues to grow as people plan for a retirement that could last approximately 30 years and are seeking solutions that can withstand market volatility. Both retirees and advisors are turning to fixed annuities for simplicity, relatively higher interest rates, guaranteed tax deferred growth and principal protection, as an alternative to the traditional 60/40 investment portfolio.

The U.S. retirement market opportunity is vast and includes $5.8 trillion of mutual fund 401(k) assets, $800 billion of U.S. consumer savings and the $447 billion retail life and annuities market. While insured products are designed to effectively serve the needs of retirees, annuities and life insurance solutions continue to be underutilized. We believe middle market consumers, in particular, lack the guidance they need and want and can benefit greatly from insurance solutions.

Retail. Until recently, F&G distributed our flagship annuity and life insurance products solely through our longstanding IMO relationships. In mid-2020, we expanded into the bank and broker-dealer channels to broaden our reach and capture share of the personal savings and CDs markets. Our entry into these channels was successful, resulting in $19.9 billion of cumulative new business since the launch in 2020 to year-end 2025. Annuity sales through the bank and broker-dealer channels were $3.8 billion and $5 billion for the years ended December 31, 2025 and 2024, respectively. The approximate 26 banks and broker-dealers we work with account for 36% of all annuity sales. In these retail markets F&G ranks: (i) 5th and 10th in FIA sales in the IMO and bank channels and 6th in FIA industry sales; (ii) 9th and 7th in MYGA sales in the broker-dealer and bank channels and 11th in MYGA industry sales; and (iii) 5th in IUL sales in the IMO channel, 8th in the number of IUL policies sold and 7th in IUL industry sales, in each case, for the year to date as of September 30, 2025, as sourced from Wink’s Sales and Market Report.

We successfully expanded into new retail channels and diversified our annuity distribution, while continuing to leverage our traditional IMO channel. Our IMO channel sales were $6.9 billion and $7.0 billion for the years ended December 31, 2025 and December 31, 2024, respectively.

We continue to invest in our life insurance business, focusing our approach to meet the needs of the underserved middle market which we reach largely through Network Marketing Groups (“NMGs”). The middle market segment was the largest in 2025, at 45% of households. NMGs are unique and growing, recruiting members of diverse communities for careers in insurance and penetrating cultural segments. NMGs have proven to be one of our most cost-efficient distribution channels, in large part because they tend to work with a smaller number of strategic product providers. This has allowed us to build deep and lasting relationships with both the NMGs and the agents. Since 2019, largely due to our NMG strategy, F&G’s IUL sales growth has far outpaced the industry, with a three-year combined annual growth rate of 24% compared to the industry’s 7%. F&G’s growth rate in IUL has consistently placed us in the top 10 IUL sales ranking since 2021. Untapped opportunities remain in this channel, particularly among younger and more diverse demographics. In the United States, 42% of adults reported a need for life insurance or more coverage, which equates to approximately 102 million adults with a life insurance gap. Hispanics, the second largest ethnic group behind Caucasians, have the largest uninsured population among adults at 40% representing significant opportunity for us to serve this market.

Owned Distribution. Our owned distribution strategy provides a diversified source of earnings while generating a meaningfully higher risk adjusted return on capital than retained business. Owned distribution further strengthens our relationships with key partners and with industry consolidation underway, we believe we are uniquely positioned to partner as a distribution consolidator. We have invested approximately $700 million in owned distribution partners through the following transactions:
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
•In addition to our funding agreement business with the Federal Home Loan Bank of Atlanta, (“FHLB”), we originate Funding Agreement Backed Notes (“FABN”), a $276 billion market. Our FABN Program (the “FABN Program”) offers funding agreements to institutional clients by means of capital markets transactions through investment banks. We view FABN as opportunistic and volumes will fluctuate quarter to quarter depending on economics and market opportunity. We issued $1.2 billion and $0.6 billion of FABN for the years ended December 31, 2025 and 2024 respectively.
•We also offer PRT solutions to a $45 billion (of $3 trillion total private defined benefit plan assets) market. Our PRT business is supported by an experienced team with access to brokers and institutional consultants for distribution. We have generated almost $9 billion of cumulative sales since launch in 2021 to year-end 2025, including $2.1 billion and $2.2 billion of sales for the years ended December 31, 2025 and 2024. We serve over 145,000 plan participants, who will receive their pension payments from F&G. Our targeted deal size is up to $500 million, and we selectively pursue plan termination and larger retiree buyouts. We expect our opportunity to continue to grow as employers shift away from traditional defined benefit pension plans and seek to de-risk frozen pension plans. In the pension risk transfer market, F&G ranked 7th in the PRT industry sales for year to date sales through September 30, 2025, as sourced from the Life Insurance Marketing and Research Association.

We Have Meaningfully Diversified Our Business

With the addition of the retail bank and broker-dealer channels and our success in the PRT and funding agreement institutional markets, F&G has diversified our product and distribution capabilities from one primary channel to five, and from one primary product to six. We completed this expansion over a five-year period and, combined with organic growth in our core IMO channel, increased gross sales by 274%, from $3.9 billion in 2019 to $14.6 billion in 2025.

We generate spread-based earnings from fixed annuities and pension risk transfer and we have multiple sources of fee-based earnings including the reinsurance sidecar vehicle alongside our flow reinsurance strategy, middle market life insurance and our owned distribution portfolio. As our business grows, we are becoming a more fee-based, higher margin and less capital intensive business, leveraging our position as one of the industry’s largest sellers of annuities and life insurance. We are balancing this with continuing to grow our spread-based business, prioritizing pricing discipline and allocating capital to the highest return opportunities.

We have acquired and retained customers through the years, growing AUM from $26.5 billion at the time of FNF’s acquisition to $57.6 billion as of December 31, 2025. Profitable growth in AUM is the most important driver of F&G’s earnings and our ability to return capital to shareholders.

Our Financial Goals

Our competitive advantages – product and channel diversification, as well as our strategic partnership with Blackstone – enable us to address a greater share of the markets in which we play. Further, the strength of our distribution partner relationships and pension risk transfer growth strategy has enabled the Company to achieve profitable sales growth. We have made significant progress toward the medium term financial targets we laid out at our 2023 Investor Day to grow AUM, expand adjusted ROA, increase adjusted ROE, and expand our earnings multiple. We are well positioned to deliver on our targets as we move further toward a more fee-based, higher margin, and less capital intensive business model, leveraging our position as one of the industry’s largest sellers of annuities and life insurance.

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

We view our products in two categories: “core” and “opportunistic”. Our “core” products include fixed indexed annuities, registered index-linked annuities, pension risk transfer and indexed universal life. Our “opportunistic” products include multi-year guaranteed annuities, FABN and Federal Home Loan Bank funding agreements. Opportunistic sales fluctuate quarter to quarter depending on economics and market opportunity, and we prioritize pricing discipline and allocate capital to the highest return opportunities.

For the year ended December 31, 2025, FIAs generated approximately 46% of our gross sales. The remaining 54% of sales were primarily generated from fixed rate annuities (26%), PRT sales (15%), funding agreements (12%) and IUL (1%). We invest the proceeds primarily in fixed income securities. We also use options and futures that hedge the index credit of our FIA and IUL liabilities by replicating the market index returns to our policyholders. We invest in options on indices such as the S&P 500 Index. The majority of our products allow for active management to achieve targeted lifetime returns. In addition, our annuity contracts generally either cannot be surrendered or include surrender charges that discourage early redemptions.

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

Approximately 39% of the FIA sales for the year ended December 31, 2025, involved premium bonuses or vesting bonuses. Premium bonuses increase the initial annuity deposit by a specified rate of 2%. The vesting bonuses, which range from 3% to 17%, increase the initial annuity deposit liability but are subject to adjustment for unvested amounts in the event of surrender by the policyholder prior to the end of the vesting period. We made compensating adjustments in the commission paid to the agent or the surrender charges on the policy to offset the premium bonus.

Approximately 77% of our FIA contracts were issued with a guaranteed minimum withdrawal benefit (“GMWB”) rider for the year ended December 31, 2025. With this rider, a contract owner can elect to receive guaranteed payments for life from the FIA contract without requiring the owner to annuitize the FIA contract value. The amount of the income benefit available is determined by the growth in the policy’s benefit base value as defined in the FIA contract rider. Typically, this accumulates for 10 years based on a guaranteed rate of 3% to 10%. Guaranteed withdrawal payments may be stopped and restarted at the election of the contract owner. Some of the FIA contract riders that we offer include an additional death benefit or an increase in benefit amounts under chronic health conditions. Rider fees range from 0% to 1%. Unlike a variable annuity, policyholder values do not decline with market movements.

Deferred Annuities – Fixed Rate Annuities. Fixed rate annuities are typically single deposit contracts and include annual reset and multi-year rate guaranteed policies. Fixed rate annual reset annuities issued by us have an annual interest rate (the “crediting rate”) that is guaranteed for the first policy year. After the first policy year, we have the discretionary ability to change the crediting rate once annually to any rate at or above a guaranteed minimum rate. MYGAs are similar to fixed rate annual reset annuities except that the initial crediting rate is guaranteed for a specified number of years before it may be changed at our discretion. As of December 31, 2025, crediting rates on outstanding (i) single-year guaranteed annuities generally ranged from 2% to 6% and (ii) MYGA ranged from 1% to 6%. The average crediting rate on all outstanding fixed rate annuities at December 31, 2025 was 5%.

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

Withdrawal Options for Deferred Annuities. After the first year following the issuance of a deferred annuity, policy holders of deferred annuities are typically permitted penalty-free withdrawals up to a contractually specified amount. The penalty-free withdrawal amount is typically 10% of the prior year account value for FIAs and is typically up to accumulated interest for fixed rate annuities, subject to certain restrictions. Withdrawals in excess of allowable penalty-free amounts are assessed a surrender charge if such withdrawals are made during the penalty period of the deferred annuity policy. The penalty period typically ranges from seven to fourteen years for FIAs and three to ten years for fixed rate annuities. This surrender charge initially ranges from 7% to 15% of the contract value for FIAs and is approximately 9% of the contract value for fixed rate annuities and generally decreases by approximately one to two percentage points per year during the penalty period. The average surrender charge was 7% for our FIAs and 7% for our fixed rate annuities as of December 31, 2025. A market value adjustment (“MVA”) will also apply in most states to any withdrawal that incurs a surrender charge, subject to certain exceptions. The MVA is based on a formula that accounts for changes in interest rates since contract issuance. Generally, if interest rates have risen, the MVA will decrease surrender value, whereas if rates have fallen, it will increase surrender value. MVAs are included on all policies, if allowed (for FIAs since 2015 and for a longer time for fixed rate annuities). At December 31, 2025, approximately 83% of our business included an MVA feature.

The following table summarizes our deferred annuity account values and surrender charge protection as of December 31, 2025 (dollars in millions):

SURRENDER CHARGE EXPIRATION BY YEAR	Fixed Rate and Indexed Annuities Account Value	Percent of Total	Weighted Average Surrender Charge
Out of surrender charge	$2,637	7%	—%
2025	2,166	6	4%
2026-2028	8,774	24	6%
2029-2030	6,367	18	7%
2031-2032	6,763	19	8%
Thereafter	9,402	26	11%
Total	$36,109	100%	7%

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

In June 2021, we established a FABN Program, which is a medium term note program under which funding agreements are issued to a special-purpose trust that issues marketable notes. The notes are underwritten and marketed by major investment banks’ broker-dealer operations and are sold to institutional investors. These FABN offerings are more limited regarding timing of issuance, but do not require collateralization as with the FHLB. The maximum aggregate principal amount permitted to be outstanding at any one time under the FABN Program is currently $5.0 billion. As of December 31, 2025, we had approximately $3.3 billion outstanding under the FABN Program with an additional $750 million issued in January 2026.

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

Our PRT solutions business is supported by a team of experienced professionals, and we partner with brokers and institutional consultants for distribution. As of December 31, 2025, we had completed cumulative PRT transactions that represented pension obligations of $9.1 billion.

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

Please refer to “Risk Factors - We are subject to the credit risk of our counterparties, including companies with whom we have reinsurance agreements or from whom we have purchased options” for additional details regarding credit risk related to reinsurance agreements. A description of significant ceded reinsurance transactions appears below.

Wilton Reinsurance Transaction. Almost all of the life insurance policies inforce issued before March 1, 2010, except for the return of premium benefits on term life insurance products, are subject to a reinsurance arrangement with Wilton Reassurance Company (“Wilton Re”). Pursuant to the agreed upon terms, Wilton Re purchased through a 100% quota share reinsurance agreement certain FGL Insurance life insurance policies that are subject to redundant reserves, reported on a statutory basis, under Regulation XXX and Guideline AXXX, as well as another block of FGL Insurance’s inforce traditional, universal life and IUL insurance policies. The effects of this agreement are accounted for as reinsurance as the ceded policies qualify as insurance products and because the agreement satisfies the risk transfer requirements for GAAP.

Hannover Reinsurance Transaction. Originally effective January 1, 2017, FGL Insurance has a reinsurance agreement with Hannover Life Reassurance Company of America, an unaffiliated reinsurer, to reinsure an inforce block of FGL Insurance’s FIA and fixed rate deferred annuity contracts with GMWB and Guaranteed Minimum Death Benefit (“GMDB”) guarantees. In accordance with the terms of this agreement, FGL Insurance cedes 70% net retention of secondary guarantee payments in excess of account value for GMWB and death benefits in excess of account value for GMDB guarantees. The effects of this agreement are not accounted for as reinsurance as it does not satisfy the risk transfer requirements for GAAP; therefore, deposit accounting is applied and FGL insurance applies the right of offset in the reinsurance agreement.

Kubera Reinsurance Transaction. FGL Insurance has a reinsurance agreement with Kubera Insurance (SAC) Ltd. (“Kubera”), an unaffiliated reinsurer, to cede certain FIA statutory reserves on a coinsurance funds withheld quota share basis, net of applicable existing reinsurance. This agreement has been amended several times to include additional FIA policies, with the latest amendment effective December 1, 2025. The effects of this agreement are not accounted for as reinsurance as it does not satisfy the risk transfer requirements for GAAP; therefore, deposit accounting is applied and FGL Insurance applies the right of offset in the reinsurance agreement.

To enhance Kubera's ability to pay its obligations under the amended reinsurance agreement, F&G entered into a Variable Note Purchase Agreement (the “NPA”), whereby F&G agreed to fund a note to Kubera to be used to ultimately settle with F&G, with principal increases up to a maximum amount of $435 million, to the extent a potential funding shortfall (treaty assets are less than the total funding requirement) is projected relative to the business ceded to Kubera from F&G as part of the amended reinsurance agreement. The potential funding shortfall will be determined quarterly and, among other items, is impacted by the market value of the assets in the funds withheld account related to the reinsurance agreement and Kubera's capital as calculated on a Bermuda regulatory basis. The NPA matures on November 30, 2071. Based on the current level of the treaty assets and projections that these policies will be profitable over the lifetime of the agreement, we do not expect significant fundings to occur under the NPA. As of December 31, 2025 and December 31, 2024, the amount funded under the NPA was insignificant.

Kubera & Somerset Reinsurance Transactions. FGL Insurance entered into a reinsurance agreement with Kubera, effective December 31, 2018, to cede certain fixed rate annuity (including MYGA) GAAP and statutory reserves on a coinsurance funds withheld basis, net of applicable existing reinsurance. Effective October 31, 2021, this agreement was novated from Kubera to Somerset Reinsurance Ltd. (“Somerset”), a certified third-party reinsurer. Effective December 1, 2023, FGL Insurance executed an additional coinsurance funds withheld agreement with Somerset to cede certain flow MYGA business written effective on or after December 1, 2023. As the policies ceded to Somerset are investment contracts, there is no significant insurance risk present and these portions of the reinsurance agreements are accounted for as separate investment contracts.

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

Everlake Reinsurance Transaction. Effective September 1, 2023, FGL Insurance executed a coinsurance agreement with Everlake Life Insurance Company (“Everlake”), an unaffiliated reinsurer to cede, on a quota share basis, certain flow MYGA business written effective on or after September 1, 2023. Effective January 1, 2025, FGL amended the flow reinsurance agreement to cede future additional MYGA business for agreed upon periods to Everlake pursuant to an offer and acceptance process, rather than on a flow basis. The amendment included a cession of an inforce block of certain MYGA policies on a coinsurance quota share basis. As the policies ceded to Everlake are investment contracts, there is no significant insurance risk present and therefore the reinsurance agreement is accounted for as a separate investment contract.

Aspida Reinsurance Transactions. FGL Insurance has a reinsurance agreement with Aspida Life Re Ltd. (“Aspida Re”), an unaffiliated reinsurer, to cede certain flow MYGA business, on a funds withheld coinsurance basis, net of applicable existing reinsurance, written effective on or after January 15, 2021. As the policies ceded to Aspida Re are investment contracts, there is no significant insurance risk present and therefore the reinsurance agreement is accounted for as a separate investment contract.

FGL Insurance entered into a reinsurance agreement with Aspida Re Cayman Ltd. (“Aspida Re Cayman”), an unaffiliated reinsurer, to cede certain flow MYGA business, on a funds withheld coinsurance basis, net of applicable existing reinsurance, written effective on or after November 1, 2025. As the policies ceded to Aspida Re Cayman are investment contracts, there is no significant insurance risk present and therefore the reinsurance agreement is accounted for as a separate investment contract.

New Re Reinsurance Transaction. Effective December 31, 2022, FGL Insurance entered into an indemnity reinsurance agreement with New Reinsurance Company Ltd., an unaffiliated reinsurer and wholly owned subsidiary of Münchener Rückversicherungs-Gesellschaft Aktiengesellschaft in München (d/b/a “Munich Re”), to cede certain FIA policies. Effective July 1, 2023, this agreement was amended to reinsure additional FIA products. The coinsurance quota share is applicable to the base contract benefits under the FIA policies and the yearly renewable term is applicable to the waiver of surrender charges and return of premium. Effective October 1, 2025, this agreement was recaptured and terminated and FGL Insurance entered into a new indemnity reinsurance agreement with Munich Re to cede certain inforce and future flow FIA policies on a coinsurance basis, applicable to the base contract benefits, waiver of surrender charges, and minimum guaranteed surrender value benefits and for certain FIA policies, return of premium rider and minimum interest credit rider benefits. The effects of these agreements are not accounted for as reinsurance as they do not satisfy the risk transfer requirements for GAAP; therefore, deposit accounting is applied and FGL Insurance applies the right of offset in the reinsurance agreements.

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

FGL Insurance has a reinsurance treaty with Raven Reinsurance Company (“Raven Re”), its wholly owned captive reinsurance company, to cede the Commissioners Annuity Reserve Valuation Method (“CARVM”) liability for annuity benefits where surrender charges are waived related to certain FIA, deferred annuity and MYGA policies. In connection with the CARVM reinsurance agreement, FGL Insurance and Raven Re entered into an agreement with Nomura Bank International plc (“NBI”) to establish a reserve financing facility in the form of a letter of credit issued by NBI. The financing facility has $150 million available to draw on as of December 31, 2025. The amended facility may terminate earlier than the current termination date of October 1, 2027, in accordance with the terms of the reimbursement agreement. Under the terms of the reimbursement agreement, in the event the letter of credit is drawn upon, Raven Re is required to repay the amounts utilized, and F&G Annuities & Life, Inc. (“FGAL”) is obligated to repay the amounts utilized if Raven Re fails to make the required reimbursement. Under the terms of the agreement, FGAL is also required to make a capital contribution to Raven Re in certain circumstances, including in the event that Raven Re’s statutory capital and surplus falls below defined levels. As of December 31, 2025 and December 31, 2024, no capital contributions were required to be made due to these conditions. As this letter of credit is provided by an unaffiliated financial institution, Raven Re is permitted to carry the letter of credit as an admitted asset on the Raven Re statutory balance sheet.

GMWB/GWP Reinsurance Transaction. Effective December 31, 2023, FGL Insurance recaptured its reinsurance arrangement with Canada Life Assurance Company (“Canada Life”) United States Branch covering FIA policies with GMWB and guaranteed withdrawal payment (“GWP”) features and entered into a reinsurance treaty with Corbeau Re, Inc. (“Corbeau Re”), its wholly owned captive reinsurance company, to cede certain FIA policies with GMWB and GWP. In accordance with the terms of this agreement, FGL Insurance cedes a quota share of GMWB and GWP paid in excess of account value. In connection with the reinsurance agreement between FGL Insurance and Corbeau Re, Corbeau Re entered into an excess of loss reinsurance agreement (“XOL”) with Canada Life Barbados Branch to finance the portion of statutory reserves considered to be non-economic. The XOL matures on December 31, 2043, and provides for coverage on losses up to $2,400 million as of December 31, 2024. With Corbeau Re, non-economic reserves were financed through the maturity date of the XOL and statutory reserves are recorded for all risks expected to be incurred after the maturity date of the XOL. The XOL is not accounted for as reinsurance as it does not satisfy the risk transfer requirements for GAAP; therefore, deposit accounting is applied. Under the terms of the agreement, FGAL is required to make a capital contribution to Corbeau Re in certain circumstances, including in the event that Corbeau Re’s statutory capital and surplus falls below defined levels. As of December 31, 2025, no capital contributions were required to be made due to these conditions. Corbeau Re is permitted to account for the excess of loss reinsurance agreement from Canada Life as an admitted asset on the Corbeau Re statutory balance sheet.

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

IUL YRT Reinsurance: Effective January 1, 2025, F&G entered into separate flow reinsurance agreements with several unaffiliated reinsurers to reinsure mortality risk on certain new IUL policies and effective July 1, 2025, F&G entered into additional separate reinsurance agreements with several unaffiliated reinsurers to reinsure mortality risk on certain inforce IUL policies. In accordance with the terms of these agreements, F&G cedes the net amount at risk on the IUL policies, which is the difference between the stated death benefit and the contractholder funds balance, on a yearly renewable term basis. The effects of these agreements are accounted for as reinsurance as the ceded policies qualify as insurance products and the agreements satisfy the risk transfer requirements for GAAP.

New Reinsurance Vehicle: During the third quarter of 2025, F&G announced the launch of a strategic partnership with a new reinsurance vehicle backed by Blackstone managed funds, with approximately $1 billion in anticipated capital commitments. Effective August 1, 2025, F&G executed this forward flow reinsurance agreement with Fort Greene Reinsurance SPC Limited Segregated Portfolio No. 1, (“Fort Greene”) to cede certain FIA policies on a coinsurance funds withheld quota share basis and certain funding agreements on a modified coinsurance basis. F&G does not hold any ownership stake in the unaffiliated Fort Greene entity. As the policies ceded to Fort Greene are investment contracts, there is no significant insurance risk present and therefore the reinsurance agreement is accounted for as a separate investment contract.

F&G Life Re. Effective December 1, 2025, FGL Insurance recaptured a portion of the reinsurance agreement with its affiliate F&G Life Re, covering a quota share of certain FIA policies.

All intercompany balances have been eliminated in the preparation of the accompanying Consolidated Financial Statements. See Note E - Reinsurance to our Consolidated Financial Statements included in Part II - Item 8 of this Annual Report on Form 10-K.

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

We offer our products through a network of approximately 300 IMOs, representing approximately 173,000 agents. We believe that our relationships with these IMOs are strong. We identify Power Partners as those who have demonstrated the ability to generate significant production for our business. We currently have 58 Power Partners, comprised of 24 annuity IMOs and 34 life insurance IMOs. The average tenure of the Power Partners is approximately 21 years.

We took a similar approach in launching products as a new entrant into the bank and broker-dealer channels by partnering with one of the largest broker-dealers in the industry. In 2020, F&G launched a set of fixed rate annuity and FIA products to banks and broker-dealers and gained selling agreements with some of the largest banks and broker-dealers in the United States. We offer our products through a network of approximately 26 banks and broker-dealers, representing approximately 14,000 financial advisers. The financial advisers at our bank and broker-dealer partners are able to offer their clients guaranteed rates of return, protected growth, and income for life through our Secure series of annuity products. We employ a hybrid distribution model in this channel, whereby some financial institutions partner directly with F&G and our sales team, and others work with an intermediary. As such, we partner with a select number of financial institution intermediaries who have expertise in the channel and maintain the appropriate field wholesaling forces to be successful in this channel. In 2025, the top 5 firms represented 81% of channel sales. Bank and broker-dealers represented 36% of annuity sales for the year ended December 31, 2025.

The top five states for the distribution of F&G’s retail products in the year ended December 31, 2025 were California, Florida, Pennsylvania, Texas and New Jersey, which together accounted for 40% of F&G’s retail sales.

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

FGL Insurance and certain other subsidiaries of F&G are party to investment management agreements (“IMAs”) with Blackstone ISG-I Advisors LLC (“BIS”) pursuant to which BIS is appointed as investment manager of substantially all assets in the general and separate accounts of those entities (the “F&G Accounts”). Effective October 1, 2024, FGL Insurance amended and restated its IMA with BIS to increase a fee cap from 26 basis points to 30 basis points. This increase did not change the overall economics of the IMA as it was not material in nature. MVB Management, LLC, (“MVB Management”), an entity that is 50% owned by BilCar, LLC (an affiliate of William Foley, the Executive Chairman and a director of the Company) (“BilCar”), receives a participation fee from BIS in connection with assets of F&G and its subsidiaries that are managed by BIS. BIS also receives services from MVB Management. Pursuant to the investment management agreements with BIS, BIS pays MVB Management a fee of approximately 7.5% of certain fees paid to BIS and its affiliates for AUM relating to new business generated after March 31, 2023 (“New AUM”) (15% prior to that date). In March 2023, BilCar waived its right to receive any portion of payments made by BIS to MVB in respect of such New AUM. Additionally, in March 2023 the Company entered into an agreement with BilCar to pay BilCar the fees that it would have received through MVB Management from BIS over the 10-year period ending March 31, 2033. BIS, in accordance with our IMAs, has delegated certain investment services to its affiliates, including Blackstone’s Credit, Real Estate Debt and Asset-Based Finance businesses, in each case, pursuant to separate sub-management agreements executed between BIS and each such affiliate. There are no specified minimum amounts of assets that we have agreed that BIS will manage; however, BIS has the right to manage (and receive fees based on) all assets in the F&G Accounts with limited exceptions. One such exception relates to non-affiliated funds‑withheld reinsurance agreements, pursuant to which third‑party asset managers are responsible for all aspects of investment management for the associated assets. In these arrangements, the F&G investment team retains governance oversight, including monitoring compliance with the investment guidelines negotiated between F&G and the respective third‑party managers to ensure alignment with our investment objectives, risk parameters and applicable regulatory requirements. In addition, for certain asset classes, including consolidated variable interest entities, we utilize specialized third-party investment managers. As of December 31, 2025, approximately 78% of our $69 billion investment portfolio was managed by BIS, with 20% managed by other third parties, and the remaining 2% internally managed. BIS, in accordance with our IMAs, has delegated certain investment services to its affiliates, including Blackstone’s Credit, Real Estate Debt and Asset-Based Finance businesses, in each case, pursuant to separate sub-management agreements executed between BIS and each such affiliate.

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

Aggregate fees paid to BIS were $182 million, $203 million and $194 million for the years ended December 31, 2025, 2024 and 2023, respectively.

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

The Company employs hedging strategies to manage exposure to floating interest rates on a portion of its existing and newly acquired floating‑rate assets, subject to market conditions. The Company also uses foreign exchange hedging instruments to manage exposure to non‑U.S. dollar‑denominated investments by economically converting such exposures to U.S. dollars, with the objective of reducing volatility in earnings resulting from changes in interest rates and foreign exchange rates.

The portfolio also has exposure to U.S. dollar denominated emerging market bonds, highly rated preferred stocks and hybrids. We currently maintain a well-matched asset/liability profile (asset duration of 4.5 years vs. liability duration of 5.2 years).

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

	A.M. Best	S&P	Fitch	Moody’s
Holding Company and Security Ratings
F&G Annuities & Life, Inc.
Issuer Credit / Default Rating	Not Rated	BBB-	BBB	Baa3
Outlook		Stable	Stable	Stable
Senior Unsecured Notes	Not Rated	BBB-	BBB-	Baa3
Junior Subordinated Notes (a)	Not Rated	BB	BB	Ba1

Operating Subsidiary Ratings
Fidelity & Guaranty Life Insurance Company
Financial Strength Rating	A	A-	A-	A3
Outlook	Stable	Stable	Stable	Stable
Fidelity & Guaranty Life Insurance Company of New York
Financial Strength Rating	A	A-	A-	Not Rated
Outlook	Stable	Stable	Stable
F&G Life Re Ltd
Financial Strength Rating	Not Rated	Not Rated	Not Rated	A3
Outlook				Stable
F&G Cayman Re Ltd
Financial Strength Rating	Not Rated	Not Rated	A-	Not Rated
Outlook			Stable

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

If the insurance subsidiaries held net short positions against a counterparty, and the subsidiaries’ financial strength ratings were below the levels required in the ISDA agreement with the counterparty, the counterparty would demand immediate further collateralization, which could negatively impact overall liquidity. Based on the fair value of our derivatives as of December 31, 2025, we hold no net short positions against a counterparty; therefore, we were not required to post collateral at December 31, 2025.

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

The IID last completed a routine financial examination and a market conduct examination of FGL Insurance for the five year period ending December 31, 2022 and found no material deficiencies and proposed no adjustments to the financial statements as filed.

The NYDFS last completed a routine financial examination of FGL NY Insurance for the five year period ended December 31, 2022, and found no material deficiencies and proposed no adjustments to the financial statements as filed.

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

In 2025, FGL Insurance did not pay dividends to Fidelity & Guaranty Life Holdings, Inc. (“FGLH”). Pursuant to the limitations described above, it is estimated that FGL Insurance’s maximum ordinary dividend capacity for 2026 is $0.

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

It is desirable to maintain an RBC ratio in excess of the minimum requirements in order to maintain or improve financial strength ratings. FGL Insurance’s estimated U.S. RBC ratio was approximately 430% as of December 31, 2025, above our 400% target. See “Risk Factors — Risks Related to Our Business — A financial strength ratings downgrade, potential downgrade, or any other negative action by a rating agency could increase our cost of capital, making it challenging to grow our business, and could hinder our ability to participate in certain market segments, thereby adversely affecting our results of operations and our financial condition” in this Annual Report on Form 10-K.

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

As of December 31, 2025, FGL Insurance, FGL NY Insurance, Raven Re and Corbeau Re had three, one, two and four ratios outside the usual range, respectively. The IRIS ratios for “net income to total income (including realized capital gains and losses)”, “total affiliated investments to capital and surplus” and “surplus relief - over $5 million capital and surplus” for FGL Insurance were outside the usual range. The IRIS ratio for “change in reserving ratio” for FGL NY Insurance was outside the usual range. The IRIS ratios for “adequacy of investment income” and “change in premium” for Raven Re were outside the usual range. The IRIS ratios for “net income to total income (including realized capital gains and losses)”, “adequacy of investment income”, “change in premium” and “change in asset mix” for Corbeau Re were outside the usual range.

In all instances in prior years, regulators have been satisfied upon follow-up that no regulatory action was required. FGL Insurance, FGL NY Insurance, Raven Re and Corbeau Re are not currently subject to regulatory restrictions based on these ratios.

Group Capital Calculation

The NAIC developed a group capital calculation tool using an RBC methodology for all entities within the insurance holding company system, including non-U.S. entities. In December 2020, the NAIC adopted the Group Capital Calculation Template and Instructions, as well as amendments to the Model Holding Company Act and Regulation. The amendments implement the annual filing requirement for the group capital calculation but will not become effective until adopted by state legislatures or regulatory agencies. FNF’s lead regulator, the Florida Office of Insurance Regulation, which is also the Company’s lead regulator for this purpose, adopted a requirement for group capital reporting in late 2025 that will be effective for year-end 2026 with filing required in the first half of 2027.

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

Market Conduct Regulation

State insurance laws and regulations include numerous provisions governing the marketplace activities of insurers, including provisions governing the form and content of disclosure to consumers, illustrations, advertising, sales and complaint process practices. State regulatory authorities generally enforce these provisions through periodic market conduct examinations. In addition, FGL Insurance and FGL NY Insurance must file, and in many jurisdictions and for some lines of business obtain regulatory approval for, rates and forms relating to the insurance written in the jurisdictions in which they operate. FGL Insurance is currently the subject of an ongoing market conduct examination in one state. Market conduct examinations can result in monetary fines or remediation and generally require FGL Insurance to devote significant resources to the management of such examinations. FGL Insurance does not believe that the current market conduct examination it is subject to will result in any fines or remediation orders that will be material to its business.

Regulation of Investments

FGL Insurance, FGL NY Insurance, Raven Re and Corbeau Re are subject to state laws and regulations that require diversification of their investment portfolios and limit the amount of investments in certain asset categories, such as below investment grade fixed income securities, equity, real estate, other equity investments and derivatives. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as either non-admitted assets for purposes of measuring surplus or as not qualified as an asset held for reserve purposes and, in some instances, would require divestiture or replacement of such non-qualifying investments. We believe that the investment portfolios of FGL Insurance, FGL NY Insurance, Raven Re and Corbeau Re as of December 31, 2025, complied in all material respects with such regulations.

In 2023, the NAIC released new regulations that define a residual interest and new criteria for investments that can be classified as a bond. All of the Company’s impacted insurance subsidiaries have implemented the new accounting requirements beginning January 1, 2025. See “Risk Factors — Risks Related to Our Business — Increased regulation or scrutiny of alternative investment advisers, arrangements with such investment advisers and investment activities may affect BIS’s or, if engaged, any other asset manager’s ability to manage our investment portfolio or impact of the reputation of our business” in this Annual Report on Form 10-K.

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

The Dodd-Frank Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“The Dodd-Frank Act”) established the Federal Insurance Office (“FIO”) within the U.S. Department of the Treasury to monitor all aspects of the insurance industry and of lines of business other than certain health insurance, certain long-term care insurance and crop insurance. Although the FIO currently does not directly regulate the insurance industry, FIO does monitor and scrutinize developments in the industry. FIO publications or reports, some of which are periodically submitted to Congress, could continue to increase scrutiny of the industry and ultimately lead to changes in the regulation of insurers and reinsurers in the United States, which could negatively impact our insurance business. The Dodd-Frank Act made sweeping changes to the regulation of financial services entities, products and markets. Certain provisions of the Dodd-Frank Act are applicable to us, our competitors or those entities with which we do business. Further, certain provisions of the Dodd-Frank Act may become applicable to us, our competitors, or certain entities with which we do business. These provisions may impact us in many ways, including, but not limited to, having an effect on the overall business climate, requiring the allocation of certain resources to government affairs, and increasing our legal and compliance related activities and the costs associated therewith. For example, it is possible that regulations issued by the Consumer Financial Protection Bureau may extend, or be interpreted to extend, to the sale of certain insurance products by covered financial institutions, which could adversely affect sales of such products. The FIO, in response to various studies it conducts, may also recommend changes in laws or regulations that affect our business. There may be further federal involvement in the business of insurance in the future, which may add significant legal complexity and associated costs to our business.

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

Additionally, the Dodd-Frank Act established the Financial Stability Oversight Council (“FSOC”), which plays a role in shaping the regulatory environment affecting RILAs and other insurance products that are connected to the capital markets. The FSOC monitors systemic risks and may designate insurers offering RILAs, as well as certain other products, as systemically important financial institutions if their activities pose significant risks to the broader economy, subjecting them to enhanced prudential standards and supervision by the Board of Governors of the United States Federal Reserve. The prudential standards for non-bank Systemically Important Financial Institutions (“SIFIs”) include enhanced RBC (Risk-Based Capital) requirements, leverage limits, liquidity requirements, single counterparty exposure limits, governance requirements for risk management, stress test requirements, special debt-to-equity limits for certain companies, early remediation procedures, and recovery and resolution planning.

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

All 50 states have adopted the revised NAIC model regulation, including FGL Insurance’s domiciliary state of Iowa. Management has instituted business procedures to comply with these revised requirements where required. FGL NY Insurance separately instituted new business procedures in response to the NYDFS best interest rule adopted in August 2019 which survived a legal challenge and deviates from the NAIC model regulation and is considered more onerous in certain respects including its broader application to life insurance sales.

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

The DOL’s New Fiduciary Rule, which was scheduled to become effective on September 23, 2024, has been challenged. On July 25, 2024, in the case of Federation of Americans for Consumer Choice, Inc., et al. v. United States Department of Labor, et al., (“Federation of Americans”) the United States District Court for the Eastern District of Texas (the “Eastern District of Texas”) issued an order staying the effective date of the DOL’s New Fiduciary Rule (and related amendments to PTE 84-24) that was issued in March 2024. The Eastern District of Texas, in part relying on the Supreme Court’s recent ruling in Loper Bright Enterprises v. Raimondo, found that the plaintiffs (primarily insurance agents) were likely to succeed on their arguments that the New Fiduciary Rule improperly expanded the definition of an “investment advice fiduciary” under ERISA. As a result, the New Fiduciary Rule’s original effective date of September 23, 2024 was delayed until further notice.

In addition, on July 26, 2024, a companion case to Federation of Americans filed in the United States District Court for the Northern District of Texas, American Council of Life Insurers, et al. v. United States Dep’t of Labor, et al., held the remaining PTE amendments included in the New Fiduciary Rule (PTEs 2020-02, 75-1, 77-4, 80-83, 83-1 and 86-128) that were not challenged in Federation of Americans were also stayed, noting that the Northern District fully agreed with the Eastern District’s analysis and decision to stay the effective date of the New Fiduciary Rule.

On September 20, 2024, the DOL appealed both rulings to the Fifth Circuit Court of Appeals. In early 2025, the DOL filed successive unopposed motions to hold the appeals in abeyance to allow new agency officials time to become familiar with the issues in these cases and determine how they wish to proceed. The motions were granted so the appeals were in abeyance. In November 2025, the DOL moved to voluntarily dismiss their appeals and the Fifth Circuit agreed and remanded the cases to the District Courts. The DOL has moved the District Courts to allow until March 2026 to determine their position and next steps with the cases. Adverse Texas District Court rulings could have harmful effects on the insurance industry, creating additional hurdles to operate our business.

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

Corporate Alternative Minimum Tax

The Inflation Reduction Act of 2022 (the “Inflation Reduction Act”) was signed into law on August 16, 2022. Among other changes, the Inflation Reduction Act introduced a 15% corporate alternative minimum tax (“CAMT”) on adjusted financial statement income and a 1% excise tax on treasury stock repurchases. These provisions were effective January 1, 2023. For purposes of calculating the adjusted financial statement income, the Company is included in the controlled group of FNF, its parent company. Beginning in 2026, the Company will not be eligible to file a consolidated return with FNF, but would still be subject to CAMT as the Company is still considered an applicable corporation due to FNF's ownership. Though the Company is subject to the minimum tax, the Company does not expect to be in a perpetual CAMT position. The Company was not subject to CAMT in 2023, but was for 2024 and 2025, but there was no impact to total tax. A CAMT credit carryforward from 2024 was created and is expected to be able to be utilized in future years.

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

On February 19, 2026, the Company announced the expected sale of its Bermuda based subsidiary, F&G Life Re, to Ancient Financial Holdings, LP (“Ancient”). Blackstone will retain asset management for the inforce assets and Ancient will manage assets under a new flow reinsurance treaty for certain MYGA new business. The transaction is expected to be completed on March 1, 2026. The transaction reflects F&G’s disciplined execution of risk transfer options and that we no longer needed a Bermuda operation to support our reinsurance strategy.

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

Bermuda Corporate Income Tax

The Corporate Income Tax (“CIT”) Act of 2023 was passed in Bermuda on December 27, 2023. The CIT Act commenced on January 1, 2025 and applies a statutory rate of 15% to the taxable income or loss of Bermuda tax resident entities and permanent establishments. F&G Life Re, a 953(d) company with no or minimal US permanent tax differences, does not anticipate to owe any Bermuda CIT due to the foreign tax credit. The deferred tax asset recorded for the year ended December 31, 2025, of $1 million has a full valuation allowance. As a result, there is no material impact to the financial statements.

Block Transactions

Since January 2023, the BMA has required all long-term (life) commercial reinsurers such as F&G Life Re to obtain the prior approval of the BMA for all long-term block reinsurance transactions, which is defined as a block transaction that covers an existing long-term business policy that is written and inforce and on the books of the cedant, as of the date of the reinsurance transaction (including pension risk transfer transactions).

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

Human Capital Resources

As of December 31, 2025, we had 1,173 full-time equivalent employees. None of our employees are subject to collective bargaining agreements. We consider relations with our employees to be good.

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

Leadership Academy is our leadership development program designed to develop the next generation of leaders at F&G and enables cross-functional leaders to hone their leadership capability and network with colleagues from across the enterprise.

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

The Gallup Employee Engagement survey data is our key metric to support strategic decisions on engaging and retaining our talent. Initiatives such as our Employee Resource Groups and our Connection Week program are a few examples of programs that were identified based on employee engagement data.

At F&G, we provide comprehensive benefits designed to meet the needs of our employees and demonstrate the value they bring to the organization. Employees are eligible to participate in our 401(k) savings plan, to which we make matching and annual nondiscretionary contributions. Employees are also eligible to participate in our Employee Stock Purchase Plan with a competitive match feature. We offer competitive health care benefit options for medical, dental and vision coverage, as well as a health savings account with an employer contribution. Other benefit offerings include health care and dependent care flexible spending accounts, employee assistance programs, lifestyle reimbursements, charitable matching donations, and adoption assistance. To support a healthy work-life balance, all employees receive paid time off, holidays, flexible Fridays, volunteer time off and paid parental leave for new parents.

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
•Recognized for several Cultural Excellence Awards in 2025, 2024 and 2023 through Energage, for excellence in 1) Compensation and Benefits, 2) Leadership, 3) Work-Life Flexibility, 4) Professional Development, 5) Appreciation, 6) Employee Wellbeing, 7) Professional Development and 8) Purpose and Values.

Community engagement

F&G’s mission is to help people turn their aspirations into reality. F&G recognizes that focusing its community engagement and charitable giving to support essential needs is critical to fulfilling that mission. In recent years, F&G has won multiple awards for its corporate support and employee involvement with United Way, including Outstanding Corporate/Foundation Philanthropist for 2023 from the Association of Fundraising Professionals Central Iowa Chapter. Other community investments include:
•Serving as founding partner of the American Council of Life Insurer’s 360 Community Capital Initiative to make housing affordable and sustainable in underserved communities.
•Fostering partnerships in the Des Moines community with the Iowa Food Bank and Polk County Housing Trust.
•Supporting dozens of other community organizations identified by F&G employees in support of essential needs within the community where they live and work.
•Supporting Junior Achievement of Central Iowa, helps young people gain the knowledge and skills to own their own economic success, plan for their futures, and make smart academic and economic decisions.
•Supporting Ellipsis, which is a care provider for kids and families in Iowa that provides residential care and treatment, counseling and therapy, behavioral health intervention services, care coordination, and family support through volunteering.
•Supporting ChildServe which is an organization that improves the health and well-being of thousands of children each year through specialized clinical, home, and community-based programs and services.

Operational Sustainability

F&G is committed to sustainable practices that serve our employees, business partners, and community. F&G recognizes the rapidly evolving regulatory environment on climate-related risks and is monitoring to ensure sustainability practices remain consistent with regulatory requirements. F&G also promotes flexible work from home arrangements which reduce commute time, greenhouse gas emissions, and paper usage.

Governance

Our Company and our Board is committed to sustainable practices to serve our employees, business partners and the community

The F&G AC is responsible for overseeing the Company’s sustainability risks. Such risks may include climate risks as a subset of investment risks. The Company’s Chief Risk and Audit Officer (“CRAO”) will continue to update the AC on F&G’s climate risk profile as risks and opportunities arise.

Management’s Role in Assessing and Managing Sustainability Risks and Opportunities

Additional governance committees

The AC and ERMC utilize and rely on other groups and committees within F&G to facilitate that all risks and opportunities related to our sustainability are addressed appropriately.

The ERMC is an enterprise committee which includes the Chief Executive Officer, President and Chief Financial Officer, Chief Liability Officer and Treasurer, Chief Operating Officer, Chief Investment Officer, Chief Risk & Audit Officer, Chief Information Officer, Chief of Government, Regulatory and Compliance Affairs, Chief Human Resource Officer, Investments Chief Operating Officer, Head of Operational Risk, Senior Advisor, and General Counsel and Secretary and is responsible for reviewing risks and associated strategy across the business. The risks are included in the overall F&G Risk Register that is the basis for quarterly risk assessments. The overall risk posture of the organization is updated in the quarterly ERM dashboard report.

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

Impact of pending and passed legislation

Developments in national, state, and international regulations related to Sustainability and climate risk are ever-changing. F&G is diligently working to identify and gather the appropriate data for evolving reporting standards.

The California Air Resources Board ("CARB"), and similar regulators in other U.S. states and international jurisdictions in which we sell our products have phased in, or are phasing in, emission regulations setting maximum emission standards.

The state of California passed two bills that will require certain companies doing business in the state to disclose GHG emissions and climate-related financial risk information. Senate Bill 253 (SB 253) requires the annual disclosure of Scope 1, 2 and 3 GHG emissions, with certain GHG emissions data subject to third party assurance. The bill requires disclosure of Scope 1 and 2 GHG emissions beginning in 2026 for the 2025 reporting year and disclosure of Scope 3 GHG emissions beginning in 2027 for the 2026 reporting year. SB 253 would be effective for public and private companies with total annual revenues exceeding $1 billion and that do business in California. Senate Bill 261 (SB 261) requires biennial disclosures posted on a company’s website related to climate-related financial risks and the measures a company has adopted to reduce and adapt to such risks. The bill requires disclosure of the climate-related financial risk disclosures beginning in 2026 for the 2025 reporting year. SB 261 is effective for public and private companies with total annual revenues exceeding $500 million. Both SB 253 and 261 have been challenged in the U.S. District Court for the Central District of California. Further, on September 27, 2024, the California Governor amended both SB 253 and SB 261 by signing into law Senate Bill 219 (SB 219). SB 219 extends the time in which CARB has to promulgate implementing regulations for SB 253 until July 1, 2025, a delay of six months, but does not otherwise change the reporting deadlines in SB 253 or SB 261.

Risk Management

F&G’s ERM policy defines the approach to risk identification, risk assessment, and risk response. The ERMC owns the ERM Policy and is responsible for reviewing and approving the policy on an annual basis. Updates to the policy are determined by the ERM leadership team.

The ERM process includes risk appetite statements and risk tolerances that are linked to the strategic objectives set out in the corporate plan and are stressed using a variety of multifactor scenarios. Qualitative and quantitative approaches are used to manage risk appetite and are monitored as part of the strategy and planning process.

Risks are defined in the risk taxonomy and includes four parent categories: Operational, Product, Financial & Investment, and Strategy.

Risks are identified via ongoing discussions between ERM and the business partners, as well as through monitoring of industry groups and publications. New and emerging risks are reviewed at the ERMC and added to the risk register. Each quarter, ERM works with the risk owners to assess the impact and likelihood of each risk in the register to determine the inherent risk rating and then apply a control assurance rating to identify the residual risk rating. The rating scales are three by three (low, medium, high). The quarterly self-assessment results are reported in the ERM dashboard to the ERMC. The dashboard reflects the residual risk ratings at the sub-category level for the Enterprise.

F&G monitors risks via an annual risk assessment, annual cybersecurity assessment, the quarterly risk self-assessments, quarterly ERMC meetings, monthly Investment Committee meetings, monthly Capital Committee meetings, and ad hoc analysis. The overall risk posture of the organization is updated in the ERMC meeting report that includes a CRAO assessment, emerging risks, ERM dashboard, market risk discussion, stress testing results, and risk appetite measures.

F&G recognizes the rapidly evolving regulatory environment on climate-related risks and opportunities and has a regulatory monitoring process. The ongoing monitoring of sustainability regulations is included in the overall regulatory monitoring process overseen by the Legal Department. Any new regulation passed related to sustainability is entered into the Comply on Demand Enterprise system and assigned to subject matter experts for review. If policy or procedure changes are required, the implementation of those changes is monitored through this system.

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

Investment risk is one of the largest sources of risk to the Company, and the Vice President, Head of Investment Risk and the Chief Investment Officer and Senior Vice President, Investments Chief Operating Officer are responsible for integrating sustainability practices, including understanding and managing climate-related risks, into F&G’s investment process.

Metrics and Targets

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

At December 31, 2025, we had outstanding (i) $500 million in aggregate principal balance of our 6.250% F&G Senior Notes due 2034 (the “6.250% F&G Notes”), (ii) $550 million in aggregate principal of our 6.50% Senior Notes due 2029 (the 6.50% F&G Notes”), (iii) $345 million in aggregate principal of our 7.95% Senior Notes due 2053 (the “7.95% F&G Notes”), (iv) $500 million in aggregate principal of our 7.40% Senior Notes due 2028 (the “7.40% F&G Notes”) and (v) $375 million in aggregate principal of our 7.300% Senior Notes due 2065 (the “7.300% F&G Notes”). We also had an unsecured revolving credit agreement with Bank of America, N.A., as administrative agent, the lenders ( the “Lenders”) and guarantors party there-to and the other parties there-to (the “Credit Agreement”), which had no balance outstanding and $750 million of borrowing availability at December 31, 2025.

The Credit Agreement imposes operating and financial restrictions, including financial covenants, and the Credit Agreement and the indentures governing the 6.250% F&G Notes, the 6.50% F&G Notes, the 7.95% F&G Notes, the 7.40% F&G Notes and the 7.300% F&G Notes impose limitations. As a result of these restrictions, covenants and limitations, we may be limited in how we conduct our business, and we may be unable to raise additional debt or equity financing to compete effectively or take advantage of new business opportunities. We do not believe these restrictions, covenants or limitations will have a material impact on the Company’s current or future operations. However, our failure to comply with the restrictive covenants in existing or future debt instruments could result in an event of default, which, if not cured or waived, could result in our being required to repay outstanding indebtedness before their due date. If we are forced to refinance indebtedness on less favorable terms or are unable to refinance at all, our results of operations and financial condition could be materially adversely affected.

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
•requiring us to collateralize reserves, balances or obligations under certain reinsurance agreements. In the event of a withdrawal or downgrade of our S&P issuer credit rating to BB or lower, we are required to fund a note issued by a reinsurance counterparty up to $435 million. As of December 31, 2025, the amount funded under the note agreement was insignificant; and
•limiting our ability to hedge index risk inherent in the products offered due to Additional Termination Event (“ATE”) provisions in our ISDA/Credit Support Annex (“CSA”), which could allow counterparties to opt not to trade with us should our rating fall below a certain threshold. As of December 31, 2025, our ratings exceeded the ATE threshold in our ISDA/CSAs.

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

Current accounting rules require that goodwill be assessed for impairment annually or more frequently if changes in events or circumstances indicate that the fair value of our reporting unit may be less than its carrying value. Factors that may be considered a change in circumstance indicating the carrying value of goodwill may not be recoverable include, but are not limited to, significant underperformance relative to historical or projected future operating results, divestitures, and negative industry or economic trends. Evaluating this asset’s recoverability requires us to make estimates and assumptions to estimate the fair value of our reporting unit. For the years ended December 31, 2025 and 2024, no goodwill impairment charge was recorded. However, if there is an adverse event affecting the value of our reporting unit in the future, the carrying amount of our goodwill may no longer be recoverable, and we may be required to record an impairment charge, which would have a negative impact on our results of operations and financial condition. We will continue to monitor our operating results and the impact of the economy to determine if there is an impairment of goodwill in future periods.

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

For the year ended December 31, 2025, our top five states for the distribution of our products were California, Florida, Pennsylvania, Texas and New Jersey, which together accounted for 40% of our premiums. Any adverse economic developments or catastrophes in these states could have an adverse impact on our business.

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

We cede material amounts of insurance to other insurance companies through reinsurance. Accordingly, we bear credit risk with respect to our reinsurers. The failure, insolvency, inability or unwillingness of any reinsurer to pay under the terms of reinsurance agreements with us could materially adversely affect our business, financial condition, liquidity and results of operations. We regularly monitor the credit rating and performance of our reinsurance parties. Aspida Re, Wilton Re, Somerset and Everlake represent our largest third-party reinsurance counterparty exposures. As of December 31, 2025, the net amount recoverable from Aspida, Somerset, Everlake and Wilton Re were $8,589 million, $5,071 million, $1,868 million and $1,032 million, respectively. The risk of non-performance is mitigated with various forms of collateral or collateral arrangements, including secured trusts, funds withheld accounts and irrevocable letters of credit.

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

Because our products and services involve the storage and transmission of personal information of consumers, we will continue to routinely be the target of attempted cyber and other security threats by outside third parties. Our increased dependence on third parties to store our data systems may also subject us to further cyber threats. In addition, a significant number of our employees continue to work from home and we believe this will continue into 2026 and future years. The remote work environment puts greater demands on our technological systems, puts us at greater risk of cybersecurity incidents and adds complexity to our programs that are designed to protect private data.

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

Advancements in Artificial Intelligence, Machine Learning, and Large Language Models (“AI/ML/LLM”) pose risks and challenges.

Issues in the development and use of AI/ML/LLM, combined with an uncertain regulatory environment, may result in reputational harm, liability, or other adverse consequences to our business operations. As with many technological innovations, AI/ML/LLM presents risks and challenges that could impact our business. We have and may adopt and integrate artificial intelligence tools into our systems for specific use cases reviewed by legal and information security. The providers of these artificial intelligence tools may not meet existing or rapidly evolving regulatory or industry standards with respect to privacy and data protection and may inhibit our or our vendors’

ability to maintain an adequate level of service and experience. If we, our vendors, or our third-party partners experience an actual or perceived breach or privacy or security incident because of the use of AI/ML/LLM, we may lose valuable intellectual property and confidential information and our reputation and the public perception of the effectiveness of our security measures could be harmed.

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

Factors such as consumer spending, business investment, government spending, potential government shutdowns, the volatility and strength of the capital markets, investor and consumer confidence, foreign currency exchange rates, commodity prices, inflation levels, changes in trade policy, tariffs and trade sanctions on goods, trade wars, United States-China relations and supply chain disruptions all affect the business and economic environment and, ultimately, the amount and profitability of our business. The use or threatened use of tariffs by the current administration may cause disruptions in global trade, which could negatively impact clients that we serve and reduce demand for our services. We have limited flexibility to combat these uncertainties and reduce expenses during economic downturns. In an economic downturn characterized by higher unemployment, lower family income, negative investor sentiment and lower consumer spending, the demand for our insurance products could be adversely affected. Under such conditions, we may also experience increased pricing pressures and an elevated incidence of policy lapses, policy loans, withdrawals and surrenders. We have limited flexibility to combat these uncertainties and reduce expenses during economic downturns. As a result, we may face increased pricing pressures during these periods. In addition, the use or threatened use of tariffs by the current administration may cause disruptions in global trade, which could negatively impact clients that we serve and reduce demand for our services.

In addition, our investments could be adversely affected as a result of deteriorating financial and business conditions affecting the issuers of the securities in our investment portfolio.

As of December 31, 2025, current economic conditions, including slightly elevated inflation rates, have not adversely affected our business, results of operations and financial condition. However, we cannot predict if it will impact our business, results of operations and financial condition in the future for the forgoing reasons.

Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Trends and Conditions” for additional details on economic conditions and market conditions that may impact our business.

Our investments are subject to geopolitical risk. The geopolitical events such as the on-going conflicts in Russia, Ukraine and the Middle East may adversely affect our business, financial condition, results of operations and cash flows.

Our operations and financial results may be adversely affected by geopolitical events, including conflicts, political instability, trade restrictions, sanctions, or other hostilities in the regions where we operate or in countries with which we do business. While we have no exposure to investments in Russia or Ukraine, we have de minimis exposure in the Middle East and the surrounding regions. If the conflicts and their inflationary impact leads to a wider recession or other restrictive actions by the United States and/or other countries, our investments could suffer losses, which could have a negative impact on our financial results.

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

Changes in trade policies, tariffs, or global economic conditions could materially affect our business and financial results.

Changes in trade policies, including tariffs, import/export restrictions, and other trade measures, could have a material and adverse impact on our results of operations, financial condition and cash flows. Such measures may contribute to broader economic and market disruptions, which could affect investment returns, the cost of services we rely on, or the demand for our products. Existing and future trade restrictions or tariffs could increase volatility in financial markets, impact our counterparties and service providers, and otherwise create adverse conditions that may negatively affect our financial position, results of operations, and cash flows.

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

Interest rate risk is a significant market risk for us, as our business involves issuing interest rate sensitive obligations backed primarily by investments in fixed income assets. As of December 31, 2025, we also maintained approximately 24% of the assets in our investment portfolio in floating rate investments. We have executed some variable interest rate credit agreements, floating rate funding agreements and pay-float and receive-fixed interest rate swaps to reduce market risks from interest rate changes on our earnings associated with our floating rate investments. All of these assets are subject to an element of market risk from changes in interest rates.

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

Since March 2022, the Federal Reserve has increased the Federal Funds (“Fed Funds”) rate 11 times from approximately 0% to approximately 5.50% before pausing in the latter half of 2023. In September 2024, the Federal Reserve began reducing the Fed Funds rate ending 2024 at approximately 4.5%. By September 2025, the Fed Funds rate had declined to 4.00%–4.25%, and subsequent cuts in October and December 2025 brought the Fed Funds rate down further to approximately 3.75%–4.00%, with market expectations and Fed communications suggesting additional reductions into 2026. Over the period since March 2022, market rates across the yield curve have risen. During periods of increasing interest rates, we may offer higher crediting rates on interest-sensitive products, such as universal life insurance and fixed annuities, and we may increase crediting rates on inforce products to keep these products competitive. We may be required to accept lower spread income (the difference between the returns we earn on our investments and the amounts we credit to contract holders), thus reducing our profitability, as returns on our portfolio of invested assets may not increase as quickly as current interest rates. Rapidly rising interest rates may also expose us to the risk of financial disintermediation, which is an increase in policy surrenders, withdrawals and requests for policy loans as customers seek to achieve higher returns elsewhere, requiring us to liquidate assets in an unrealized loss position. If we experience unexpected withdrawal activity, we could exhaust our liquid assets and be forced to liquidate other less liquid assets such as limited partnership investments. We may have difficulty selling these investments in a timely manner and/or be forced to sell them for less than we otherwise would have been able to realize, which could have a material adverse effect on our business, financial condition or operating results. We have developed and maintain ALM programs and procedures that are, we believe, designed to mitigate interest rate risk by matching asset cash flows to expected liability cash flows, and robust inflows provide additional opportunities to allocate inforce assets in support of news business, further mitigating potential losses due to disintermediation risk. In addition, we assess surrender charges on withdrawals in excess of allowable penalty-free amounts that occur during the surrender charge period. The significant new business written in recent years strengthens the surrender charge protection since the surrender charges are highest in the early years of a policy. There can be no assurance that actual withdrawals, contract benefits, and maturities will match our estimates. Despite our efforts to reduce the impact of rising interest rates, we may be required to sell assets to raise the cash necessary to respond to an increase in surrenders, withdrawals and loans, thereby realizing capital losses on the assets sold.

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

As of December 31, 2025, current economic conditions, including higher interest rates, have not adversely affected our business, results of operations and financial condition. However, we cannot predict if it will impact our business, results of operations and financial condition in the future for the forgoing reasons. Higher interest rates have decreased the fair value of our investment security portfolio, primarily our fixed maturity securities, as of December 31, 2025 and December 31, 2024, resulting in our AOCI being a loss of $1.5 billion and $1.9 billion, respectively. See “Quantitative and Qualitative Disclosure about Market Risk” in this Annual Report on Form 10-K for a more detailed discussion of interest rate risk.

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
•Kubera NPA: we issued a variable note purchase agreement to Kubera for which we may be liable to fund any shortfall in Kubera’s ability to pay its obligations under the amended reinsurance agreement with FGL Insurance, assuring such principal up to $435 million is timely paid.
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

Natural and man-made catastrophes, including but not limited to, pandemics, present risks that could materially adversely affect our results of operations or the mortality or morbidity experience of our business. In addition, our business operations may be adversely affected by the increased risk of malicious and terrorist acts, which could disrupt our operations or the safety of our employees or customers. Claims arising from such events could have a material adverse effect on our business, operations and financial condition, either directly or as a result of their effect on our reinsurers or other counterparties. Such events could also have an adverse effect on the rate and amount of lapses and surrenders of existing policies, as well as sales of new policies.

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

Risks associated with a shutdown of the United States Government

The United States federal government was shut down on October 1, 2025 and reopened November 13, 2025. When the government is not funded, non-essential federal employees are furloughed and services are limited or curtailed. A prolonged shutdown may lead to broader economic uncertainty and financial market volatility. These conditions could negatively affect our operations, and overall demand for our services and products. A prolonged shutdown could disrupt our ability to complete transactions, delay regulatory approvals, impede access to government data or services necessary for our operations, and hinder our ability to execute strategic initiatives or consummate acquisitions in a timely manner. Further, a prolonged shutdown of the U.S. federal government could materially impact the operations of the SEC. For example, the SEC announced that during the October 2025 U.S. federal government shutdown, it would not declare registration statements effective. In the event of an extended shutdown, the SEC may operate with limited staff or suspend certain functions altogether, which could delay the review or effectiveness of our filings, including registration statements or other financing-related disclosures. Such delays could adversely affect our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue to fund our operations. While we strive to mitigate these risks through contingency planning and industry government affairs efforts, the ultimate impact of any government shutdown is difficult to predict and may be outside our control. Any material adverse effects resulting from a government shutdown could have a negative impact on our business, financial position, and results of operations.

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

The DOL’s New Fiduciary Rule, which was scheduled to become effective on September 23, 2024, has been challenged. On July 25, 2024, in the case of Federation of Americans for Consumer Choice, Inc., et al. v. United

States Department of Labor, et al., (“Federation of Americans”) the United States District Court for the Eastern District of Texas issued an order staying the effective date of the DOL’s New Fiduciary Rule (and related amendments to PTE 84-24) that was issued in March 2024. The District Court, in part relying on the Supreme Court’s recent ruling in Loper Bright Enterprises v. Raimondo, found that the plaintiffs (primarily insurance agents) were likely to succeed on their arguments that the New Fiduciary Rule improperly expanded the definition of an “investment advice fiduciary” under ERISA. As a result, the New Fiduciary Rule’s original effective date of September 23, 2024 was delayed until further notice.

In addition, on July 26, 2024, a companion case to Federation of Americans filed in the United States District Court for the Northern District of Texas, American Council of Life Insurers, et al. v. United States Dep’t of Labor, et al., held the remaining PTE amendments included in the New Fiduciary Rule (PTEs 2020-02, 75-1, 77-4, 80-83, 83-1 and 86-128) that were not challenged in Federation of Americans were also stayed, noting that the Northern District fully agreed with the Eastern District’s analysis and decision to stay the effective date of the New Fiduciary Rule.

On September 20, 2024, the DOL appealed both rulings to the Fifth Circuit Court of Appeals. In early 2025, the DOL filed successive unopposed motions to hold the appeals in abeyance to allow new agency officials time to become familiar with the issues in these cases and determine how they wish to proceed. The motions were granted so the appeals were in abeyance. In November 2025, the DOL moved to voluntarily dismiss their appeals and the Fifth Circuit agreed and remanded the cases to the District Courts. The DOL has moved the District Courts to allow until March 2026 to determine their position and next steps with the cases. Adverse Texas District Court rulings could have harmful effects on the insurance industry, creating additional hurdles to operate our business.

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

From time to time, various tax law changes have been proposed that could have an adverse effect on our business, including the elimination of all or a portion of the income tax advantages described above for annuities and life insurance policies. For example, changes in tax law could reduce or eliminate the tax-deferred accumulation of earnings on the deposits paid by the holders of annuities and life insurance products, which could make such products less attractive to potential purchasers. Any such enactment, interpretation, change, repeal or modification could adversely affect us, possibly with retroactive effect. For example, on July 4, 2025, the U.S. government enacted Public Law 119-21 commonly referred to as the One Big Beautiful Bill Act, which (along with prior U.S. federal tax reform legislation) has resulted in significant changes to the taxation of business entities, including, among other changes, the imposition of minimum taxes and excise taxes, changes to the taxation of income derived from international operations, changes in the deduction and amortization of research and development expenditures, and limitations on the deductibility of business interest. Additionally, insurance products, including the tax favorable features of these products, generally must be approved by the insurance regulators in each state in which they are sold. This review could delay the introduction of new products or impact the features that provide for tax advantages and make such products less attractive to potential purchasers. A shift away from life insurance and annuity products could reduce FGL Insurance’s and FGL NY Insurance’s income from the sale of such products, as well as the assets upon which FGL Insurance and FGL NY Insurance earn investment income. If legislation were enacted to eliminate the tax deferral for annuities or life insurance policies, such a change would have a material adverse effect on our ability to sell non-qualified annuities or life insurance policies. In addition, it is uncertain if and to what extent various states will conform to federal law. We continue to evaluate the impact that these and other tax reforms may have on our business.

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

We have 5,000,000 shares of preferred stock outstanding as of December 31, 2025. Pursuant to the Certificate of Designations, on January 15, 2027, unless converted earlier in accordance with the terms of the certificate of designations, each share of the 6.875% Series A Mandatory Convertible Preferred Stock, par value $0.001 per share, liquidation preference of $50.00 per share (“the FNF Preferred Stock”) will automatically convert into between 0.9456 shares and 1.1111 shares of common stock, in each case, subject to customary anti-dilution adjustments described in the certificate of designations. The number of shares of common stock issuable upon conversion will be determined based on the average volume weighted average price per share of common stock over the 20 consecutive trading day period beginning on, and including, the 21st scheduled trading day immediately prior to January 15,

2027. The FNF Preferred Stock is not subject to redemption at our option. The redemption of the FNF Preferred Stock and the payment of any excise tax could adversely affect the Company’s business, financial position and results of operations. In the event our assets are not sufficient to meet our redemption obligations, this could have a significant adverse effect on our reputation, business, financial condition, growth and ability to accomplish our strategic objectives.

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

FNF owns approximately 70% of our outstanding common stock and 5,000,000 shares of our FNF Preferred Stock. As a result, FNF is able to control the election of our directors, determine our corporate and management policies and determine, without the consent of our other shareholders, the outcome of any corporate transaction or other matter submitted to our shareholders for approval, including potential mergers or acquisitions, asset sales and other significant corporate transactions. FNF also has sufficient voting power to approve amendments to our organizational documents.

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

Moreover, FNF, our majority-owned parent, recently completed a special distribution of our stock to its shareholders, representing approximately 12% of the outstanding shares of F&G, from a portion of FNF’s ownership interest in us. As a result, the ownership interest held by FNF has been reduced from previous levels to approximately 70%. Changes in our ownership structure may affect our ability to realize the economic benefits historically associated with our prior ownership profile, including but not limited to increased volatility in our stock price or changes in our governance dynamics.

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

We and our eligible subsidiaries are “affiliated” with FNF for U.S. federal income tax purposes and will join in filing with FNF a consolidated federal income tax return for the year ended December 31, 2025. Due to the share distribution on December 31, 2025, F&G will no longer be allowed to file a consolidated tax return with FNF starting in 2026. Therefore, the obligations described here will be ending with the 2025 tax return. There will be a settlement once the final tax return is filed, but our tax attributes might still be impacted by amended returns or carrybacks involving open prior years. Pursuant to the Tax Sharing Agreement, we are periodically obligated to make payments to FNF equal to the tax obligations of us and our subsidiaries for federal income taxes and certain state and local income taxes that are computed on a combined, consolidated or unitary method. In addition, are obligated to make payments to FNF for the use of certain tax attributes of FNF and its subsidiaries that are used to offset taxes by us and our subsidiaries. Certain tax attributes of us and our subsidiaries are also available for use by FNF, for which FNF will generally be obligated to make payments to us in compensation. To the extent such tax attributes are used by FNF and its subsidiaries, they will not be available to offset taxes of us and our subsidiaries.

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

Item 1B. Unresolved Staff Comments

The Company first received a comment letter from the staff of the Division of Corporation Finance (the “Staff”) of the Securities and Exchange Commission (the “Commission”) dated April 25, 2025 relating to the Company’s Form 10-K, filed with the Commission on February 28, 2025. The Company has responded to the Staff on their initial questions and subsequent questions and we have made revisions to clarify certain factual portions of our disclosure in response. As of December 31, 2025, we do not believe any of the revisions or unresolved comments would have a material impact on our business, operations, or financial results. Once formally resolved, further updates will be made in future filings.

Item 1C. Cybersecurity

Risk Management and Strategy Disclosure

The Company’s Information Security team is responsible for executing the Company’s enterprise-wide cybersecurity strategy, which is based upon the Center for Internet Security’s best practice controls, including providing subject matter expertise, accountability, and oversight in the areas of policy and standards development, security architecture, engineering, and development practices, third-party IT and Security risk, compliance with industry, state, and federal regulations, and security education, awareness, and training. The Information Security program is managed and overseen by a full-time Chief Information Security Officer (“CISO”) with over 29 years in information technology leadership, service management, operations, information security, risk management, and regulatory compliance.

The CISO reports to the Company’s Chief Information Officer (“CIO”), who is an executive of the Company and oversees all of the Company’s information technology efforts. The Company’s CIO has over 34 years of information technology leadership experience within the insurance and financial services industries. The CIO provides regular updates to senior leadership, including reports to the Board on a periodic basis.

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

Governance Disclosure

As set forth in the Company’s charter, our Audit Committee, comprised of fully independent directors, is responsible for reviewing with management of the Company, the Company’s policies and practices with respect to risk assessment and risk management, including cybersecurity risk. The CRAO reports information and cybersecurity risks to the Audit Committee.

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

Cybersecurity Incidents

F&G did not experience a cybersecurity reporting incident during the year ended December 31, 2025. On June 30, 2023, F&G filed a Current Report on Form 8-K regarding a cybersecurity incident associated with the MOVEit file transfer system. As a result of this incident, F&G is a defendant in two putative class action lawsuits that allege certain of F&G’s customers’ personal information was disclosed due to a vulnerability in the MOVEit file transfer software. F&G’s vendor, Pension Benefit Information, LLC (“PBI”), used the MOVEit software in the course of providing audit and address research services to F&G and many other corporate customers. At this time, F&G does not believe the incident will have a material impact on its business, operations, or financial results. For more details on these lawsuits, refer to Note N - Commitment and Contingencies to the Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K.

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

Part II
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

On December 1, 2022, FNF announced completion of the distribution to FNF shareholders, on a pro rata basis, of approximately 15% of the common stock of its subsidiary, F&G. Effective December 1, 2022, F&G commenced “regular-way” trading of its common stock on the New York Stock Exchange (“NYSE”) under the symbol “FG”. On December 31, 2025, FNF distributed, on a pro rata basis, approximately 12% of the outstanding shares of F&G common stock. FNF retained control of F&G through approximately 70% ownership of F&G common stock as of December 31, 2025 and continues to trade on the NYSE under the symbol “FNF”.

On January 31, 2026, the last reported sale price of our common stock on the NYSE was $29.49. We had approximately 6,794 shareholders of record of our Common Stock on January 31, 2026. This number does not include the stockholders for whom shares are held in a “nominee” or “street” name.

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
*$100 invested on December 1, 2022 in stock or on November 30, 2022, in index, including reinvestment of dividends. Fiscal year ending December 31.

	12/01/22	12/31/22	12/31/23	12/31/24	03/31/25	06/30/25	09/30/25	12/31/25
F&G Annuities and Life, Inc.	$100.00	$104.60	$247.92	$228.18	$199.52	$178.23	$175.42	$174.38
S&P 500	100.00	94.24	119.01	148.79	142.43	158.02	170.86	175.39
S&P 500 Life & Health Insurance	100.00	94.94	99.35	119.52	123.06	119.72	124.47	126.53

Dividends on Ordinary Shares

On February 19, 2026, our Board of Directors declared a quarterly cash dividend of $0.25 per share, payable on March 31, 2026, to F&G common shareholders of record as of March 17, 2026. During the years ended December 31, 2025, 2024, and 2023, we declared dividends on our common stock of $0.91, $0.85 and $0.81, respectively. On February 19, 2026, our Board of Directors also declared a quarterly cash dividend of $0.8594 per share on the F&G 6.875% Series A Mandatory Convertible Preferred Stock, par value $0.001 per share, liquidation preference of $50.00 per share (the “FNF Preferred Stock”) for the period from January 15, 2026 to and excluding April 15, 2026, to be paid on April 15, 2026, to FNF Preferred Stock record holders as of April 1, 2026. Preferred Stock dividends of approximately $17 million were declared during the year ended December 31, 2025.

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

Purchases of Equity Securities by the Issuer

In 2023, F&G’s Board of Directors approved a three-year stock repurchase program, under which the Company may repurchase up to $50 million of F&G common stock. There were no shares of F&G common stock repurchased under the program during the year ended December 31, 2025. The total remaining authorization of F&G common stock that may yet be purchased under the program at December 31, 2025 totaled approximately $32 million. The Company believes the share repurchase program is an efficient means of returning cash to shareholders when we consider the shares to be undervalued. For further details of the repurchase program, refer to Note U - Equity to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

There were no unregistered sales of equity securities sold during the period covered by this Annual Report on Form 10-K that were not previously included in a Current Report on Form 8-K.

Item 6. Reserved

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the years ended December 31, 2025, December 31, 2024 and December 31, 2023 should be read together with, and is qualified in its entirety by reference to, our Consolidated Financial Statements and related notes included elsewhere in this Annual Report on Form 10-K which have been prepared in accordance with GAAP. The following discussion may contain forward-looking statements based on assumptions we believe to be reasonable. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in “Risk Factors” and “Note Regarding Forward-Looking Statements.”

Our Results of Operations discussion and analysis presents a review for the years ended December 31, 2025, 2024 and 2023, and year-over-year comparisons between these years. For a discussion of our 2024 results of operations, including year-over-year comparison to the year ended December 31, 2023, refer to Part I, Item 7 of our Annual Report on Form 10-K, which was filed with the SEC on February 28, 2025.

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

Market Conditions

Market conditions can change rapidly with significant positive or negative impacts on our results. Volatility can pressure sales and reduce demand as consumers hesitate to make financial decisions. We anticipate various macroeconomic factors will continue to drive uncertainty and instability, which could have a significant impact on the Company during fiscal year 2026. These factors include, among others, consumer spending, business investment, government spending, government shutdown, the volatility and strength of the capital markets, investor and consumer confidence, foreign currency exchange rates, commodity prices, inflation levels, changes in trade policy, tariffs and trade sanctions on goods, trade wars, United States-China relations and supply chain disruptions.

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

Interest Rate Environment

Some of our products include guaranteed minimum crediting rates, most notably our fixed rate annuities. As of December 31, 2025 and December 31, 2024, our reserves, net of reinsurance, and average crediting rate on our fixed rate annuities were $6.4 billion and 4.84%, respectively, and $6.4 billion and 4.42%, respectively. We are required to pay the guaranteed minimum crediting rates even if earnings on our investment portfolio decline, which would negatively impact earnings. In addition, we expect more policyholders to hold policies with comparatively high guaranteed rates for a longer period in a low interest rate environment. Conversely, a rise in average yield on our investment portfolio would increase earnings if the average interest rate we pay on our products does not rise correspondingly. Similarly, we expect that policyholders would be less likely to hold policies with existing guarantees as interest rates rise and the relative value of other new business offerings are increased, which would negatively impact our earnings and cash flows.

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

Industry Factors and Trends Affecting Our Results of Operations

We operate in the sector of the insurance industry that focuses on the needs of middle-income Americans. The underserved middle-income market represents a major growth opportunity for us. As a tool for addressing the unmet need for retirement planning, we believe that many middle-income Americans have grown to appreciate the financial certainty that we believe annuities such as our indexed annuity products afford. For example, the fixed index annuity (“FIA”) market grew from nearly $12 billion of sales in 2002 to $130 billion of sales in 2024 and the registered index-linked annuities (“RILA”) market grew from $17 billion of sales in 2019 to $62 billion of sales in 2024. Additionally, this market demand has positively impacted the IUL market as it has expanded from $100 million of annual sales in 2002 to $2 billion of annual sales in 2024.

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

Our aggregate reserves for contractholder funds, FPBs and MRBs on a direct and net basis as of December 31, 2025 and December 31, 2024, are summarized as follows (in millions):

	As of December 31, 2025
	Direct	Deposit Asset/ Reinsurance Recoverable	Net
Indexed annuities	$34,449	$(3,198)	$31,251
Fixed rate annuities	19,267	(12,863)	6,404
Single premium immediate annuities ("SPIA") and other	1,628	(107)	1,521
IUL and other life	4,681	(1,377)	3,304
Funding agreements	6,234	—	6,234
PRT	8,125	—	8,125
Total	$74,384	$(17,545)	$56,839

	As of December 31, 2024
	Direct	Deposit Asset/ Reinsurance Recoverable	Net
Indexed annuities	$31,002	$(861)	$30,141
Fixed rate annuities	17,443	(11,009)	6,434
SPIA and other	1,673	(109)	1,564
IUL and other life	4,203	(1,390)	2,813
Funding agreements	5,315	—	5,315
PRT	6,066	—	6,066
Total	$65,702	$(13,369)	$52,333
We have indexed annuities and IUL contracts that permit the holder to elect an interest rate return or an equity index linked component, where interest credited to the contracts is linked to the performance of various equity indices, such as the S&P 500 Index. This feature represents an embedded derivative under GAAP. The indexed annuities/IUL embedded derivatives are valued at fair value and included in the liability for Contractholder funds in the Consolidated Balance Sheets with the ceded portion of the reinsured indexed crediting feature embedded derivatives recorded as a component of the Reinsurance recoverable in the Consolidated Balance Sheets. Changes in fair value are included as a component of Benefits and other changes in policy reserves in the Consolidated Statements of Operations.

For life-contingent immediate annuity policies, gross premiums received in excess of net premiums are deferred at initial recognition as a deferred profit liability (“DPL”). Gross premiums are measured using assumptions consistent with those used in the measurement of the related liability for FPBs.

Valuation of Fixed Maturity, Preferred and Common Equity Securities, and Derivatives

Our investments in fixed maturity securities have been designated as available-for-sale (“AFS”) and are carried at fair value, net of allowance for expected credit losses, with unrealized gains and losses included within accumulated other comprehensive income (loss) (“AOCI”), net of deferred income taxes. Our equity securities are carried at fair value with unrealized gains and losses included in net income (loss). Realized gains and losses on the sale of investments are determined on the specific identification basis and are credited or charged to income on a trade date basis.

Management’s assessment of all available data when determining fair value of the fixed maturity securities is necessary to appropriately apply fair value accounting. Management utilizes information from independent pricing services, who take into account perceived market movements and sector news, as well as a security’s terms and conditions, including any features specific to that issue that may influence risk and marketability. Depending on the security, the priority of the use of observable market inputs may change as some observable market inputs may not be relevant or additional inputs may be necessary. We generally obtain one value from our primary external pricing service. In situations where a price is not available from the independent pricing service, we may obtain broker quotes or prices from additional parties recognized to be market participants. We believe the broker quotes are prices at which trades could be executed based on historical trades executed at broker-quoted or slightly higher prices. When quoted prices in active markets are not available, the determination of estimated fair value is based on market standard valuation methodologies, including discounted cash flows, matrix pricing, or other similar techniques.

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

The fair value of derivative assets and liabilities is based upon valuation pricing models or independent broker quotes and represents what we would expect to receive or pay at the balance sheet date if we canceled or exercised the derivative or entered into offsetting positions. Fair values for instruments utilizing valuation pricing models are determined internally using a conventional model and market observable inputs, including interest rates, yield curve volatilities and other factors. Credit risk related to the counterparty is considered when estimating the fair values of these derivatives. However, we are largely protected by collateral arrangements with counterparties when individual counterparty exposures exceed certain thresholds. The fair value of futures contracts (specifically for indexed annuities contracts) at the balance sheet date represents the cumulative unsettled variation margin (open trade equity net of cash settlements). The fair value of an interest rate swap represents the change in projected interest rates between the reporting date and the date the interest rate swap was executed. The fair values of the embedded derivatives in our indexed annuities and IUL contracts are derived using market value of options, use of current and budgeted option cost, swap rates, mortality rates, surrender rates, partial withdrawals, and non-performance spread. The discount rate used to determine the fair value of our indexed annuities/IUL embedded derivative liabilities includes an adjustment to reflect the risk that these obligations will not be fulfilled (“non-performance risk”). For the years ended December 31, 2025 and December 31, 2024, our non-performance risk adjustment was based on the expected loss due to default in debt obligations for similarly rated financial companies. See Note B - Fair Value of

Financial Instruments and Note D - Derivative Financial Instruments to our Consolidated Financial Statements included in Part II - Item 8 of this Annual Report on Form 10-K.

F&G cedes certain business on a coinsurance funds withheld basis. Assets supporting the arrangements are reported within Funds withheld for reinsurance liabilities on our Consolidated Balance Sheets. All assets within the Funds withheld for reinsurance liabilities are recorded in a manner consistent with each respective item of our accounting policies discussed in Note A - Business and Summary of Significant Accounting Policies to our Consolidated Financial Statements included in Part II - Item 8 of this Annual Report on Form 10-K. Investment results for the assets that support the coinsurance that are segregated within the funds withheld account are passed directly to the reinsurer pursuant to the contractual terms of the reinsurance arrangement, which creates embedded derivatives considered to be total return swaps. These embedded derivatives are not clearly and closely related to the underlying reinsurance agreement and thus require bifurcation. For arrangements reinsuring indexed annuities products, the funds withheld account additionally contains an embedded derivative representing the index credit obligation due the reinsurer, resulting in a compound embedded derivative. Beginning in 2025, these embedded derivatives are reported in Funds withheld for reinsurance liabilities, irrespective if in a net asset position or a net liability position, on the Consolidated Balance Sheets and prior periods have been reclassified from Prepaid expenses and other assets to conform with the current presentation. The related gains or losses are reported in Recognized gains and (losses), net on the Consolidated Statements of Operations. Refer to Note B – Fair Value of Financial Instruments for descriptions of the fair value methodologies used for these and other derivative financial instruments and Note D - Derivatives and Note E - Reinsurance to our Consolidated Financial Statements included in Part II - Item 8 of this Annual Report on Form 10-K for additional information.

We categorize our fixed maturity securities, preferred securities, common equity securities and derivatives into a three-level hierarchy based on the priority of the inputs to the valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the fair value measurement of the instrument. The following table presents the fair value of fixed maturity securities and equity securities by pricing source, hierarchy level and net asset value (“NAV”) as of December 31, 2025 and December 31, 2024, dollars in millions.

	As of December 31, 2025
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	NAV	Total
Fixed maturity securities and equity securities:
Prices via third party pricing services	$746	$38,986	$752	$—	$40,484
Priced via independent broker quotations	—	—	12,522	—	12,522
Priced via other methods	—	—	—	35	35
Total	$746	$38,986	$13,274	$35	$53,041
% of Total	1%	74%	25%	—%	100%

	As of December 31, 2024
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	NAV	Total
Fixed maturity securities and equity securities:
Prices via third party pricing services	$441	$35,136	$852	$—	$36,429
Priced via independent broker quotations	—	—	10,246	—	10,246
Priced via other methods	—	—	—	57	57
Total	$441	$35,136	$11,098	$57	$46,732
% of Total	1%	75%	24%	—%	100%

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

Goodwill

As of December 31, 2025 and December 31, 2024, goodwill was $2,180 million and $2,179 million. The goodwill was recorded in connection with the owned distribution acquisitions and the FNF Acquisition.

In evaluating the recoverability of goodwill, we perform a qualitative analysis at the reporting unit level to determine whether there are any events or circumstances that would indicate it is more likely than not that the fair value of our recorded goodwill exceeds its carrying value. Based on the results of this analysis, an annual goodwill impairment test may be completed based on an analysis of the discounted future cash flows generated by the underlying assets. The process of determining whether or not goodwill is impaired or recoverable relies on projections of future cash flows, operating results and market conditions. Future cash flow estimates are based partly on projections of market conditions such as the volume and mix of refinance and purchase transactions and interest rates, which are beyond our control and are likely to fluctuate. While we believe that our estimates of future cash flows are reasonable, these estimates are not guarantees of future performance and are subject to risks and uncertainties that may cause actual results to differ from what is assumed in our impairment tests. Such analyses are particularly sensitive to changes in estimates of future cash flows and discount rates. Changes to these estimates might result in material changes in fair value and determination of the recoverability of goodwill, which may result in charges against earnings and a reduction in the carrying value of our goodwill in the future. We completed annual goodwill impairment analyses in the fourth quarter of each period presented using a September 30 measurement date. For the years ended December 31, 2025 and December 31, 2024, we determined there were no events or circumstances that indicated that the carrying value exceeded the fair value.

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

For the year ended December 31, 2025, changes in market conditions, including changing interest rates, resulted in deferred tax assets related to the net unrealized capital losses in the Company’s investment portfolio. U.S. GAAP requires the evaluation of the recoverability of deferred tax assets and the establishment of a valuation allowance, if necessary, to reduce the deferred tax asset to an amount that is more likely than not to be realized. When assessing the need for valuation allowance on the unrealized capital loss deferred tax assets, we assert a tax planning strategy to hold the vast majority of underlying securities to recovery or maturity. Our ability to assert such a tax planning strategy is dependent upon factors such as the Company’s asset/liability matching process, overall investment strategy, projected future annuity product sales, and expected liquidity needs. In the event these estimates differ from our prior estimates due to the receipt of new information, we may be required to significantly change the income tax expense recorded in the Consolidated Financial Statements. This includes a further significant decline in value of assets incorporated into our tax planning strategies which could lead to an increase of our valuation allowance on deferred tax assets having an adverse effect on current and future results.

Refer to Note H - Income Taxes to our Consolidated Financial Statements included in this Annual Report on Form 10-K for details.

Business Overview

We are in three distinct retail channels and two institutional markets. Our three retail channels include agent-based Independent Marketing Organizations (“IMOs”), banks and broker-dealers. We have deep, long-tenured relationships with our network of leading IMOs and their agents to serve the needs of the middle-income market and develop competitive annuity and life products to align with their evolving needs. Upon FNF’s acquisition of F&G on June 1, 2020 (the “FNF Acquisition”), and F&G’s subsequent rating upgrades in mid-2020, we launched into banks and broker-dealers. Further, in 2021, we launched into two institutional markets to originate Funding Agreement Backed Notes (“FABN”) and pension risk transfer (“PRT”) transactions. The FABN Program offers funding agreements to institutional clients by means of capital markets transactions through investment banks. The funding agreements issued under the FABN Program are in addition to those issued to the Federal Home Loan Bank of Atlanta (“FHLB”). The PRT solutions business is supported by an experienced team, and we partner with brokers and institutional consultants for distribution. These markets leverage our existing team's spread-based capabilities as well as our strategic partnership with Blackstone ISG-I Advisors LLC.

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

On December 1, 2022, FNF distributed, on a pro rata basis, approximately 15% of the common stock of F&G. The purpose of the distribution was to enhance and more fully recognize the overall market value of each company. Additionally, on December 31, 2025, FNF distributed, on a pro rata basis, approximately 12% of the outstanding shares of F&G common stock. Following the distribution, FNF retained approximately 70% ownership of F&G common stock as of December 31, 2025.

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

Under GAAP, premium collections for deferred annuities (indexed annuities and fixed rate annuities), immediate annuities and PRT without life contingency, and deposits received for funding agreements are reported in the financial statements as deposit liabilities (i.e., contractholder funds) instead of as sales or revenues. Similarly, cash payments to customers are reported as decreases in the liability for contractholder funds and not as expenses. Sources of revenues for products accounted for as deposit liabilities are net investment income, surrender charges, cost of insurance and other charges deducted from contractholder funds (i.e., amortization of unearned revenue liabilities (“URL”)), and net realized gains (losses) on investments. Components of expenses for products accounted for as deposit liabilities are interest-sensitive and index product benefits (primarily interest credited to account balances or the hedging cost of providing index credits to the policyholder), amortization of value of business acquired (“VOBA”), deferred acquisition costs (“DAC”) and deferred sales inducements (“DSI”), and other operating costs and expenses.

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

Results of Operations

The results of operations for the years ended December 31, 2025, 2024 and 2023 were as follows (in millions):

	Year Ended December 31,
	2025	2024	2023
Revenues
Life insurance premiums and other fees	$2,795	$2,860	$2,413
Interest and investment income	2,837	2,719	2,211
Owned distribution revenues	89	81	—
Recognized gains and (losses), net	10	84	(124)
Total revenues	5,731	5,744	4,500
Benefits and expenses
Benefits and other changes in policy reserves	3,963	3,791	3,553
Market risk benefit losses (gains)	167	(25)	95
Depreciation and amortization	665	569	412
Personnel costs	293	296	232
Other operating expenses	156	203	146
Interest expense	164	132	97
Total benefits and expenses	5,408	4,966	4,535
Earnings (loss) before income taxes	323	778	(35)
Income tax expense	52	136	23
Net earnings (loss)	271	642	(58)
Less: Non-controlling interests	6	3	—
Net earnings (loss) attributable to F&G	265	639	(58)
Less: Preferred stock dividend	17	17	—
Net earnings (loss) attributable to F&G common shareholders	$248	$622	$(58)

The following table summarizes sales by product type (in millions) (see “Non-GAAP Financial Measures”):

	Year Ended December 31,
	2025	2024	2023
Indexed annuities ("FIA/RILA")	$6,703	$6,729	$4,699
IUL	190	166	156
PRT	2,126	2,242	1,976
Subtotal: Core sales	9,019	9,137	6,831
Fixed rate annuities ("MYGA")	3,794	5,105	5,066
Funding agreements ("FABN/FHLB")	1,825	1,020	1,256
Subtotal: Opportunistic sales	5,619	6,125	6,322
Gross sales	14,638	15,262	13,153
Sales attributable to flow reinsurance to third parties	(4,609)	(4,691)	(3,915)
Net sales	$10,029	$10,571	$9,238
•Gross sales were modestly lower during the year ended December 31, 2025 compared to the year ended December 31, 2024, and higher for the year ended December 31, 2024 compared to the year ended December 31, 2023. Core sales of indexed annuities, IUL, and PRT, were modestly lower for the year ended December 31, 2025 compared to the year ended December 31, 2024, and higher for the year ended December 31, 2024 compared to the year ended December 31, 2023. Opportunistic sales of MYGA and funding agreements are subject to fluctuation period to period based on economics and market opportunity; we continue to prioritize pricing discipline and capital allocation to the highest return opportunities.

•Sales attributable to flow reinsurance to third parties, including the reinsurance vehicle that went into effect August 1, 2025, were modestly lower during the year ended December 31, 2025 compared to the year ended December 31, 2024, and higher for the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily reflecting the level of MYGA sales during the respective periods, the addition of new reinsurance and changes in the percentages ceded during the periods.
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

	Year Ended December 31,
	2025	2024	2023
Life-contingent pension risk transfer premiums	$2,108	$2,217	$1,964
Traditional life insurance and life-contingent immediate annuity premiums	30	35	43
Surrender charges	253	268	103
Policyholder fees and other income	404	340	303
Life insurance premiums and other fees (a)	$2,795	$2,860	$2,413
(a) Reported net of ceded premiums of $85 million, $94 million and $105 million and ceded product fees of $60 million, $47 million and $49 million for the years ended December 31, 2025, 2024 and 2023, respectively.

•Life-contingent pension risk transfer premiums were modestly lower during the year ended December 31, 2025 compared to the year ended December 31, 2024, and higher for the year ended December 31, 2024 compared to the year ended December 31, 2023, reflecting the timing of PRT transactions. PRT premiums are subject to fluctuation period to period.
•Surrender charges were modestly lower for the year ended December 31, 2025 compared to the year ended December 31, 2024, and higher for the year ended December 31, 2024 compared to the year ended December 31, 2023. These charges primarily reflect withdrawals from policyholders with surrender charges and market value adjustments (“MVAs”), primarily on our indexed annuities policies, and are subject to changes in the interest rate environment. See “Item 1. Business – The Products We Offer – Withdrawal Option for Deferred Annuities,” in this Annual Report on Form 10-K for additional discussion on surrender charges and MVAs.
•Policyholder fees and other income increased for the years ended December 31, 2025 and 2024, primarily reflecting higher guaranteed minimum withdrawal benefit (“GMWB”) rider fees and increased cost of insurance charges, net of changes in unearned revenue liabilities (“URL”) on IUL policies from growth in business. GMWB rider fees are based on the policyholder's benefit base and are collected at the end of the policy year. The increase for the year ended December 31, 2025 also includes a reinsurance true-up adjustment.

Interest and Investment Income

Below is a summary of interest and investment income (in millions):

	Year Ended December 31,
	2025	2024	2023
Fixed maturity securities, available-for-sale	$2,247	$2,181	$1,843
Equity securities	18	21	20
Preferred securities	14	23	41
Mortgage loans	374	273	229
Invested cash and short-term investments	105	161	76
Limited partnerships	302	323	229
Other investments	43	32	27
Gross investment income	3,103	3,014	2,465
Investment expense	(266)	(295)	(254)
Interest and investment income	$2,837	$2,719	$2,211

Interest and investment income is shown net of amounts attributable to certain funds withheld reinsurance agreements which is passed along to the reinsurer in accordance with the terms of these agreements. Interest and investment income attributable to these agreements, and thus excluded from the totals in the table above, was $816 million, $636 million and $339 million, for the years ended December 31, 2025, 2024 and 2023, respectively.

Our AAUM and yield on AAUM are summarized as follows (annualized) (dollars in millions) (see “Non-GAAP Financial Measures” above and “Reconciliation of total investments to AUM’ below):

	Year Ended December 31,
	2025	2024	2023
Annualized interest and investment income	$2,837	$2,719	$2,211
AAUM	$55,384	$51,574	$46,044
Yield on AAUM (at amortized cost)	5.12%	5.27%	4.80%
•AAUM was higher for the years ended December 31, 2025 and 2024, reflecting net new business asset flows, stable inforce retention and net capital transaction proceeds.
•Interest and investment income was higher for the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily due to $201 million from invested asset growth and $33 million of all other rate and mix impacts, partially offset by $116 million of lower returns on alternative investments.
•Interest and investment income was higher for the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily due to $266 million from invested asset growth, $49 million from returns on alternative investments and $193 million of all other rate and mix impacts.
Owned Distribution Revenues

Below is a summary of owned distribution revenues (in millions):

	Year Ended December 31,
	2025	2024	2023
Owned distribution revenues	$89	$81	$—
Owned distribution revenues	$89	$81	$—

•Owned distribution revenues represent commissions received by our majority owned distribution partners generated from third-party annuity and life insurance sales. Override and bonus commissions are recognized as revenue at the effective date of each policy sold under a contract. Owned distribution revenues were higher for the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily reflecting higher commission revenues.

Recognized Gains and (Losses), Net

Below is a summary of the major components included in recognized gains and losses, net (in millions):

	Year Ended December 31,
	2025	2024	2023
Net realized and unrealized (losses) gains on fixed maturity available-for-sale securities, equity securities and other invested assets	$(45)	$76	$(111)
Change in allowance for expected credit losses	(56)	(34)	(37)
Net realized and unrealized gains (losses) on certain derivatives instruments	250	70	147
Change in fair value of reinsurance related embedded derivatives	(148)	(32)	(128)
Change in fair value of other derivatives and embedded derivatives	9	4	5
Recognized gains and (losses), net	$10	$84	$(124)
Recognized gains and (losses), net is shown net of amounts attributable to certain funds withheld reinsurance agreements which is passed along to the reinsurer in accordance with the terms of these agreements. Recognized gains and (losses) attributable to these agreements, and thus excluded from the totals in the table above, was $(154) million, $(30) million and $(123) million for the years ended December 31, 2025, 2024 and 2023, respectively.
•For the year ended December 31, 2025, net realized and unrealized (losses) gains on fixed maturity available-for-sale securities, equity securities and other invested assets is primarily the result of mark-to-market losses on our equity securities and net realized losses on fixed maturity available-for-sale securities.
•For the year ended December 31, 2024, net realized and unrealized gains (losses) on fixed maturity available-for-sale securities, equity securities and other invested assets is primarily the result of unrealized fair value option (“FVO”) gains on our unconsolidated owned distribution investments and mark-to-market gains on our preferred and equity securities.
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
•The fair value of the reinsurance-related embedded derivatives in our funds withheld (“FWH”) reinsurance agreements are estimated based upon the change in fair value (for total return swaps), or the fair value (for the index credit obligation due the reinsurer), of the assets supporting the funds withheld from reinsurance liabilities.

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

The components of the realized and unrealized gains (losses) on certain derivative instruments hedging our indexed annuities, universal life products and floating rate investments are summarized in the table below (Dollars in millions):

	Year Ended December 31,
	2025	2024	2023
Equity options:
Realized (losses) gains	$(77)	$220	$(216)
Change in unrealized gains (losses)	254	(75)	308
Futures contracts:
Gains on futures contracts expiration	26	24	7
Change in unrealized gains (losses)	6	(6)	2
Foreign currency swaps losses	(9)	—	—
Interest rate swaps gains (losses)	59	(103)	48
Other derivative investments:
(Losses) gains on other derivative investments	(9)	10	(2)
Total net change in fair value	$250	$70	$147

Annual Point-to-Point Change in S&P 500 Index during the periods	16%	23%	24%
Secured Overnight Financing Rates	3.87%	4.49%	5.38%
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
The average index credits to policyholders are as follows:

	Year Ended December 31,
	2025	2024	2023
Average Crediting Rate	4%	4%	1%
S&P 500 Index:
Point-to-point strategy	5%	4%	2%
Monthly average strategy	3%	3%	1%
Monthly point-to-point strategy	2%	5%	—%
3 year high water mark	13%	3%	8%
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

Benefits and Expenses

Benefits and Other Changes in Policy Reserves

Below is a summary of the major components included in Benefits and other changes in policy reserves (in millions):

	Year Ended December 31,
	2025	2024	2023
PRT agreements	$2,194	$2,310	$2,016
Indexed annuities/IUL market related liability movements	(56)	(221)	588
Index credits, interest credited and bonuses	1,859	1,696	831
Other changes in policy reserves	(34)	6	118
Benefits and other changes in policy reserves (a)	$3,963	$3,791	$3,553
(a) Reported net of ceded benefits and other changes in policy reserves of $234 million, $196 million and $175 million for the years ended December 31, 2025, 2024 and 2023, respectively.

•PRT agreements, primarily representing the change in reserves associated with PRT premiums during the periods, were modestly lower during the year ended December 31, 2025 compared to the year ended December 31, 2024, and increased for the year ended December 31, 2024 compared to the year ended December 31, 2023 reflecting the timing of PRT transactions. PRT transactions are subject to fluctuation period to period.
•The indexed annuities/IUL market related liability movements for all periods presented are mainly driven by changes in the equity markets, non-performance spreads, and risk-free rates during the respective periods. The change in risk free rates and non-performance spreads increased (decreased) the indexed annuities market related liability by approximately $138 million, $(203) million and $106 million during the years ended December 31, 2025, 2024 and 2023, respectively. The remaining changes in market value of the market related liability movements for all periods were primarily driven by equity market impacts. See “Revenues — Recognized gains and (losses), net” above for summary and discussion of net unrealized gains (losses) on certain derivative instruments.
•Annually, typically in the third quarter, we review assumptions associated with reserves for policy benefits and product guarantees.

•For the year ended December 31, 2025, based on policyholder behavior, experience and interest rate movements, we reflected updates to surrender assumptions for recent and expected near term policyholder behavior, as well as updated certain indexed annuities assumptions used to calculate the fair value of the embedded derivative component within Contractholder funds. These changes resulted in a decrease in total benefits and other changes in policy reserves of approximately $20 million for the year ended December 31, 2025.

•For the year ended December 31, 2024, based on policyholder behavior, experience and interest rate movements, we reflected updates to surrender assumptions for recent and expected near term policyholder behavior, as well as updated certain indexed annuities assumptions used to calculate the fair value of the embedded derivative component within Contractholder funds. These changes resulted in a decrease in total benefits and other changes in policy reserves of approximately $89 million.

•For the year ended December 31, 2023, based on increases in interest rates and pricing changes, we updated certain indexed annuities assumptions used to calculate the fair value of the embedded derivative component within Contractholder funds and also aligned reserves to actual policyholder behavior. These changes resulted in an increase in total benefits and other changes in policy reserves of approximately $73 million.

•Index credits, interest credited and bonuses were higher for the years ended December 31, 2025 and 2024, primarily reflecting higher index credits and interest credited on indexed annuities and other policies as a result of market movement during the respective periods and higher interest credited associated with the growth in PRT agreements.
Market Risk Benefit Losses (Gains)

Below is a summary of market risk benefit losses (gains) (in millions):

	Year Ended December 31,
	2025	2024	2023
Market risk benefit losses (gains)	$167	$(25)	$95

•Market risk benefit losses (gains) is primarily driven by issuances, attributed fees collected, effects of market related movements (including changes in equity markets and risk-free rates), actual policyholder behavior as compared with expected, changes in assumptions during the periods. Market risk benefit losses (gains) are reported net of reinsurance, reflecting an amended reinsurance agreement effective July 1, 2024.
•Changes in market risk benefit losses (gains) for the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily reflect unfavorable market related movements and unfavorable actual policyholder behavior as compared to expected.
•Changes in market risk benefit losses (gains) for the year ended December 31, 2024, compared to the year ended December 31, 2023, primarily reflect more favorable market related movements and favorable actual policyholder behavior as compared to expected.
Depreciation and Amortization

Below is a summary of the major components included in depreciation and amortization (in millions):

	Year Ended December 31,
	2025	2024	2023
Amortization of DAC, VOBA and DSI	$576	$495	$382
Amortization of other intangible assets and fixed asset depreciation	89	74	30
Depreciation and amortization	$665	$569	$412
•DAC, VOBA and DSI are amortized on a constant level basis for the grouped contracts over the expected term of the related contracts to approximate straight-line amortization. Depreciation and amortization increased for the years ended December 31, 2025 and 2024, primarily reflecting increased DAC and DSI associated with the growth of the business. In addition, as a result of our annual actuarial assumption update process, amortization rates on some DAC and DSI balances increased primarily for indexed annuities. Amortization of VOBA also increased approximately $15 million for the year ended December 31, 2024, reflecting other actuarial model updates and refinements.
•Amortization of other intangible assets and fixed asset depreciation for the year ended December 31, 2025 and 2024 included amortization of other intangible assets from our majority owned interests in Roar and PALH that were acquired in 2024.

Personnel Costs and Other Operating Expenses

Below is a summary of personnel costs and other operating expenses (in millions):

	Year Ended December 31,
	2025	2024	2023
Personnel costs	$293	$296	$232
Other operating expenses	156	203	146
Total personnel costs and other operating expenses	$449	$499	$378

•Personnel costs and other operating expenses decreased during the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily reflecting costs in line with sales volumes and growth in assets, disciplined expense management, including one-time management actions taken in the second quarter of 2025, along with continued investments in our operating platform.
•Personnel costs and other operating expenses increased for the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily reflecting costs in line with sales volumes and growth in assets, along with continued investments in our operating platform. The increase for the year ended December 31, 2024 also included $39 million from our majority owned interests in Roar and PALH, $26 million related to the change in fair value of contingent consideration and $19 million of guaranty fund assessments.
Interest expense

Below is a summary of interest expense (in millions):

	Year Ended December 31,
	2025	2024	2023
Interest expense	$164	$132	$97

•Interest expense increased for the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily reflecting interest on the debt issuances in 2024 and January 2025, partially offset by the payoffs of the 5.50% Senior Notes in February 2025 and the revolving credit facility in 2024.
•Interest expense increased for the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily reflecting interest on the debt issuances in December 2023, June 2024, and October 2024, partially offset by lower interest resulting from a partial repayment of the 5.5% F&G Notes in June 2024 and lower balances on the revolving credit facility.
Other Items Affecting Net Earnings

Income Tax Expense

Below is a summary of the major components included in income tax expense (benefit) (dollars in millions):

	Year Ended December 31,
	2025	2024	2023
Earnings (loss) before taxes	$323	$778	$(35)

Income tax expense (benefit) before valuation allowance	56	150	(12)
Change in valuation allowance	(4)	(14)	35
Income tax expense	$52	$136	$23
Effective rate	16%	17%	(66)%

•The income tax expense for the year ended December 31, 2025 was $52 million compared to income tax expense of $136 million for the year ended December 31, 2024. The effective tax rate was 16% and 17%,

respectively, for the years ended December 31, 2025 and December 31, 2024. The effective tax rate for the year ended December 31, 2025 differs from the statutory rate of 21% primarily due to favorable permanent adjustments and valuation allowance release on unrealized losses and capital loss carryforwards. The effective tax rate for the year ended December 31, 2024 differs from the statutory rate of 21% primarily due to favorable permanent adjustments and valuation allowance release on unrealized losses and capital loss carryforwards. The effective tax rate for the year ended December 31, 2023 differs from the statutory rate of 21% primarily due to a tax valuation allowance expense recorded on unrealized losses and capital loss carryforwards.
•See Note H - Income Taxes to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for further information.
Adjusted Net Earnings (See “—Non-GAAP Financial Measures”)

The table below shows the adjustments made to reconcile Net earnings (loss) attributable to common shareholders to Adjusted net earnings attributable to common shareholders (in millions):

	Year Ended December 31,
	2025	2024	2023
Net earnings (loss) attributable to F&G common shareholders	$248	$622	$(58)
Non-GAAP adjustments:
Recognized (gains) and losses, net
Net realized and unrealized (gains) losses on fixed maturity available-for-sale securities, equity securities and other invested assets	44	(76)	98
Change in allowance for expected credit losses	54	32	48
Change in fair value of reinsurance related embedded derivatives	139	33	128
Change in fair value of other derivatives and embedded derivatives	(57)	38	(60)
Recognized (gains) losses, net	180	27	214
Market related liability adjustments	28	(214)	258
Purchase price amortization	80	84	22
Transaction costs, other and non-recurring items	16	16	3
Non-controlling interest	(9)	(10)	—
Income taxes adjustment	(61)	21	(104)
Adjusted net earnings attributable to common shareholders	$482	$546	$335

The commentary below is intended to provide additional information on the significant income and expense items that help explain the trends in our adjusted net earnings for each time period, as we believe these items provide further clarity to the financial performance of the business.

•Adjusted net earnings of $482 million for the year ended December 31, 2025 included income from a $16 million reinsurance true-up adjustment, $10 million tax valuation allowance benefit, and $4 million of actuarial reserve release. Investment income from alternative investments was $278 million below management’s long-term expected return of approximately 10%.
•Adjusted net earnings of $546 million for the year ended December 31, 2024 included expense from $30 million of actuarial model updates and refinements; partially offset by income from a $14 million tax valuation allowance and $6 million of other income items. Investment income from alternative investments was $145 million below management’s long-term expected return of approximately 10%.
•Adjusted net earnings of $335 million for the year ended December 31, 2023 included expense from $37 million tax valuation allowance, $10 million of one-time fixed asset impairment charge and $9 million actuarial industry assumption updates. Investment income from alternative investments was $153 million below management’s long-term expected return of approximately 10%.

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

Our investments include assets backing reserves as part of coinsurance with funds withheld agreements. The funds withheld invested assets are reported within their respective line items.

As of December 31, 2025 and 2024, the fair value of our investment portfolio was approximately $69 billion and $60 billion, respectively, and was divided among the following asset classes and sectors (dollars in millions):

	December 31, 2025		December 31, 2024
	Fair Value	Percent	Fair Value	Percent
Fixed maturity securities, available for sale:
United States Government full faith and credit	$493	1%	$158	—%
United States Government sponsored entities	196	—	95	—
United States municipalities, states and territories	1,355	2	1,346	2
Foreign Governments	261	—	186	—
Corporate securities:
Finance, insurance and real estate	9,309	14	8,611	14
Manufacturing, construction and mining	1,386	2	1,139	2
Utilities, energy and related sectors	3,681	5	2,971	5
Wholesale/retail trade	3,732	5	3,210	5
Services, media and other	5,142	8	4,547	8
Hybrid securities	609	1	581	1
Non-agency residential mortgage-backed securities	2,649	4	2,693	5
Commercial mortgage-backed securities (a)	5,155	8	5,131	9
Asset-backed securities ("ABS") (a)	7,842	11	10,270	17
Collateral loan obligations and loan backed-private obligations ("CLO") (a)	10,890	16	5,379	9
Total fixed maturity available for sale securities	52,700	77	46,317	77
Equity securities (b)	341	1	415	1
Limited partnerships:
Private equity	2,079	3	1,830	3
Real assets	886	1	437	1
Credit	1,643	2	1,021	2
Limited partnerships	4,608	6	3,288	6
Commercial mortgage loans	3,025	4	2,404	4
Residential mortgage loans	4,424	6	2,916	5
Other (primarily derivatives, company owned life insurance and unconsolidated owned distribution investments)	2,859	4	1,753	3
Short term investments	1,043	2	2,410	4
Total investments	$69,000	100%	$59,503	100%

(a) Balances at December 31, 2025 reflect classifications consistent with NAIC Principles Based Bond Definition Project effective January 1, 2025.
(b) Includes investment grade non-redeemable preferred stocks ($197 million and $222 million at December 31, 2025 and 2024, respectively).

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

The following table summarizes the credit quality by NRSRO rating, or NAIC designation equivalent, of our fixed income portfolio (dollars in millions) at December 31, 2025 and 2024:

		December 31, 2025			December 31, 2024
NRSRO Rating	NAIC Designation	Amortized Cost	Fair Value	Fair Value Percent	Amortized Cost	Fair Value	Fair Value Percent
AAA/AA/A	1	$34,360	$32,738	62%	$31,258	$29,174	63%
BBB	2	18,300	17,524	34	16,254	15,082	33
BB	3	1,705	1,660	3	1,591	1,538	3
B	4	495	464	1	375	353	1
CCC	5	127	107	—	100	68	—
CC and lower	6	305	207	—	151	102	—
Total		$55,292	$52,700	100%	$49,729	$46,317	100%

Investment Concentrations

The tables below present the top ten structured security and industry categories of our fixed maturity and equity securities including the fair value and percent of total fixed maturity and equity securities fair value as of December 31, 2025 and 2024 (dollars in millions):

	December 31, 2025
Top 10 Concentrations	Fair Value	Percent of Total Fair Value
CLO (a)	$10,890	21%
ABS (a)	7,842	15
Commercial mortgage-backed securities	5,155	10
Diversified financial services	4,161	8
Whole loan collateralized mortgage obligation	2,630	5
Banking	2,246	4
Insurance	1,902	4
Electric	1,413	3
Municipal	1,355	2
Pipelines	945	2
Total	$38,539	74%
(a) Balances at December 31, 2025, reflect classifications consistent with the NAIC Principles Bond Definition Project effective January 1, 2025.

	December 31, 2024
Top 10 Concentrations	Fair Value	Percent of Total Fair Value
ABS	$10,270	22%
CLO	5,379	11
Commercial mortgage-backed securities	5,131	11
Diversified financial services	4,271	9
Whole loan collateralized mortgage obligation	2,635	6
Banking	1,988	4
Insurance	1,761	4
Municipal	1,363	3
Electric	1,229	3
Pharmaceuticals	738	1
Total	$34,765	74%

The amortized cost and fair value of fixed maturity AFS securities by contractual maturities as of December 31, 2025 (in millions), are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	December 31, 2025
	Amortized Cost	Fair Value
Corporate, Non-structured Hybrids, Municipal, Foreign and U.S. Government securities:
Due in one year or less	$331	$330
Due after one year through five years	4,552	4,586
Due after five years through ten years	5,398	5,394
Due after ten years	18,026	15,658
Subtotal	28,307	25,968
Other securities, which provide for periodic payments
Asset-backed securities	18,847	18,732
Commercial mortgage-backed securities	5,298	5,155
Residential mortgage-backed securities	2,840	2,845
Subtotal	26,985	26,732
Total fixed maturity available-for-sale securities	$55,292	$52,700

Non-Agency RMBS Exposure

Our investment in non-agency RMBS securities is predicated on the conservative and adequate cushion between purchase price and NAIC 1 rating, general lack of sensitivity to interest rates, positive convexity to prepayment rates and correlation between the price of the securities and the unfolding recovery of the housing market.

The fair value of our investments in subprime securities and Alt-A RMBS securities were $4 million and $48 million as of December 31, 2025, respectively, and $29 million and $44 million as of December 31, 2024, respectively. As of December 31, 2025 and 2024, approximately 92% and 93%, respectively, of the subprime and Alt-A RMBS exposures were rated NAIC 2 or higher.

ABS and CLO Exposures

Our ABS exposures are largely diversified by underlying collateral and issuer type. Our CLO exposures are generally senior tranches of CLOs which have leveraged loans as their underlying collateral.

As of December 31, 2025, the CLO and ABS positions were trading at a net unrealized gain of $42 million and a net unrealized loss of $133 million, respectively. As of December 31, 2024, the CLO and ABS positions were trading at a net unrealized gain of $92 million and a net unrealized loss of $207 million, respectively.

The following table summarizes the credit quality by NRSRO rating, or NAIC designation equivalent, of our AFS ABS portfolio (dollars in millions) at December 31, 2025 and 2024. Balances at December 31, 2025 reflect classifications consistent with the NAIC Principles Based Bond Definition Project effective January 1, 2025.

		December 31, 2025		December 31, 2024
		Fair Value	Percent	Fair Value	Percent
NRSRO Rating	NAIC Designation
AAA/AA/A	1	$5,457	70%	$7,963	78%
BBB	2	2,018	26	1,633	16
BB	3	190	2	445	4
B	4	17	—	183	2
CCC	5	10	—	8	—
CC and lower	6	150	2	38	—
Total		$7,842	100%	$10,270	100%

The following table summarizes the credit quality by NRSRO rating, or NAIC designation equivalent, of our AFS CLO portfolio (dollars in millions) at December 31, 2025 and 2024. Balances at December 31, 2025 reflect classifications consistent with the NAIC Principles Based Bond Definition Project effective January 1, 2025.

		December 31, 2025		December 31, 2024
		Fair Value	Percent	Fair Value	Percent
NRSRO Rating	NAIC Designation
AAA/AA/A	1	$7,366	67%	$3,411	63%
BBB	2	2,466	23	1,396	26
BB	3	835	8	524	10
B	4	196	2	10	—
CCC	5	—	—	—	—
CC and lower	6	27	—	38	1
Total		$10,890	100%	$5,379	100%

Municipal Bond Exposure

The following table summarizes our municipal bond exposure as of December 31, 2025 and 2024 (in millions).

	December 31, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
General obligation bonds	$221	$186	$247	$205
Special revenue bonds	1,325	1,156	1,329	1,128
Certificate participations	16	13	16	13
Total	$1,562	$1,355	$1,592	$1,346

Across all municipal bonds, the largest issuer represented 4% and 5% respectively, of the category and less than 1% of the total portfolio for both December 31, 2025 and 2024, and is rated NAIC 1 as of December 31, 2025. Our focus within municipal bonds is on NAIC 1 rated instruments, with 98% and 97% of our municipal bond exposure rated NAIC 1 as of December 31, 2025 and 2024, respectively.

Mortgage Loans

Commercial Mortgage Loans

We diversify our commercial mortgage loans (“CMLs”) portfolio by geographic region and property type to attempt to reduce concentration risk. We continuously evaluate CMLs based on relevant current information to ensure properties are performing at a level to secure the related debt. Loan-to-value (“LTV”) and debt-service coverage (“DSC”) ratios are utilized to assess the risk and quality of CMLs. As of December 31, 2025 and 2024, our mortgage loans on real estate portfolio had a weighted average DSC ratio of 2.3 times and a weighted average LTV ratio of 57% for both periods.

We consider a CML delinquent when a loan payment is greater than 30 days past due. For mortgage loans that are determined to require foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell at the point of foreclosure. As of December 31, 2025 and 2024, we had one CML that was delinquent in principal or interest payments. We had no CMLs in the process of foreclosure as of December 31, 2025 and 2024. See Note C - Investments to the Consolidated Financial Statements included in this report for additional information on our CMLs, including our distribution by property type, geographic region, LTV and DSC ratios.

Residential Mortgage Loans

Our residential mortgage loans (“RMLs”) are primarily closed end, amortizing loans and 100% of the properties are in the United States. We diversify our RML portfolio by state to attempt to reduce concentration risk. RMLs have a primary credit quality indicator of either a performing or non-performing loan. We define non-performing RMLs as those that are 90 or more days past due and/or in non-accrual status.

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

Unrealized Losses

The amortized cost and fair value of the fixed maturity securities and the equity securities that were in an unrealized loss position as of December 31, 2025 and 2024, were as follows (dollars in millions):

	December 31, 2025
	Number of Securities	Amortized Cost	Allowance for Expected Credit Losses	Unrealized Losses	Fair Value
Fixed maturity securities, available for sale:
United States Government full faith and credit	23	$346	$—	$(2)	$344
United States Government sponsored agencies	49	29	—	(2)	27
United States municipalities, states and territories	174	1,424	—	(211)	1,213
Foreign Governments	38	188	—	(35)	153
Corporate securities:
Finance, insurance and real estate	719	4,854	(17)	(514)	4,323
Manufacturing, construction and mining	169	993	—	(124)	869
Utilities, energy and related sectors	561	2,740	—	(464)	2,276
Wholesale/retail trade	546	2,613	—	(438)	2,175
Services, media and other	707	4,265	—	(816)	3,449
Hybrid securities	40	456	—	(22)	434
Non-agency residential mortgage-backed securities	193	652	(1)	(68)	583
Commercial mortgage-backed securities	267	1,942	(59)	(139)	1,744
Asset-backed securities	569	7,231	(23)	(256)	6,952
Total fixed maturity available for sale securities	4,055	27,733	(100)	(3,091)	24,542
Equity securities	23	304	—	(89)	215
Total investments	4,078	$28,037	$(100)	$(3,180)	$24,757

	December 31, 2024
	Number of Securities	Amortized Cost	Allowance for Expected Credit Losses	Unrealized Losses	Fair Value
Fixed maturity securities, available for sale:
United States Government full faith and credit	29	$106	$—	$(3)	$103
United States Government sponsored agencies	64	92	—	(4)	88
United States municipalities, states and territories	176	1,476	—	(249)	1,227
Foreign Governments	43	224	—	(45)	179
Corporate securities:
Finance, insurance and real estate	840	6,596	—	(728)	5,868
Manufacturing, construction and mining	156	1,173	—	(161)	1,012
Utilities, energy and related sectors	477	3,000	—	(542)	2,458
Wholesale/retail trade	523	3,111	—	(497)	2,614
Services, media and other	640	4,679	—	(874)	3,805
Hybrid securities	31	515	—	(29)	486
Non-agency residential mortgage-backed securities	314	1,370	—	(101)	1,269
Commercial mortgage-backed securities	344	2,552	(41)	(200)	2,311
Asset-backed securities	355	4,148	(11)	(317)	3,820
Total fixed maturity available for sale securities	3,992	29,042	(52)	(3,750)	25,240
Equity securities	31	363	—	(87)	276
Total investments	4,023	$29,405	$(52)	$(3,837)	$25,516

The gross unrealized loss position on the fixed maturity available-for-sale fixed and equity portfolio was $3,180 million and $3,837 million as of December 31, 2025 and 2024, respectively. During 2025, most components of the portfolio exhibited price appreciation caused by lower treasury rates. The total amortized cost of all securities in an unrealized loss position was $28,037 million and $29,405 million as of December 31, 2025 and 2024, respectively. The average market value/book value of the investment category with the largest unrealized loss position was 81% for services, media and other as of December 31, 2025 and 2024, respectively. In the aggregate, services, media and other represented 26% and 23% of the total unrealized loss position as of December 31, 2025 and 2024, respectively.

The amortized cost and fair value of fixed maturity available for sale securities under watch list analysis and the number of months in a loss position with investment grade securities (NRSRO rating of BBB/Baa or higher) as of December 31, 2025 and 2024, were as follows (dollars in millions):

	December 31, 2025
	Number of Securities	Amortized Cost	Fair Value	Allowance for Credit Loss	Gross Unrealized Losses
Investment grade:
Less than six months	—	$—	$—	$—	$—
Six months or more and less than twelve months	—	—	—	—	—
Twelve months or greater	80	1,159	750	—	(409)
Total investment grade	80	1,159	750	—	(409)

Below investment grade:
Less than six months	3	35	17	(18)	—
Six months or more and less than twelve months	2	33	32	—	(1)
Twelve months or greater	7	119	94	—	(25)
Total below investment grade	12	187	143	(18)	(26)
Total	92	$1,346	$893	$(18)	$(435)

	December 31, 2024
	Number of Securities	Amortized Cost	Fair Value	Allowance for Credit Loss	Gross Unrealized Losses
Investment grade:
Less than six months	8	$54	$52	$—	$(2)
Six months or more and less than twelve months	—	—	—	—	—
Twelve months or greater	107	1,443	959	—	(484)
Total investment grade	115	1,497	1,011	—	(486)

Below investment grade:
Less than six months	—	—	—	—	—
Six months or more and less than twelve months	—	—	—	—	—
Twelve months or greater	5	82	51	—	(31)
Total below investment grade	5	82	51	—	(31)
Total	120	$1,579	$1,062	$—	$(517)

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

There were 71 and 45 structured securities with a fair value of $237 million and $146 million, respectively to which we had potential credit exposure as of December 31, 2025 and 2024, respectively. Our analysis of these structured securities, which included cash flow testing, resulted in allowances for expected credit losses of $86 million and $62 million as of December 31, 2025 and 2024, respectively.

Refer to Note C - Investments to the Consolidated Financial Statements included in this Annual Report on Form 10-K for further information on the allowance for expected credit loss.

Exposure to Sovereign Debt and Certain Other Exposures

Our investment portfolio had an immaterial amount of direct exposure to European sovereign debt as of December 31, 2025 and 2024, respectively. We have no exposure to investments in Russia or Ukraine and de minimis investments in peripheral countries in the region.

Interest and Investment Income

For discussion regarding our interest and investment income and investment gains (losses), net, refer to Note C - Investments to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

AFS Securities

For additional information regarding our AFS securities, including the amortized cost, gross unrealized gains (losses), and fair value as well as the amortized cost and fair value of fixed maturity AFS securities by contractual maturities, as of December 31, 2025 and 2024, refer to Note C - Investments to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

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

Liquidity and Capital Resources

Liquidity refers to the ability of an enterprise to generate adequate amounts of cash from its normal operations to meet cash requirements with a prudent margin of safety. Our principal sources of cash flow from operating activities are annuity considerations, insurance premiums, and fees and investment income. We also generate cash inflows from investing activities resulting from maturities and sales of invested assets and from financing activities including inflows on our investment-type products, proceeds from borrowing activities and issuances of preferred stock. Our operating activities provided cash of $4,681 million and $5,999 million for the years ended December 31, 2025 and 2024, respectively. When considering our liquidity and cash flow, it is important to distinguish between the needs of our insurance subsidiaries and the needs of the holding company, F&G Annuities & Life, Inc. As a holding company with no operations of its own, F&G Annuities & Life, Inc. derives its cash primarily from its insurance subsidiaries and CF Bermuda Holdings Ltd. (“CF Bermuda”), a Bermuda exempted limited liability company and a wholly owned direct subsidiary of the Company, a downstream holding company that provides additional sources of liquidity. Dividends from our insurance subsidiaries flow through CF Bermuda to F&G Annuities & Life, Inc. F&G Cayman Re, a licensed class D insurer in the Cayman Islands and a wholly owned direct subsidiary of the Company, could also provide dividends directly to F&G Annuities & Life, Inc.

The sources of liquidity of the holding company are principally comprised of dividends from subsidiaries, lines of credit (at the F&G Annuities & Life, Inc. level), investment income on holding company assets and the ability to raise long-term public financing under an SEC-filed registration statement or private placement offering. These sources of liquidity and cash flow support the general corporate needs of the holding company, interest and debt service, funding acquisitions and investment in core businesses.

Cash Requirements. Our current cash requirements include personnel costs, operating expenses, benefit payments, funding agreement payments, taxes, payments of interest and principal on our debt, capital expenditures, business acquisitions, stock repurchases and dividends on our common and preferred stock. For the year ended December 31, 2025, we paid common and preferred dividends of approximately $137 million.

On November 6, 2025, our Board of Directors declared a quarterly cash dividend of $0.8594 per share on the FNF Preferred Stock for the period from October 15, 2025 to and excluding January 15, 2026, which was paid on January 15, 2026, to FNF Preferred Stock record holders on January 1, 2026. On February 19, 2026, our Board of Directors declared a quarterly cash dividend of $0.25 per common share, payable on March 31, 2026, to F&G common shareholders of record as of March 17, 2026. On February 19, 2026, our Board of Directors also declared a quarterly cash dividend of $0.8594 per share on the FNF Preferred Stock for the period from January 15, 2026 to and excluding April 15, 2026, to be paid on April 15, 2026, to FNF Preferred Stock record holders as of April 1, 2026.

There are no restrictions on our retained earnings regarding our ability to pay dividends to our shareholders, although there are limits on the ability of certain subsidiaries to pay dividends to us, as described below. There are certain conditions on the declaration and payment of dividends pursuant to our preferred stock (refer to Note U - Equity to the Consolidated Financial Statements in Part II - Item 8 of this Annual Report on Form 10-K for additional information on our preferred stock. The declaration of any future dividends is at the discretion of our Board of Directors.

We continually assess our capital allocation strategy, including decisions relating to the amount of our dividend, if any, reducing debt, investing in growth of our subsidiaries, making acquisitions and/or conserving cash. We believe that all anticipated cash requirements for current operations will be met from internally generated funds, through cash dividends from subsidiaries, cash generated by investment securities, potential sales of non-strategic assets, potential issuances of additional debt or equity securities, and borrowings on the Revolving Credit Agreement or the FNF Credit Facility. Our short-term and long-term liquidity requirements are monitored regularly to ensure that we can meet our cash requirements. We forecast the needs of all our subsidiaries and periodically review their short-term and long-term projected sources and uses of funds, as well as the asset, liability, investment and cash flow assumptions underlying such forecasts. Refer to Financing Arrangements below and Note L - Notes Payable of the Consolidated Financial Statements in Part II - Item 8 of this Annual Report on Form 10-K for further information regarding our borrowings.

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

Dividend and Other Distribution Payment Limitations

The insurance laws of Iowa and New York regulate the amount of dividends that may be paid in any year by FGL Insurance and FGL NY Insurance, respectively. In 2025, FGL Insurance did not pay dividends to its parent, Fidelity & Guaranty Life Holdings, Inc. (“FGLH”). FGL Insurance’s maximum ordinary dividend capacity for 2026 is $0. FGL NY Insurance has historically not paid dividends. Under the laws of the State of Vermont, Raven Re and Corbeau Re cannot pay dividends out of, or other distribution with respect to, capital or surplus, without prior approval. Likewise, the insurance laws of Bermuda limit the maximum amount of annual dividends and distributions that may be paid or distributed by F&G Life Re without prior regulatory approval and those of the Cayman Islands require that, among other things, F&G Cayman Re maintain minimum levels of statutory capital, surplus and liquidity, meet solvency standards, submit to periodic examinations of its financial condition and restrict payments of dividends and reductions of capital. Please refer to “Item 1. Business - Regulation of F&G” of Part I of this

Annual Report on Form 10-K and Note O - Insurance Subsidiary Financial Information and Regulatory Matters to the Consolidated Financial Statements included in Part II - Item 8 of this Annual Report on Form 10-K, for additional details on risk-based capital, statutory capital and dividend and other distribution payment limitations.

Cash Flow from our Operations

Cash flow from our operations will be used for general corporate purposes including to reinvest in operations, repay debt, pay dividends, repurchase stock, pursue other strategic initiatives and/or conserve cash.

As of December 31, 2025 and 2024, we had cash and cash equivalents of $1,486 million and $2,264 million, respectively, and short term investments of $1,043 million and $2,410 million, respectively.

Operating Cash Flow. Our cash flows provided by operations for the years ended December 31, 2025, 2024, and 2023 were $4,681 million, $5,999 million and $5,834 million, respectively. The primary cash inflows from operating activities include net investment income and insurance premiums. The primary cash outflows from operating activities are comprised of benefit payments and operating expenses. Cash provided by operations for the years ended December 31, 2025 and 2024 included approximately $1,500 million and $1,800 million of net cash received for PRT transactions, respectively, included in the change in future policy benefits.

Investing Cash Flows. Our cash used in investing activities for the years ended December 31, 2025, 2024, and 2023 were $8,429 million, $7,953 million, $8,918 million, respectively. The primary cash inflows from investing activities are the proceeds from sales, calls, maturities and redemptions of investments, including those resulting from our portfolio repositioning. The primary cash outflows from investing activities are the purchases of fixed maturity securities and other investments. Cash used in investing activities for the years ended December 31, 2025 and 2024 included purchases of fixed maturity securities and other investments associated with investing the net cash received from our investment-type products, generated from financing cash flows and PRT transactions, generated from operating activities, as well as cash received from borrowings generated from financing activities in both periods. Cash used in investing activities for the year ended December 31, 2024 also included net cash outflows of $482 million for the Roar and PALH acquisitions.

Financing Cash Flows. Our cash flows provided by financing activities for the years ended December 31, 2025, 2024, and 2023 were $2,970 million, $2,655 million and $3,687 million, respectively and reflected higher net contractholder deposits for the year ended December 31, 2025 and lower net contractholder deposits for the year ended December 31, 2024. Net contractholder account deposits and withdrawals in 2025 included an increase of approximately $900 million related to funding agreements. In addition, cash provided by financing activities for the year ended December 31, 2025 included borrowing proceeds of $375 million, portions of which were used to finance a $300 million redemption of the 5.50% F&G Notes, and $269 million of net proceeds from the issuance of common stock, all discussed below, partially offset by dividend payments of approximately $137 million. Cash provided by financing activities for the year ended December 31, 2024 included borrowing proceeds of $1,050 million, portions of which were used to finance a $250 million cash tender offer on the 5.50% F&G Notes and for net revolving credit facility repayments of $365 million, and proceeds of $250 million from the issuance of the FNF Preferred Stock, partially offset by dividend payments of approximately $121 million.

Financing Arrangements. On January 13, 2025, F&G completed its public offering of $375 million aggregate principal amount of its 7.300% Junior Subordinated Notes due 2065 (the “7.300% F&G Junior Notes”). The 7.300% F&G Junior Notes are guaranteed on an unsecured, subordinated basis and rank junior in right of payment to all of F&G’s Senior Indebtedness. The net proceeds of the offering were used for general corporate purposes, including the repurchase, redemption or repayment at maturity of outstanding indebtedness.

On February 1, 2025, F&G redeemed the outstanding $300 million aggregate principal amount of its 5.50% F&G Senior Notes. The notes were redeemed for a redemption price equal to 100% of the principal amount of the notes plus accrued and unpaid interest to, but excluding, the redemption date.

At December 31, 2025, we had outstanding (aggregate principal amounts):

•$500 million of our 7.40% Senior Notes (“the 7.40% F&G Notes”),
•$550 million of our 6.50% Senior Notes (“the 6.50% F&G Notes”)
•$500 million of our 6.250% Senior Notes (“the 6.250% F&G Notes”)
•$345 million of our 7.95% Senior Notes (“the 7.95% F&G Notes”), and
•$375 million of our 7.300% Junior Notes (“the 7.300% F&G Notes”)

As of December 31, 2025 we had $750 million of borrowing availability under our senior unsecured revolving credit agreement (the “Revolving Credit Agreement”) and $200 million of borrowing availability under our revolving credit facility with FNF (the “FNF Credit Facility”). No amounts were outstanding under the Revolving Credit Agreement or the FNF Credit Facility as of December 31, 2025 and 2024. The maturity date of the Revolving Credit Agreement is November 22, 2027. The FNF facility matured on October 29, 2025 and, effective October 30, 2025, was replaced by a new revolving note agreement with FNF. The new revolving note matures the earlier of October 29, 2030, or when the Revolving credit facility described above is terminated.

For further description of our financing arrangements see Note L - Notes Payable to the Consolidated Financial Statements in Part II - Item 8 of this Annual Report on Form 10-K.

The Credit Agreement imposes significant operating and financial restrictions, including financial covenants, and the Credit Agreement and the indentures governing the

7.40% F&G Notes, the 6.50% F&G Notes, the 6.250% F&G Notes the 7.95% F&G Notes, and the 7.300% F&G Notes limit, among other things, our and our subsidiaries’ ability to:
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

As of December 31, 2025, we were in compliance with all covenants.

Recent Equity Issuance. On March 24, 2025, we completed a public offering of 8,000,000 shares of common stock, par value $0.001 per share, for net proceeds of $269 million. In connection with the offering, we entered into an underwriting agreement, pursuant to which we granted the underwriters of the offering a 30-day option to purchase up to an additional 1,200,000 shares of common stock. Pursuant to the underwriting agreement, the underwriters agreed to resell to FNF 4,500,000 shares of common stock at the same price per share paid by the underwriters, which was $33.60 per share. The underwriters option subsequently expired unexercised. The net proceeds from the offering were used for general corporate purposes, including the support of organic growth opportunities.

Obligations - Contractual and Other. As of December 31, 2025, our required annual payments relating to contractual and other obligations were as follows:

	2026	2027	2028	2029	2030	Thereafter	Total
Notes payable principal repayment	$—	$—	$500	$550	$—	$1,220	$2,270
Operating lease payments	2	2	2	2	2	2	12
Annuity and universal life products	7,316	7,900	8,850	7,724	6,881	48,267	86,938
Pension risk transfer annuity payments	843	810	783	755	727	8,936	12,854
Funding agreements (FABN / FHLB)	1,938	1,776	1,710	723	360	—	6,507
Interest on fixed rate notes payable	159	159	123	104	86	1,681	2,312
Total	$10,258	$10,647	$11,968	$9,858	$8,056	$60,106	$110,893

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

We have unfunded commitments as of December 31, 2025 based upon the timing of when investments and agreements are executed or signed compared to when the actual commitments are funded or closed. Some investments require that funding occur over a period of months or years. We also have unfunded commitments to consolidated VIEs. Please refer to Note C -Investments and Note N - Commitments and Contingencies to the Consolidated Financial Statements in Part II - Item 8 of this Annual Report on Form 10-K for additional details on unfunded commitments.

Stock Repurchase Program. In 2023, F&G’s Board of Directors approved a three-year stock repurchase program, under which the Company may repurchase up to $50 million of F&G common stock. Purchases may be made from time to time by the Company in the open market at prevailing market prices or through privately negotiated transactions or accelerated share repurchase transactions through November 6, 2026. All purchases are held as treasury stock. The timing and extent of share repurchases will depend on a variety of factors, including, market conditions, regulatory requirements, and considerations as determined by management. No shares were repurchased pursuant to the program during the years ended December 31, 2025 and December 31, 2024. At December 31, 2025, the total remaining authorization of F&G common stock that may be repurchased was approximately $32 million.

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

Our borrowing capacity under these credit facilities does not have an expiration date as long as we maintain a satisfactory level of creditworthiness based on the FHLB’s credit assessment. As of December 31, 2025 and 2024, we had $2,899 million and $2,852 million, respectively, in FHLB non-putable funding agreements included under contractholder funds on our Consolidated Balance Sheets. As of December 31, 2025 and 2024, we had assets with a fair value of approximately $4,621 million and $4,289 million, respectively, which collateralized the FHLB funding agreements. Assets pledged to the FHLB are primarily included in fixed maturities, AFS, on our Consolidated Balance Sheets.

Collateral-Derivative Contracts. Under the terms of our ISDA agreements, we may receive from, or deliver to, counterparties collateral to assure that all terms of the ISDA agreements will be met with regard to the Credit Support Annex (“CSA”). The terms of the CSA call for us to pay interest on any cash received equal to the federal funds rate. As of December 31, 2025 and 2024, $1,185 million and $771 million, respectively, of collateral was posted by our counterparties as they did not meet the net exposure thresholds. Collateral requirements are monitored on a daily basis and incorporate changes in market values of both the derivatives contract as well as the collateral pledged. Market value fluctuations are due to changes in interest rates, spreads and other risk factors.

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

	Year Ended December 31,
	2025	2024
Summarized Statement of Operations:
Total revenues	$23	$77
Total expenses	178	124
Income tax benefit	(31)	(3)
Net loss	$(124)	$(44)

	December 31,
	2025	2024
Summarized Balance Sheet:
Investments	$393	$334
Cash and cash equivalents	127	272
Goodwill	1,725	1,725
Due from non-guarantor affiliates	53	77
Other assets	38	42
Total assets	$2,336	$2,450

Notes payable	$2,237	$2,171
Other liabilities	152	167
Total liabilities	$2,389	$2,338

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

The CRAO heads our risk management process and reports directly to our Chief Executive Officer (“CEO”). Our Enterprise Risk Management Committee (“ERMC”) reviews all risk policies, risk appetites, and discusses market risks associated with our activities. Market risks include the risks of losses due to an ineffective ALM program and the risk of losses arising from fluctuations in market prices, including interest rates, exchange rates, asset prices. These risks are monitored and assessed for appropriate mitigating activities to reduce the likelihood of erosion of the value of investments or trading positions that could result in financial losses or capital inadequacies.

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

We are also subject to cash flow testing pursuant to regulatory requirements. This analysis measures the effect of changes in interest rate assumptions on asset and liability cash flows. The analysis includes the effects of:
i.The timing and amount of redemptions and prepayments in our asset portfolio;
ii.Our derivative portfolio;
iii.Death benefits and other claims payable under the terms of our insurance products;
iv.Lapses and surrenders in our insurance products;
v.Minimum interest guarantees in our insurance products,
vi.Book value guarantees in our insurance products; and
vii.Reinvestment and disinvestment

Asset Liability Management (“ALM”)

As part of our ALM program, we have made significant efforts to identify the assets appropriate to support different product lines and ensure investing strategies match the profile of these liabilities. We monitor ALM metrics (such as duration, key-rate durations, net cash flows and liquidity) and manage the risk exposures at levels that are consistent with our risk appetite. The ALM strategy is designed to align the expected cash flows from the investment portfolio with the expected liability cash flows. As such, a major component of our effort to manage interest rate risk has been to structure the investment portfolio with cash flow characteristics that are consistent with the cash flow characteristics of the insurance liabilities. We use actuarial models to simulate the cash flows expected from the existing business under various interest rate scenarios. These simulations enable us to measure the potential gain or loss in the fair value of interest rate-sensitive financial instruments, to evaluate the adequacy of expected cash flows from assets to meet the expected cash requirements of the liabilities and to determine if it is necessary to lengthen or shorten the average life and duration of our investment portfolio. Duration measures the price sensitivity of a security to a small change in interest rates. When the durations of assets and liabilities are similar, exposure to interest rate risk is minimized because a change in the value of assets could be expected to be largely offset by a change in the value of liabilities.

The durations of the investment portfolio, net of investments subject to reinsurance agreements and excluding cash and cash equivalents, derivatives, policy loans, and common stocks as of December 31, 2025 and December 31, 2024, are summarized as follows (dollars in millions):

	December 31, 2025		December 31, 2024
Duration (years)	Amortized Cost	% of Total	Amortized Cost	% of Total
0-4	$32,061	56%	$29,363	54%
5-9	12,891	22	12,526	23
10-14	11,311	20	10,448	19
15-19	1,392	2	1,862	4
20-29	69	—	33	—
30 and over	26	—	—	—
Total	$57,750	100%	$54,232	100%

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

Product Liabilities

The profitability of most of our products depends on the spreads between interest yield on investments and rates credited on insurance liabilities. We have the ability to adjust the rates credited on the majority of the annuity liabilities annually, subject to minimum guaranteed values. In addition, the majority of the annuity products have surrender and withdrawal penalty provisions designed to encourage persistency and to help ensure targeted spreads are earned. However, competitive factors, including the impact of the level of surrenders and withdrawals, may limit our ability to adjust or maintain crediting rates at the levels necessary to avoid a narrowing of spreads under certain market conditions.

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

During periods of increasing interest rates, we may offer higher crediting rates on interest-sensitive products, such as IUL insurance and fixed annuities, and may increase crediting rates on inforce products to keep these products competitive. A rise in interest rates, in the absence of other countervailing changes, will result in a decline in the market value of our investment portfolio, partially offset by gains related to the fair value of MRBs. In addition, some of our deferred annuity policies contain a market value adjustment (“MVA”) during the surrender charge period, where if interest rates have risen, the MVA will decrease the surrender value, whereas if rates have fallen, it will increase the surrender value. The MVA reduces market risk and earnings volatility from interest rate changes, should a policy surrender, as it offsets the decline in the market value of the investment portfolio in a rising rate scenario, and vice versa in a declining rate scenario

Additionally, at December 31, 2025, we had floating rate funding agreements outstanding to match certain of our floating rate investments. Accordingly, fluctuations in market interest rates on the funding agreements will be significantly offset by corresponding changes in investment income associated with our floating rate investments.

Notes Payable

At December 31, 2025, we had a short-term revolving credit facility that bears interest at a floating rate. Accordingly, depending on the amounts outstanding, fluctuations in market interest rates will have an impact on our resulting interest expense. The impact to net earnings, however, will again be significantly offset by corresponding changes in investment income associated with our floating rate investments. There was no balance outstanding on the revolving credit facility at December 31, 2025 and December 31, 2024.

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

We are also exposed to equity price risk through certain insurance products. We offer a variety of indexed annuities and IUL contracts with crediting strategies linked to the performance of indices such as the S&P 500 Index, Dow Jones Industrials or the NASDAQ 100 Index, and target volatility indices. Additionally, the estimated cost of providing GMWB on indexed annuity products incorporates various assumptions about the overall performance of equity markets over certain time periods. Periods of significant and sustained downturns in equity markets or increased equity volatility could result in an increase in the valuation of the MRB liabilities and decrease in the valuation of contractholder funds liabilities associated with such products.

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

Fair value changes associated with these investments are intended to, but do not always, substantially offset the increase or decrease in the amounts added to contractholder funds for indexed products. When index credits to policyholders exceed option proceeds received at expiration related to such credits, any shortfall is funded by our excess of net investment income earned over the sum of interest credited to policyholders and the cost of hedging our risk on indexed product policies and futures income. For the years ended December 31, 2025, December 31, 2024 and December 31, 2023, the annual index credits to policyholders on their anniversaries were $721 million, $725 million and $203 million, respectively. Proceeds received at expiration of options related to such credits were $705 million, $849 million and $212 million, respectively.

Other market exposures are hedged periodically depending on market conditions and our risk tolerance. The indexed annuity and IUL hedging strategy economically hedges the equity returns and exposes us to the risk that unhedged market exposures result in divergence between changes in the fair value of the liabilities and the hedging assets. We use a variety of techniques, including direct estimation of market sensitivities, to monitor this risk daily. We intend to continue to adjust the hedging strategy as market conditions and risk tolerance change.

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

We have no market risk sensitive instruments entered into for trading purposes; therefore, all of our market risk sensitive instruments were entered into for purposes other than trading. The results of the sensitivity analysis at December 31, 2025 is as follows:

Interest Rate Risk

An increase in the levels of interest rates of 100 basis points, with all other variables held constant, would result in a decrease in the fair value of our fixed maturity securities and certain investments in preferred securities of approximately $3.1 billion, a net decrease in the fair value of interest rate swaps of approximately $0.1 billion and a net decrease in the combined fair value of embedded derivatives and MRBs of approximately $0.8 billion at December 31, 2025. For comparison, a similar increase in the levels of interest rates of 100 basis points, with all other variables held constant, would have resulted in a decrease in the fair value of our fixed maturity securities and certain investments in preferred securities of approximately $2.6 billion, a net decrease in the fair value of interest rate swaps of approximately $0.1 billion and a net decrease in the combined fair value of embedded derivatives and MRBs of approximately $0.6 billion at December 31, 2024.

A 100 basis point shift in interest rates for our floating rate debt and funding agreements will increase or decrease floating expense by approximately $28 million and $17 million per year as of December 31, 2025 and December 31, 2024, respectively. As noted above, the impact to net earnings related to the interest rate swaps, floating rate notes payable and funding agreements will be significantly offset by corresponding changes in investment income associated with our floating rate investments.

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

Equity Price Risk

At December 31, 2025, a 10% decrease in market prices, with all other variables held constant, would result in a net decrease in the fair value of our equity securities portfolio of $34 million, as compared with a decrease of $42 million at December 31, 2024.

Foreign Currency Exchange Rate Risk

As noted above, we use various derivative instruments to hedge substantially all of our foreign currency exposure such that sensitivity to changes in foreign currencies is minimal.

Credit Risk and Counterparty Risk

We are exposed to the risk that a counterparty will default on its contractual obligation resulting in financial loss. Our major source of credit risk arises predominantly in our insurance operations’ portfolios of debt and similar securities. The fair value of our fixed maturity portfolio totaled $53 billion at December 31, 2025. Our credit risk materializes primarily as impairment losses. We are exposed to occasional cyclical economic downturns, during which impairment losses may be significantly higher than the long-term historical average. This is offset by years where it expects the actual impairment losses to be substantially lower than the long-term average. Credit risk in the portfolio can also materialize as increased capital requirements as assets migrate into lower credit qualities over time. The effect of rating migration on our capital requirements is also dependent on the economic cycle and increased asset impairment levels may go hand in hand with increased asset related capital requirements.

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

In the normal course of business, certain reinsurance recoverables are subject to reviews by the reinsurers. We are not aware of any material disputes arising from these reviews or other communications with the counterparties as of December 31, 2025 and December 31, 2024, that would require an increase to the allowance for credit losses.

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

Concentrations of Financial Instruments

Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations - Investment Portfolio - Investment Concentrations included in Part II - Item 7 of this Annual Report on Form 10-K regarding the top ten investment concentrations of our fixed maturity and equity securities including the fair value and percent of total fixed maturity and equity securities fair value as of December 31, 2025 and December 31, 2024.

Refer to Note C - Investments in the Consolidated Financial Statements included in Part II - Item 8 of this Annual Report on Form 10-K for our underlying investment concentrations that exceed 10% of shareholders equity as of December 31, 2025 and December 31, 2024.

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
F&G ANNUITIES AND LIFE, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of F&G Annuities & Life, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited F&G Annuities & Life, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, F&G Annuities & Life, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedules listed in the Index at Item 15(2) and our report dated February 26, 2026 expressed an unqualified opinion thereon.
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
February 26, 2026

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of F&G Annuities & Life, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of F&G Annuities & Life, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedules listed in the Index at Item 15(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2026, expressed an unqualified opinion thereon.
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

Fixed Indexed Annuity Embedded Derivative Liability, Market Risk Benefits, and Future Policy Benefits Liability

Description of the Matter
At December 31, 2025, the fair value of the Company’s fixed indexed annuity embedded derivative liability totaled $6.5 billion. Certain of the Company’s fixed indexed annuity (FIA) contracts allow the policyholder to elect an equity index linked feature, where amounts credited to the contract’s account value are linked to the performance of designated equity indices and crediting strategy selected by the policyholder. The equity index crediting feature is accounted for as an embedded derivative liability and reported at fair value as discussed in Notes A (see section on Contractholder Funds), B, and D to the consolidated financial statements. A subset of FIA contracts include certain contract features that provide minimum guarantees to policyholders, such as guaranteed minimum withdrawal benefits and guaranteed minimum death benefit features that are market risk benefits (MRB) measured at fair value as discussed in Notes A (see section on MRBs), B, and G to the consolidated financial statements. The Company’s MRB assets and MRB liabilities totaled $285 million and $903 million, respectively, as of December 31, 2025.
At December 31, 2025, future policy benefits (FPB) liabilities related to traditional life and life-contingent immediate annuity policies (which includes life-contingent pension risk transfer annuities) totaled $10.8 billion. The future policy benefits liability related to these products is based on estimates of how much the Company will need to pay for future benefits and related claim expenses and the amount of net premiums to be collected from policyholders as discussed in Notes A (see section on Future Policy Benefits) and J to the consolidated financial statements.
Auditing the valuation of the Company’s fixed indexed annuity embedded derivative, MRBs, and life-contingent immediate annuity policies liabilities was complex because of the highly judgmental nature of the determination of the assumptions required to determine the fair value of the embedded derivative and MRBs and valuation of life-contingent immediate annuity policies liabilities. In particular, the fair value of fixed indexed annuity embedded derivative and MRBs was sensitive to the significant assumptions including surrender rates, GMWB utilization, partial withdrawal, and option cost. In addition, mortality and capital market performance scenarios were significant assumptions used in the valuation of MRBs. Mortality is a significant assumption used in the valuation of life-contingent immediate annuity policies liabilities.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s controls over management’s process for the development of the significant assumptions used in measuring the fair value of the embedded derivative for fixed indexed annuities and MRBs and the valuation of life-contingent immediate annuity policies. These controls included, among others, the review and approval process management has in place for the development of the significant assumptions.
To evaluate the judgment used by management in determining the assumptions used in measuring the fair value of the fixed indexed annuity embedded derivative and MRBs and the valuation of life-contingent immediate annuity policies liabilities, among other procedures, we involved actuarial specialists and evaluated the methodology applied by management in determining the valuation with those used in the prior period and in the industry. To evaluate the significant assumptions used by management in the methodology applied, we compared as applicable, the significant assumptions noted above to historical experience, observable market data, and management’s estimates of prospective changes in these assumptions. We also performed an independent recalculation of the embedded derivative, MRB, and life-contingent immediate annuity policies liabilities for a sample of policies or cohorts for comparison with the actuarial models used by management.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2020.
Des Moines, Iowa
February 26, 2026

F&G ANNUITIES & LIFE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except share data)

	December 31,
	2025	2024
ASSETS:
Investments
Fixed maturity securities available for sale, at fair value, at December 31, 2025 and 2024, at an amortized cost of $55,292 and $49,729, respectively, net of allowance for credit losses of $104 and $62, respectively	$52,700	$46,317
Equity securities, at fair value	341	415
Derivative investments	1,148	792
Mortgage loans, net of allowance for credit losses of $86 and $70 at December 31, 2025 and 2024, respectively	7,891	5,926
Investments in unconsolidated affiliates (2025 includes $262 related to investments held by consolidated variable interest entities (“VIEs”) and 2025 and 2024 include certain investments at fair value of $270 and $272, respectively)	4,878	3,565
Other long-term investments (2025 includes $248 related to investments held by consolidated VIEs)	1,294	580
Policy loans	147	104
Short-term investments (2025 includes $116 related to investments held by consolidated VIEs)	1,043	2,410
Total investments	69,442	60,109
Cash and cash equivalents (2025 includes $2 related to investments held by consolidated VIEs)	1,486	2,264
Reinsurance recoverable, net of allowance for credit losses of $18 and $20 at December 31, 2025 and 2024, respectively	17,545	13,369
Goodwill	2,180	2,179
Prepaid expenses and other assets (certain assets held at fair value of $24 and $11 at December 31, 2025 and 2024, respectively)	1,052	950
Other intangible assets, net	6,275	5,572
Market risk benefits asset	285	189
Income taxes receivable	83	—
Deferred tax asset, net	82	299
Total assets	$98,430	$84,931
LIABILITIES AND EQUITY
Liabilities:
Contractholder funds	$62,726	$56,404
Future policy benefits	10,755	8,749
Market risk benefits liability	903	549
Accounts payable and accrued liabilities	2,701	2,219
Income taxes payable	—	5
Notes payable	2,237	2,171
Funds withheld for reinsurance liabilities	14,191	10,758
Total liabilities	93,513	80,855
Equity:
Preferred stock $0.001 par value; authorized 25,000,000 shares; outstanding and issued 5,000,000 as of December 31, 2025 and 2024	—	—
F&G common stock, $0.001 par value; authorized 500,000,000 shares as of December 31, 2025 and 2024; outstanding of 135,610,292 and 126,792,844, respectively, and issued of 137,056,106 and 127,952,143, respectively	—	—
Additional paid-in-capital	3,764	3,464
Retained earnings	2,568	2,440
Accumulated other comprehensive income (loss) ("AOCI")	(1,488)	(1,923)
Treasury stock, at cost (1,445,814 shares and 1,159,299 shares as of December 31, 2025 and 2024, respectively)	(40)	(30)
Total F&G Annuities & Life, Inc. shareholders' equity	4,804	3,951
Non-controlling interests	113	125
Total equity	4,917	4,076
Total liabilities and equity	$98,430	$84,931
See accompanying Notes to Consolidated Financial Statements

F&G ANNUITIES & LIFE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars and shares in millions, except per share data)

	Year Ended December 31,
	2025	2024	2023
Revenues:
Life insurance premiums and other fees	$2,795	$2,860	$2,413
Interest and investment income	2,837	2,719	2,211
Owned distribution revenues	89	81	—
Recognized gains and (losses), net	10	84	(124)
Total revenues	5,731	5,744	4,500
Benefits and expenses:
Benefits and other changes in policy reserves (remeasurement gains (a))	3,963	3,791	3,553
Market risk benefit losses (gains)	167	(25)	95
Depreciation and amortization	665	569	412
Personnel costs	293	296	232
Other operating expenses	156	203	146
Interest expense	164	132	97
Total benefits and expenses	5,408	4,966	4,535
Earnings (loss) before income taxes	323	778	(35)
Income tax expense	52	136	23
Net earnings (loss)	271	642	(58)
Less: Non-controlling interests	6	3	—
Net earnings (loss) attributable to F&G	265	639	(58)
Less: Preferred stock dividend	17	17	—
Net earnings (loss) attributable to F&G common shareholders	$248	$622	$(58)

Earnings per share
Basic
Net earnings (loss) per share attributable to F&G common shareholders, basic	$1.89	$4.98	$(0.47)
Diluted
Net earnings (loss) per share attributable to F&G common shareholders, diluted	$1.88	$4.88	$(0.47)

Weighted average shares outstanding F&G common stock, basic basis	131	125	124
Weighted average shares outstanding F&G common stock, diluted basis	132	131	124
(a)The remeasurement gains for the years ended December 31, 2025, 2024 and 2023 were $28 million, $20 million and $7 million, respectively.

See accompanying Notes to Consolidated Financial Statements

F&G ANNUITIES & LIFE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Year Ended December 31,
	2025	2024	2023
Net earnings (loss)	$271	$642	$(58)
Other comprehensive income (loss), net:
Changes in current discount rate - future policy benefits	(235)	224	(189)
Changes in instrument-specific credit risk - market risk benefits	(24)	5	(34)
Unrealized gain (loss) on investments and other financial instruments	676	(164)	919
Unrealized gain (loss) on foreign currency translation	10	(5)	2
Reclassification adjustments for change in unrealized gains and losses included in net earnings (loss)	8	7	130
Other comprehensive income	435	67	828
Comprehensive income	706	709	770
Less: Comprehensive income attributable to non-controlling interests	6	3	—
Comprehensive income attributable to F&G	$700	$706	$770

See accompanying Notes to Consolidated Financial Statements

F&G ANNUITIES & LIFE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In millions)

	F&G Annuities & Life, Inc. shareholders' equity
	Preferred Stock	Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interests	Total Equity
Balance, January 1, 2023	$—	$—	$3,162	$2,061	$(2,818)	$—	$—	$2,405
Treasury stock purchased	—	—	—	—	—	(18)	—	(18)
Stock-based compensation	—	—	23	—	—	—	—	23
Common stock dividends declared	—	—	—	(77)	—	—	—	(77)
Other comprehensive income	—	—	—	—	828	—	—	828
Net earnings (loss)	—	—	—	(58)	—	—	—	(58)
Balance, December 31, 2023	$—	$—	$3,185	$1,926	$(1,990)	$(18)	$—	$3,103

	F&G Annuities & Life, Inc. shareholders' equity
	Preferred Stock	Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interests	Total Equity
Balance, January 1, 2024	$—	$—	$3,185	$1,926	$(1,990)	$(18)	$—	$3,103
Acquisition of non-controlling interest	—	—	—	—	—	—	136	136
Issuance of preferred stock	—	—	250	—	—	—	—	250
Treasury stock purchased	—	—	—	—	—	(12)	—	(12)
Stock-based compensation	—	—	29	—	—	—	—	29
Preferred stock dividends declared	—	—	—	(17)	—	—	—	(17)
Common stock dividends declared	—	—	—	(108)	—	—	—	(108)
Dividends declared and distribution to non-controlling interests	—	—	—	—	—	—	(14)	(14)
Other comprehensive income	—	—	—	—	67	—	—	67
Net earnings	—	—	—	639	—	—	3	642
Balance, December 31, 2024	$—	$—	$3,464	$2,440	$(1,923)	$(30)	$125	$4,076

See accompanying Notes to Consolidated Financial Statements

F&G ANNUITIES & LIFE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY, CONTINUED
(In millions)

	F&G Annuities & Life, Inc. shareholders' equity
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interests	Total Equity
Balance, January 1, 2025	$—	$—	$3,464	$2,440	$(1,923)	$(30)	$125	$4,076
Treasury stock purchased	—	—	—	—	—	(10)	—	(10)
Stock-based compensation	—	—	31	—	—	—	—	31
Issuance of common stock	—	—	269	—	—	—	—	269
Preferred stock dividends declared	—	—	—	(17)	—	—	—	(17)
Common stock dividends declared	—	—	—	(120)	—	—	—	(120)
Dividends declared and distribution to non-controlling interests	—	—	—	—	—	—	(18)	(18)
Other comprehensive income	—	—	—	—	435	—	—	435
Net earnings	—	—	—	265	—	—	6	271
Balance, December 31, 2025	$—	$—	$3,764	$2,568	$(1,488)	$(40)	$113	$4,917
See accompanying Notes to Consolidated Financial Statements

F&G ANNUITIES & LIFE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2025	2024	2023
Cash Flows from Operating Activities:
Net earnings (loss)	$271	$642	$(58)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	665	569	412
(Gain) loss on sales of investments and other assets and asset impairments, net	128	(210)	461
Interest credited/index credits to contractholder account balances	202	1,327	1,409
Change in market risk benefits, net	167	(25)	95
Deferred policy acquisition costs and deferred sales inducements	(1,286)	(1,419)	(1,082)
Charges assessed to contractholders for mortality and administration	(330)	(291)	(255)
Distributions from unconsolidated affiliates, return on investment	176	108	104
Stock-based compensation cost	31	29	23
Change in NAV of limited partnerships, net	(349)	(350)	(220)
Change in valuation of derivatives, equity and preferred securities and other assets, net	(144)	60	(347)
Changes in assets and liabilities, net of effects from acquisitions:
Change in reinsurance recoverable	(5)	(19)	94
Change in derivative collateral liabilities	249	91	410
Change in future policy benefits	1,710	1,853	1,325
Change in funds withheld from reinsurers	3,277	3,795	3,386
Net change in income taxes	22	103	(4)
Net change in other assets and other liabilities	(103)	(264)	81
Net cash provided by operating activities	4,681	5,999	5,834
Cash Flows from Investing Activities:
Proceeds from sales, calls and maturities of investments	14,294	11,260	5,279
Additions to property and equipment and capitalized software	(15)	(24)	(27)
Purchases of investment securities	(22,498)	(16,922)	(13,326)
Net proceeds from sales, maturities and purchases of short-term investment securities	1,535	(1,103)	(28)
Other acquisitions/disposals, net of cash acquired	—	(482)	—
Additional investments in unconsolidated affiliates	(2,386)	(1,114)	(1,137)
Net increase in policy loans	(43)	(33)	(19)
Distributions from unconsolidated affiliates, return of investment	694	478	340
Net change in notes receivable	(10)	(13)	—
Net cash used in investing activities	(8,429)	(7,953)	(8,918)
Cash Flows from Financing Activities:
Borrowings	375	1,050	845
Debt issuance costs	(11)	(20)	(16)
Payment of contingent consideration for acquisitions	(10)	—	—
Net revolving credit facility (repayments) borrowings	—	(365)	(185)
Repayments of outstanding debt	(300)	(250)	—
Dividends paid	(137)	(121)	(101)
Dividends and distributions paid to non-controlling interest shareholders	(18)	(14)	—
Purchases of treasury stock	(10)	(12)	(18)
Issuance of preferred stock	—	250	—
Issuance of common stock	269	—	—
Contractholder account deposits	11,575	10,147	7,787
Contractholder account withdrawals	(8,763)	(8,010)	(4,625)
Net cash provided by financing activities	2,970	2,655	3,687
Net (decrease) increase in cash and cash equivalents	(778)	701	603
Cash and cash equivalents at beginning of period	2,264	1,563	960
Cash and cash equivalents at end of period	$1,486	$2,264	$1,563
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

Recent Developments
F&G Life Re Ltd. (“F&G Life Re”)
On February 19, 2026, the Company announced the expected sale of its Bermuda based subsidiary, F&G Life Re, to Ancient Financial Holdings, LP (“Ancient”). Blackstone will retain asset management for the inforce assets and Ancient will manage assets under a new flow reinsurance treaty for certain MYGA new business. The transaction is expected to be completed on March 1, 2026. The transaction reflects F&G’s disciplined execution of risk transfer options and that we no longer needed a Bermuda operation to support our reinsurance strategy.

F&G Special Stock Distribution
On December 31, 2025, FNF distributed, on a pro rata basis, approximately 12% of the outstanding shares of F&G common stock. FNF retained control of F&G through approximately 70% ownership of F&G common stock as of December 31, 2025.

Common Stock Issuance

On March 24, 2025, we completed a public offering of 8,000,000 shares of common stock, par value $0.001 per share, for net proceeds of $269 million. In connection with the offering, we entered into an underwriting agreement, pursuant to which we granted the underwriters of the offering a 30-day option to purchase up to an additional 1,200,000 shares of common stock. Pursuant to the underwriting agreement, the underwriters agreed to resell to FNF 4,500,000 shares of common stock at the same price per share paid by the underwriters, which was $33.60 per share. The underwriters option expired unexercised. The net proceeds from the offering were used for general corporate purposes, including the support of organic growth opportunities.

Redemption of 5.50% F&G Senior Notes

On February 1, 2025, F&G redeemed the outstanding $300 million aggregate principal amount of its 5.50% Senior Notes due May 1, 2025 (the “5.50% F&G Senior Notes”). The notes were redeemed for a redemption price equal to 100% of the principal amount of the notes plus accrued and unpaid interest to, but excluding, the redemption date.

7.300% F&G Junior Notes

On January 13, 2025, F&G completed its public offering of its 7.300% Junior Subordinated Notes due 2065 with an aggregate principal amount of $375 million (the “7.300% F&G Notes”). The net proceeds were used for general corporate purposes, including the repurchase, redemption or repayment at maturity of outstanding indebtedness.

Refer to Note L- Notes Payable for further information related to these financing facilities.

Principles of Consolidation and Basis of Presentation

The Consolidated Financial Statements are prepared in accordance with GAAP and include our accounts as well as our wholly owned subsidiaries, majority-owned subsidiaries, and variable interest entities (“VIEs”) for which we are the primary beneficiary. All intercompany profits, transactions and balances have been eliminated. Non-controlling interests recorded on the Consolidated Statements of Operations represent the portion of a majority-owned subsidiary's net earnings or loss that is owned by non-controlling shareholders of the subsidiary. Non-controlling interests recorded on the Consolidated Balance Sheets represent the portion of equity in a consolidated subsidiary owned by non-controlling shareholders.

Refer to Note T - Recent Accounting Pronouncements for information on recent accounting pronouncements that may have an impact on our Consolidated Financial Statements.

We are involved in certain entities that are considered VIEs as defined under GAAP. Our involvement with VIEs is primarily to invest in assets that allow us to gain exposure to a broadly diversified portfolio of asset classes. A VIE is an entity that does not have sufficient equity to finance its own activities without additional financial support, where investors lack certain characteristics of a controlling financial interest, or where the entity is structured with non-substantive voting rights. We consolidate VIEs for which we are the primary beneficiary and account for all other VIEs as unconsolidated VIEs. We assess our relationships with VIEs to evaluate if we are the primary beneficiary, which is the party that has both (i) the power to direct the activities that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses or the right to receive benefits that could potentially be significant. See Note C - Investments for additional information on our investments in VIEs.

Investments

Fixed Maturity Securities

Fixed maturity securities are purchased to support our investment strategies, which are developed based on factors including rate of return, maturity, credit risk, duration, tax considerations and regulatory requirements. Our investments in fixed maturity securities have been designated as available-for-sale (“AFS”) and are carried at fair value, net of allowance for expected credit losses, with unrealized gains and losses included within accumulated other comprehensive income (loss) (“AOCI”), net of deferred income taxes. We recognize investment income on fixed maturities based on the effective interest method, which results in the recognition of a constant rate of return on the investment equal to the prevailing rate at the time of purchase or at the time of subsequent adjustments of book value. Realized gains and losses on sales of our fixed maturity securities are determined on the specific identification basis. We generally record security transactions on a trade date basis except for private placements, which are recorded on a settlement date basis. Realized gains and losses on sales of fixed maturity securities are reported within Recognized gains and (losses), net in the Consolidated Statements of Operations. Fixed maturity securities AFS are subject to an allowance for credit loss and changes in the allowance are reported in net earnings as a component of Recognized gains and (losses), net. For details on our policy around allowance for expected credit losses on available-for-sale securities, refer to Note C - Investments.

Equity Securities

Preferred and common equity securities held are carried at fair value as of the balance sheet dates. Changes in fair value and realized gains and losses on sales of our preferred and common equity securities are reported within Recognized gains and losses, net in the Consolidated Statements of Operations. Realized gains and losses on sales of our preferred and common equity securities are determined on the specific identification basis and are credited or charged to earnings on a trade date basis unless the security is a private placement, in which case settlement date basis is used. Interest and dividend income from these investments is reported in Interest and investment income in the Consolidated Statements of Operations.

Derivative Financial Instruments

Freestanding Derivatives

We economically hedge certain portions of our exposure to product related equity market risk by entering into derivative transactions (primarily equity options and, to a lesser degree, futures contracts). We also utilize certain interest rate swaps, to reduce market risks from interest rate changes on our earnings associated with our floating rate investments, and foreign currency swaps, to reduce market risks from fluctuations in foreign exchange rates that impact earnings associated with our foreign currency denominated investments. All such derivative instruments are recognized as either assets or liabilities in the Consolidated Balance Sheets at fair value. The changes in fair value of derivatives not designated to hedge relationships are reported within Recognized gains and losses, net in the Consolidated Statements of Operations. The change in the fair value of these derivative instruments is included in operating activities in the Consolidated Statements of Cash Flows.

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

When a derivative is designated as a fair value hedge and is determined to be highly effective, changes in the fair value of the derivative included in the assessment of effectiveness are reported in the same line on the Consolidated Statements of Operations that is used to report the earnings effect of the hedged item.

When a derivative is designated as a cash flow hedge and is determined to be highly effective, changes in the fair value of the derivative included in the assessment of effectiveness are recorded in AOCI until earnings are affected by the variability of cash flows being hedged. At the time the variability of cash flows being hedged impacts net earnings, the related portion of deferred gains or losses on the derivative instrument is reclassified and reported in net earnings in the same line item on the Consolidated Statements of Operations that is used to report the earnings effect of the hedged item.

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

If a fair value or cash flow hedge is discontinued, the derivative will continue to be carried at fair value on the Consolidated Balance Sheets, with changes in fair value recognized prospectively in Recognized gains and losses in the Consolidated Statements of Operations.

For discontinued fair value hedges, the hedged item will no longer be adjusted for changes in the hedged risk and any existing basis adjustment will be amortized into the Consolidated Statements of Operations within the same line item that is used to report other earnings effects of the hedged item. Any amounts remaining in AOCI associated with a component of the change in derivative fair value excluded from the assessment of effectiveness will be amortized into earnings in a manner consistent with how any basis adjustment associated with the hedged item would be amortized.

The component of AOCI related to discontinued cash flow hedges where it is probable the hedged forecasted transaction will not occur, will be immediately reclassified from AOCI into earnings. In all other cases any amounts remaining in AOCI will be amortized into earnings consistent with the earnings impacts expected from the original hedged cash flows.

Embedded Derivatives

We purchase financial instruments and enter into agreements that may contain embedded derivatives. If it is determined that the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is bifurcated from the host contract for measurement purposes. Refer to Note D - Derivatives for additional information on derivatives.

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

Commercial mortgage loans are rated for the purpose of quantifying the level of risk. Loans are placed on a watch list when the debt service coverage (“DSC”) ratio falls below certain thresholds and the loan-to-value (“LTV”) ratios exceeds certain thresholds. Loans on the watch list are closely monitored for collateral deficiency or other credit events that may lead to a potential loss of principal or interest. We define delinquent mortgage loans as 30 days past due, consistent with industry practice.

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

For investments subsequently measured using the equity method (primarily limited partnerships, including those held by consolidated VIEs), adjustments to the carrying amount reflect our pro rata ownership percentage of the operating results as indicated by net asset value (“NAV”) in the unconsolidated affiliates’ financial statements, which we may adjust if we determine NAV is not calculated consistent with investment company fair value principles. Our pro rata share of NAV adjustments are reported in Interest and investment income and realized gains and losses on sales are reported in Recognized gains and (losses), net in the Consolidated Statements of Operations. Distributions received from investments measured using the equity method are recorded as a decrease in the investment balance. Recognition of income and adjustments to the carrying amount can be delayed due to the availability of the related financial statements, which are obtained from the general partner or managing member generally on a one to three month delay. Management inquires quarterly with the general partner or managing member to determine whether any credit or other market events have occurred since prior quarter financial statements to ensure any material events are properly included in our current quarter NAV adjustments and investment income.

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

For mortgage-backed and asset-backed securities included in the fixed maturity securities portfolios, one of two models may be used to recognize interest income. For higher rated securities, interest income will be estimated based on an effective yield that considers cash flows received to date plus current expectations of future cash flows. For all other securities, interest income will be estimated based upon an effective yield that considers current expectations of future cash flows. For both interest income models, the estimated future cash flows include assumptions regarding the performance of the underlying collateral pool.

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

We complete annual goodwill impairment analyses in the fourth quarter of each period presented using a September 30 measurement date. For the years ended December 31, 2025 and 2024, we determined there were no events or circumstances which indicated that the carrying value of a reporting unit exceeded the fair value.

Insurance and Reinsurance Related Intangible Assets

We have insurance and reinsurance related intangible assets, which include the value of insurance and reinsurance contracts acquired (hereafter referred to as “VOBA”), deferred acquisition costs (“DAC”), deferred sales inducements (“DSI”), and cost of reinsurance (“COR”). VOBA, DAC, and DSI are reported in Other intangible assets, net, on the Consolidated Balance Sheets. COR may be reported in Prepaid expenses and other assets or in Accounts payable and accrued liabilities on the Consolidated Balance Sheets as described below under “Reinsurance - Cost of Reinsurance.”

VOBA is an intangible asset that reflects the amount recorded as insurance contract liabilities less the estimated fair value of inforce contracts (“VIF”) in a life insurance company acquisition. It represents the portion of the purchase price that is allocated to the value of the rights to receive future cash flows from the business inforce at the acquisition date. VOBA is a function of the VIF, current GAAP reserves, GAAP assets, and deferred tax liability. The VIF is determined by the present value of statutory distributable earnings less opening required capital. DAC consists principally of commissions and other acquisition costs that are related directly to the successful sale of new or renewal insurance contracts that are deferred as they are incurred. When insurance contracts are reinsured and reinsurance accounting is applied, acquisition cost reimbursements from reinsurers are recorded as a reduction to DAC. Indirect or unsuccessful acquisition costs, maintenance, product development and overhead expenses are charged to expense as incurred and are offset by maintenance expense reimbursements within a reinsurance arrangement, when reinsurance accounting is applied to the respective arrangement DSI represents up front bonus credits and persistency or vesting bonuses credited to contractholder fund balances. COR represents net cash flows on reinsurance coverage to ensure no gain or loss is recognized at inception.

VOBA, DAC, DSI, and COR are amortized on a constant level basis for the grouped contracts over the expected term of the related contracts to approximate straight-line amortization. Contracts are grouped by product type, feature and issue year into cohorts consistent with the grouping used in estimating the associated liability, where applicable. The constant level amortization bases of VOBA, DAC, DSI, and COR varies by product type. For universal life and IUL insurance products, the constant level basis used is face amount inforce. For deferred annuities (indexed annuities and fixed rate annuities), the constant level basis used is initial premium deposit for DAC and DSI and vested account value as of the acquisition date for VOBA and ceded initial premium for COR. For immediate annuity contracts, the VOBA balance is amortized in alignment with the Company’s accounting policy of amortizing the deferred profit liability (“DPL”). All amortization bases are adjusted by full lapses, which includes deaths, full surrenders, annuitizations and maturities, where applicable.

The constant level basis used for amortization are projected using mortality and lapse assumptions that are based on Company’s experience, industry data, and other factors and are consistent with those used for the future policy benefits (“FPB”), where applicable. If those projected assumptions change in future periods, they will be reflected in the cohort level amortization basis at that time. Unexpected contract terminations, due to higher mortality and/or lapse experience than expected, are recognized in the current period as a reduction of the capitalized balances. All balances are reduced for actual experience in excess of expected experience with changes in future estimates recognized prospectively over the remaining expected grouped contract term. The impact of changes in projected assumptions and the impact of actual experience that is different from expectations impact the amortization of these intangible assets, which is reported within Depreciation and amortization for VOBA, DAC DSI and for COR, if the net COR balance is in a deferred gain position is reported within Life insurance premiums and other fees, and if the net COR balance is in a deferred loss position is reported within Other operating expenses in the Consolidated Statements of Operations.

Some of our IUL policies require payment of fees or other policyholder assessments in advance for services that will be rendered over the estimated lives of the policies or contracts. These payments are established as unearned revenue liabilities (“URL”) upon receipt and included in Accounts payable and other accrued liabilities in the Consolidated Balance Sheets. URL is amortized like DAC over the estimated lives of these policies.

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

The NPR is adjusted for changes in cash flow assumptions and for differences between actual and expected experience. We assess the appropriateness of all future cash flow assumptions, excluding the expense assumption, on a quarterly basis and perform an in-depth review of future cash flow assumptions in the third quarter of each year. Updates are made when evidence suggests a revision is necessary. Updates for actual experience, which includes actual cash flows and insurance inforce, are performed on a quarterly basis. These updated cash flows are used to calculate a revised NPR, which is used to derive an updated liability as of the beginning of the current reporting period, discounted at the original contract issuance date. The updated liability is compared with the carrying amount of the liability as of that same date before the revised NPR. The difference between these amounts is the remeasurement gain or loss, presented parenthetically within Benefits and other changes in policy reserves in the Consolidated Statements of Operations. In subsequent periods, the revised NPR is used to measure the FPB, subject to future revisions. If the NPR is greater than 100%, and therefore capped at 100%, the liability is increased and expensed immediately to reflect the amount necessary for net premiums to equal gross premiums. As the liability assumptions are reviewed and updated, if deemed necessary, at least annually, if conditions improve whereby the contracts are no longer expected to have net premiums in excess of gross premiums, the improvements would be captured in the remeasurement process and reflected in the Consolidated Statements of Operations in the period of improvement.

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

Funds Withheld Arrangements

F&G cedes certain business on a coinsurance funds withheld basis. Assets supporting the arrangements are reported within Funds withheld for reinsurance liabilities on our Consolidated Balance Sheets. All assets within the Funds withheld for reinsurance liabilities are recorded in a manner consistent with each respective item of our accounting policies discussed in this Note A - Business and Summary of Significant Accounting Policies. Refer to Note E - Reinsurance, for additional information on the funds withheld arrangements. Investment results for the assets that support the coinsurance are segregated within the funds withheld account and are passed directly to the reinsurer pursuant to the contractual terms of the reinsurance agreement, which creates embedded derivatives considered to be total return swaps. These embedded derivatives are not clearly and closely related to the underlying reinsurance agreement and thus require bifurcation. For arrangements reinsuring indexed annuities products, the funds withheld account additionally contains an embedded derivative representing the index credit obligation due the reinsurer, resulting in a compound embedded derivative. Beginning in 2025, these embedded derivatives are reported in Funds withheld for reinsurance liabilities, irrespective if in a net asset position or a net liability position, on the Consolidated Balance Sheets and prior periods have been reclassified from Prepaid expenses and other assets to conform with the current presentation. The related gains or losses are reported in Recognized gains and (losses), net, on the Consolidated Statements of Operations. Refer to Note B - Fair Value of Financial Instruments for descriptions of the fair value methodologies used for these and other derivative financial instruments and Note D – Derivatives, for additional information on these and other derivatives.

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

Premiums, annuity deposits (net of reinsurance and reinsurance recoverable) and funding agreements, which are not included as revenues in the Consolidated Statements of Operations, collected by product type were as follows:

	Year Ended December 31,
	2025	2024	2023
Indexed annuities	$5,341	$5,828	$4,738
Fixed rate annuities	1,637	1,277	1,147
Funding agreements (FABN/FHLB)	3,748	2,404	1,256
Life insurance and other (a)	849	638	646
Total	$11,575	$10,147	$7,787
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

With the exception of reinsured MRBs discussed above, changes in the Reinsurance recoverable balance that need to be reflected in earnings are included within Benefits and other changes in policy reserves on the Consolidated Statements of Operations. For reinsurance arrangements that apply reinsurance accounting, this primarily relates to changes in the reserve balance ceded. For reinsurance arrangements that apply deposit accounting, this primarily relates to accretion of the deposit asset balance.

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

Periodically, and at least annually, typically in the third quarter, we review the assumptions associated with reserves for policy benefits and product guarantees. During the third quarter and for the years ended December 31, 2025 and 2024, based on policyholder behavior, experience and interest rate movements, we reflected updates to surrender assumptions for recent and expected near term policyholder behavior, as well as updated certain indexed annuities assumptions used to calculate the fair value of the embedded derivative component within Contractholder funds. These changes resulted in decreases in total benefits and other changes in policy reserves of approximately $20 million and $89 million for the years ended December 31, 2025 and 2024, respectively.

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

Reclassifications

Prior period amounts have been reclassified to conform with the current period presentation. Refer to “Funds Withheld Arrangements” above for further information.

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

Our assets and liabilities measured and carried at fair value on a recurring basis, summarized according to the hierarchy previously described, are as follows (in millions):

	December 31, 2025
	Level 1	Level 2	Level 3	NAV	Fair Value
Assets
Cash and cash equivalents	$1,486	$—	$—	$—	$1,486
Fixed maturity securities, available-for-sale:
Asset-backed securities	—	8,638	10,094	—	18,732
Commercial mortgage-backed securities	—	5,155	—	—	5,155
Corporates	40	20,086	3,124	—	23,250
Hybrids	36	558	15	—	609
Municipals	—	1,352	3	—	1,355
Residential mortgage-backed securities	—	2,842	3	—	2,845
U.S. Government	493	—	—	—	493
Foreign Governments	—	238	23	—	261
Equity securities:
Preferred equity securities	115	117	7	—	239
Common equity securities	62	—	5	35	102
Derivative investments	—	1,148	—	—	1,148
Investments in unconsolidated affiliates	—	—	270	—	270
Other long-term investments (a)	—	248	41	—	289
Short term investments	887	82	74	—	1,043
Indexed annuities/IUL ceded embedded derivatives, included in Reinsurance recoverable	—	—	399	—	399
Loan receivable, included in Prepaid expenses and other assets	—	—	24	—	24
Market risk benefits asset	—	—	285	—	285
Total financial assets at fair value	$3,119	$40,464	$14,367	$35	$57,985
Liabilities
Derivatives:
Indexed annuities/IUL embedded derivatives, included in Contractholder funds	$—	$—	$6,542	$—	$6,542
Interest rate and foreign currency swaps, included in Accounts payable and accrued liabilities	—	3	9	—	12
Reinsurance related embedded derivatives, included in Funds withheld for reinsurance liabilities	—	75	—	—	75
Contingent consideration, included in Accounts payable and accrued liabilities	—	—	72	—	72
Market risk benefits liability	—	—	903	—	903
Total financial liabilities at fair value	$—	$78	$7,526	$—	$7,604
(a)Includes certain interests in VIEs for which the fair value option has been elected. Refer to Note C - Investments for further details.

	December 31, 2024
	Level 1	Level 2	Level 3	NAV	Fair Value
Assets
Cash and cash equivalents	$2,264	$—	$—	$—	$2,264
Fixed maturity securities, available-for-sale:
Asset-backed securities	—	7,506	8,143	—	15,649
Commercial mortgage-backed securities	—	5,131	—	—	5,131
Corporates	41	17,496	2,941	—	20,478
Hybrids	35	546	—	—	581
Municipals	—	1,346	—	—	1,346
Residential mortgage-backed securities	—	2,785	3	—	2,788
U.S. Government	158	—	—	—	158
Foreign Governments	—	182	4	—	186
Equity securities:
Preferred equity securities	119	144	7	—	270
Common equity securities	88	—	—	57	145
Derivative investments	—	789	3	—	792
Investments in unconsolidated affiliates	—	—	272	—	272
Other long-term investments	—	—	32	—	32
Short term investments	2,355	18	37	—	2,410
Indexed annuities/IUL ceded embedded derivatives, included in Reinsurance recoverable	—	—	98	—	98
Loan receivable, included in Prepaid expenses and other assets	—	—	11	—	11
Market risk benefits asset	—	—	189	—	189
Total financial assets at fair value	$5,060	$35,943	$11,740	$57	$52,800
Liabilities
Derivatives:
Indexed annuities/IUL embedded derivatives, included in Contractholder funds	$—	$—	$5,220	$—	$5,220
Interest rate swaps, included in Accounts payable and accrued liabilities	—	10	—	—	10
Reinsurance related embedded derivatives, included in Funds withheld for reinsurance liabilities	—	(109)	—	—	(109)
Contingent consideration, included in Accounts payable and accrued liabilities	—	—	74	—	74
Market risk benefits liability	—	—	549	—	549
Total financial liabilities at fair value	$—	$(99)	$5,843	$—	$5,744

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

We analyze the third-party valuation methodologies and related inputs to perform assessments to determine the appropriate level within the fair value hierarchy. However, we did not adjust prices received from third parties as of December 31, 2025 or 2024.

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

The fair value of the reinsurance-related embedded derivatives in our funds withheld reinsurance agreements are estimated based upon the change in fair value (for total return swaps), or the fair value (for the index credit obligation due the reinsurer), of the assets supporting the funds withheld from reinsurance liabilities. The fair value of the assets is based on a quoted market price of similar assets or is obtained from models using substantially all market observable inputs (Level 2), and therefore the fair value of the embedded derivatives are based on market-observable inputs and are classified as Level 2.

The fair value measurement of the indexed annuities/IUL embedded derivatives, representing the indexed crediting feature of the policies included in Contractholder funds, and the ceded portion, the reinsured indexed crediting feature embedded derivatives recorded as a component of the Reinsurance recoverable, is determined through a combination of market observable information and significant unobservable inputs using the option budget method. The market observable inputs are the market value of option and treasury rates. The significant unobservable inputs are the budgeted option cost (i.e., the expected cost to purchase equity options in future periods to fund the equity indexed linked feature), surrender rates, mortality multiplier and non-performance spread. The mortality multiplier at December 31, 2025 and 2024 was applied to the 2012 Individual Annuity mortality tables. Increases or decreases in the market value of an option in isolation would result in a higher or lower, respectively, fair value measurement. Increases or decreases in treasury rates, mortality multiplier, surrender rates, or non-performance spread in isolation would result in a lower or higher fair value measurement, respectively. Generally, a change in any one unobservable input would not directly result in a change in any other unobservable input. Also refer to Management's Estimates in Note A - Business and Summary of Significant Accounting Policies regarding certain assumption updates.

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

Other Long-term Investments

We have elected the fair value option (“FVO”) for certain loans held by consolidated VIEs to better align measurement with the economic characteristics of the underlying structures and to reduce accounting mismatches that would otherwise result from measuring the assets and liabilities using different attributes. We have also elected to apply the collateralized financing entity guidance in ASC 810 to measure both the financial assets and the financial liabilities of the VIE using the more observable of the fair value of the financial assets and the fair value of the financial liabilities. We believe that the value of the debt securities, that trade in the secondary market, are more observable than the pricing of the individual loans and will use the fair value of the debt securities issued by the VIE as a practical expedient in determining the fair value of the loans. Based on the market-observable inputs of the debt securities, the fair value of the loans are included in Level 2.

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

Contingent Consideration

We have recorded contingent consideration pursuant to the terms of the purchase agreement for the acquisition of Roar. The contingent consideration is measured at fair value using a discounted cash flow model applied using a Monte Carlo simulation of estimated EBITDA at each measurement period and for each simulated path relative to contractual EBITDA milestones. The Monte Carlo simulation utilizes a risk-adjusted discount rate, volatility assumption, and risk-free rates to assess the probability Roar's EBITDA trajectory reaches required milestones for the earn out payments to be made. The discounted cash flow approach applies a company-specific discount rate based on F&G credit profile to future expected earn out payments to calculate the estimated fair value based on the average outcome from the simulation. This contingent consideration is included in Level 3 and the inputs are considered unobservable, as not all market participants have access to this data. See further discussion on the contingent consideration in Note N - Commitments and Contingencies.

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

Quantitative information regarding significant unobservable inputs used for recurring Level 3 fair value measurements of financial instruments carried at fair value as of December 31, 2025 and 2024, excluding assets and liabilities for which significant quantitative unobservable inputs are not developed internally and not readily available to the Company (primarily those valued using broker quotes and certain third-party pricing services) are as follows (in millions):

	December 31, 2025
	Fair Value	Valuation Technique	Unobservable Input(s)	Range	Weighted Average
Assets
Fixed maturity securities, available-for-sale:
Asset-backed securities	$92	Third-Party Valuation	Discount Rate	4.36% - 7.15%	5.80%
Corporates	649	Third-Party Valuation	Discount Rate	3.45% - 8.68%	5.84%
Municipals	3	Third-Party Valuation	Discount Rate	4.94% - 4.94%	4.94%
Residential mortgage-backed securities	3	Third-Party Valuation	Discount Rate	5.41% - 5.41%	5.41%
Foreign Governments	5	Third-Party Valuation	Discount Rate	5.73% - 5.73%	5.73%
Investments in unconsolidated affiliates	270	Market Comparable Company Analysis	EBITDA Multiple	7.4x - 15.5x	12.10x
Other long-term investments:
Available-for-sale embedded derivative	41	Black Scholes Model	Market Value of AnchorPath Fund	100.00%
Reinsurance recoverable:
Indexed annuities/IUL ceded embedded derivatives	399	Discounted Cash Flow	Market Value of Option	0.00% - 31.77%	2.74%
			Mortality Multiplier	80.00% - 115.00%	100.00%
			Surrender Rates	0.25% - 50.00%	3.33%
			Partial Withdrawals	2.00% - 6.50%	2.22%
			Non-Performance Spread	0.53% - 1.15%	0.90%

	December 31, 2025
	Fair Value	Valuation Technique	Unobservable Input(s)	Range	Weighted Average
			Option Cost	1.39% - 5.30%	1.98%
Prepaid expenses and other assets:
Loan receivable	24	Discounted Cash Flow	Risk-Adjusted Discount Rate	6.35% - 6.35%	6.35%
			Collateral Volatility	35.00% - 35.00%	35.00%
Market risk benefits asset	285	Discounted Cash Flow	Mortality	80.00% - 115.00%	100.00%
			Surrender Rates	0.25% - 30.00%	5.33%
			Partial Withdrawal Rates	0.00% - 25.64%	2.47%
			Non-Performance Spread	0.43% - 0.85%	0.64%
			GMWB Utilization	50.00% - 75.00%	63.03%
Total financial assets at fair value (a)	$1,771

Liabilities
Derivatives:
Indexed annuities/IUL embedded derivatives, included in Contractholder funds	$6,542	Discounted Cash Flow	Market Value of Option	0.00% - 40.13%	3.84%
			Mortality Multiplier	80.00% - 115.00%	100.00%
			Surrender Rates	0.25% - 50.00%	6.68%
			Partial Withdrawals	2.00% - 35.71%	2.69%
			Non-Performance Spread	0.43% - 0.85%	0.64%
			Option Cost	0.50% - 6.09%	2.78%
Contingent consideration, included in Accounts payable and accrued liabilities	72	Discounted Cash Flow	Risk-Adjusted Discount Rate	11.50% - 11.50%	11.50%
			EBITDA Volatility	35.00% - 35.00%	35.00%
			Counterparty Discount Rate	6.30% - 6.30%	6.30%
Market risk benefits liability	903	Discounted Cash Flow	Mortality	80.00% - 115.00%	100.00%
			Surrender Rates	0.25% - 30.00%	5.33%
			Partial Withdrawal Rates	0.00% - 25.64%	2.47%
			Non-Performance Spread	0.43% - 0.85%	0.64%
			GMWB Utilization	50.00% - 75.00%	63.03%
Total financial liabilities at fair value	$7,517
(a)Assets of $12,596 million and liabilities of $9 million for which significant quantitative unobservable inputs are not developed internally and not readily available to the Company (primarily those valued using broker quotes and certain third-party pricing services) are excluded from the respective totals in the table above.

	December 31, 2024
	Fair Value	Valuation Technique	Unobservable Input(s)	Range	Weighted Average
Assets
Fixed maturity securities, available-for-sale:
Asset-backed securities	$95	Third-Party Valuation	Discount Rate	4.83% - 7.15%	6.33%
Corporates	750	Third-Party Valuation	Discount Rate	2.00% - 22.53%	6.76%
Residential mortgage-backed securities	3	Third-Party Valuation	Discount Rate	5.89% - 5.89%	5.89%
Foreign Governments	4	Third-Party Valuation	Discount Rate	12.14% - 12.14%	12.14%
Investments in unconsolidated affiliates	272	Market Comparable Company Analysis	EBITDA Multiple	8.7x - 23.6x	14.6x
Other long-term investments:
Available-for-sale embedded derivative	32	Black Scholes Model	Market Value of AnchorPath Fund	100.00%
Reinsurance recoverable:
Indexed annuities/IUL ceded embedded derivatives	98	Discounted Cash Flow	Market Value of Option	0.35% - 2.53%	1.39%
			Mortality Multiplier	80.00% - 115.00%	100.00%
			Surrender Rates	0.25% - 50.00%	3.24%
			Partial Withdrawals	2.00% - 5.00%	2.13%
			Non-Performance Spread	0.48% - 0.95%	0.75%
			Option Cost	1.40% - 1.40%	1.40%
Prepaid expenses and other assets:
Loan receivable	11	Discounted Cash Flow	Risk-Adjusted Discount Rate	7.22% - 7.22%	7.22%
			Collateral Volatility	35.00% - 35.00%	35.00%
Market risk benefits asset	189	Discounted Cash Flow	Mortality	80.00% - 115.00%	100.00%
			Surrender Rates	0.25% - 30.00%	5.05%
			Partial Withdrawal Rates	2.00% - 24.39%	2.48%
			Non-Performance Spread	0.48% - 0.95%	0.75%
			GMWB Utilization	50.00% - 75.00%	61.77%
Total financial assets at fair value (a)	$1,454

Liabilities
Derivatives:
Indexed annuities/IUL embedded derivatives, included in Contractholder funds	$5,220	Discounted Cash Flow	Market Value of Option	0.00% - 20.81%	2.92%
			Mortality Multiplier	80.00% - 115.00%	100.00%
			Surrender Rates	0.25% - 50.00%	6.94%
			Partial Withdrawals	2.00% - 35.71%	2.72%
			Non-Performance Spread	0.48% - 0.95%	0.75%
			Option Cost	0.07% - 5.70%	2.68%
Contingent consideration, included in Accounts payable and accrued liabilities	74	Discounted Cash Flow	Risk-Adjusted Discount Rate	13.50% - 13.50%	13.50%
			EBITDA Volatility	35.00% - 35.00%	35.00%
			Counterparty Discount Rate	6.50% - 6.50%	6.50%
Market risk benefits liability	549	Discounted Cash Flow	Mortality	80.00% - 115.00%	100.00%
			Surrender Rates	0.25% - 30.00%	5.05%
			Partial Withdrawal Rates	2.00% - 24.39%	2.48%
			Non-Performance Spread	0.48% - 0.95%	0.75%
			GMWB Utilization	50.00% - 75.00%	61.77%
Total financial liabilities at fair value	$5,843

(a)Assets of $10,286 million for which significant quantitative unobservable inputs are not developed internally and not readily available to the Company (primarily those valued using broker quotes and certain third-party pricing services) are excluded from the respective totals in the table above.

The following tables summarize changes to the Company’s financial instruments carried at fair value and classified within Level 3 of the fair value hierarchy for the years ended December 31, 2025 and 2024, respectively (in millions).The gains and losses below may include changes in fair value due in part to observable inputs that are a component of the valuation methodology.

	Year ended December 31, 2025
	Balance at Beginning of Period	Total Gains (Losses) for Assets and (Gains) Losses for Liabilities		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period	Change in Unrealized Included in OCI
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities available-for-sale:
Asset-backed securities	$8,143	$(5)	$80	$3,688	$(433)	$(1,228)	$(151)	$10,094	$73
Commercial mortgage-backed securities	—	—	—	46	—		(46)	—	—
Corporates	2,941	(11)	73	1,476	(886)	(407)	(62)	3,124	73
Hybrids	—	—	—	15	—	—	—	15	—
Municipals	—	—	—	4	—	(1)	—	3	—
Residential mortgage-backed securities	3	—	—	2	—	—	(2)	3	—
Foreign Governments	4	—	2	19	—	(2)	—	23	1
Equity securities:
Preferred equity securities	7	(1)	1	—	—	—	—	7	—
Common equity securities	—	—	—	5	—	—	—	5	—
Derivative investments	3	(2)	(2)	1	—	—	—	—	(2)
Investments in unconsolidated affiliates	272	(2)	—	—	—	—	—	270	—
Other long-term investments:
Available-for-sale embedded derivative	32	—	9	—	—	—	—	41	9
Short term investments	37	—	—	75	—	(38)	—	74	—
Reinsurance recoverable:
Indexed annuities/IUL ceded embedded derivatives	98	48	—	256	—	(3)	—	399	—
Prepaid expenses and other assets:
Loan receivable (b)	11	—	—	13	—	—	—	24	—
Subtotal assets at Level 3 fair value	11,551	$27	$163	$5,600	$(1,319)	$(1,679)	$(261)	14,082	$154
Market risk benefits asset (c)	189							285
Total assets at Level 3 fair value	$11,740							$14,367
Liabilities
Derivatives:
Indexed annuities/IUL embedded derivatives, included in Contractholder funds	$5,220	$450	$—	$1,357	$—	$(485)	$—	$6,542	$—
Foreign currency swaps, included in Accounts payable and accrued liabilities	—	9	—	—	—	—	—	9	—
Contingent consideration, included in Accounts payable and accrued liabilities	74	10	—	—	—	(12)	—	72	—
Subtotal liabilities at Level 3 fair value	5,294	$469	$—	$1,357	$—	$(497)	$—	6,623	—
Market risk benefits liability (c)	549							903
Total liabilities at Level 3 fair value	$5,843							$7,526
(a)The net transfers out of Level 3 during the year ended December 31, 2025 were exclusively into Level 2.
(b)Purchases represent advances on the loan commitment to Roar. Refer to Note N - Commitments and Contingencies for further details.
(c)Refer to Note G - Market Risk Benefits for roll forward activity of the net Market Risk Benefits Asset and Liability.

	Year ended December 31, 2024
	Balance at Beginning of Period	Total Gains (Losses) for Assets and Losses for Liabilities		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period	Change in Unrealized Included in OCI
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities available-for-sale:
Asset-backed securities	$7,122	$19	$128	$5,104	$(2,825)	$(1,210)	$(195)	$8,143	$130
Commercial mortgage-backed securities	18	—	—	58	—	—	(76)	—	—
Corporates	1,970	(2)	81	1,146	(97)	(139)	(18)	2,941	80
Municipals	49	—	1	—	(50)	—	—	—	1
Residential mortgage-backed securities	3	—	—	1	—	—	(1)	3	—
Foreign Governments	16	—	(1)	—	—	(11)	—	4	(1)
Preferred equity securities	7	—	—	—	—	—	—	7	—
Derivative investments	57	(50)	3	—	—	—	(7)	3	1
Investments in unconsolidated affiliates (b)	285	79	—	—	—	—	(92)	272	—
Other long-term investments:
Available-for-sale embedded derivative	27	—	5	—	—	—	—	32	5
Credit linked note	10	1	—	—	—	(11)	—	—	—
Short term investments	—	—	—	236	(190)	(9)	—	37	—
Reinsurance recoverable:
Indexed annuities/IUL ceded embedded derivatives	20	(2)	—	81	—	(1)	—	98	—
Prepaid expenses and other assets:
Loan receivable (c)	—	—	—	11	—	—	—	11	—
Subtotal assets at Level 3 fair value	9,584	$45	$217	$6,637	$(3,162)	$(1,381)	$(389)	11,551	$216
Market risk benefits asset (d)	88							189
Total assets at Level 3 fair value	$9,672							$11,740
Liabilities
Derivatives:
Indexed annuities/IUL embedded derivatives, included in Contractholder funds	$4,258	$45	$—	$1,351	$—	$(434)	$—	$5,220	$—
Interest rate swaps, included in Accounts payable and accrued liabilities	—	28	—	—	—	—	(28)	—	—
Contingent consideration, included in Accounts payable and accrued liabilities (e)	—	$26	$—	$48	$—	$—	$—	74	$—
Subtotal liabilities at Level 3 fair value	4,258	$99	$—	$1,399	$—	$(434)	$(28)	5,294	$—
Market risk benefits liability (d)	403							549
Total liabilities at Level 3 fair value	$4,661							$5,843
(a)The net transfers out of Level 3 during the year ended December 31, 2024 were exclusively to Level 2.

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

Fair Value Option

We have elected the FVO for certain investments held by consolidated VIEs, including certain loans reported in other long term investments. See Note C - Investments for additional information on our investments in VIEs. As discussed above, we have also elected the FVO for certain other investments in unconsolidated affiliates and for a loan receivable.

The following table presents information regarding the assets for which the fair value option was elected.

	December 31,
	2025	2024
Assets
Investments in unconsolidated affiliates	$270	$272
Other loans, within other long-term investments (a)
Fair Value	$248	$—
Aggregate unpaid principal	250	—
Loan receivable, within prepaid expenses and other assets (a)
Fair Value	$24	$11
Aggregate unpaid principal	24	11
(a) No loans are 90 days or more past due or on nonaccrual status

The following table presents information regarding the impact of changes in fair value of assets for which the fair value option was elected which are reported within Recognized gains and losses, net on the Consolidated Statements of Operations.

	December 31,
	2025	2024
Investments in unconsolidated affiliates	(2)	79

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

Investment Contracts

Investment contracts include deferred annuities (indexed annuities and fixed rate annuities), IUL policies, funding agreements and PRT and immediate annuity contracts without life contingencies. The indexed annuities/ IUL embedded derivatives, included in contractholder funds are excluded as they are carried at fair value. The fair value of the deferred annuities (indexed annuities and fixed rate annuities) and IUL contracts is based on their cash surrender value (i.e., the cost the Company would incur to extinguish the liability) as these contracts are generally issued without an annuitization date. The fair value of funding agreements and PRT and immediate annuity contracts without life contingencies is derived by calculating a new fair value interest rate using the updated yield curve and treasury spreads as of the respective reporting date. The Company is not required to, and has not, estimated the fair value of the liabilities under contracts that involve significant mortality or morbidity risks, as these liabilities fall within the definition of insurance contracts that are exceptions from financial instruments that require disclosures of fair value.

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

The carrying value of outstanding balances under our revolving credit facility would approximate fair value as the rates would be comparable to those at which we could currently borrow under similar terms. As such, the fair value of our revolving credit facility was classified as a Level 2 measurement. At December 31, 2025 and 2024, there were no outstanding balances for the revolving credit facility.

The following tables provide the carrying value and estimated fair value of our financial instruments that are carried on the Consolidated Balance Sheets at amounts other than fair value, summarized according to the fair value hierarchy previously described (in millions).

	December 31, 2025
	Level 1	Level 2	Level 3	NAV	Total Estimated Fair Value	Carrying Amount
Assets
FHLB common stock	$—	$155	$—	$—	$155	$155
Commercial mortgage loans	—	—	3,025	—	3,025	3,242
Residential mortgage loans	—	—	4,424	—	4,424	4,649
Investments in unconsolidated affiliates	—	—	—	4,608	4,608	4,608
Policy loans	—	—	147	—	147	147
Company-owned life insurance	—	—	850	—	850	850
Total	$—	$155	$8,446	$4,608	$13,209	$13,651

Liabilities
Investment contracts, included in Contractholder funds	$—	$—	$51,027	$—	$51,027	$56,184
Notes payable	—	2,289	—	—	2,289	2,237
Total	$—	$2,289	$51,027	$—	$53,316	$58,421

	December 31, 2024
	Level 1	Level 2	Level 3	NAV	Total Estimated Fair Value	Carrying Amount
Assets
FHLB common stock	$—	$153	$—	$—	$153	$153
Commercial mortgage loans	—	—	2,404	—	2,404	2,705
Residential mortgage loans	—	—	2,916	—	2,916	3,221
Investments in unconsolidated affiliates	—	—	5	3,288	3,293	3,293
Policy loans	—	—	104	—	104	104
Company-owned life insurance	—	—	395	—	395	395
Total	$—	$153	$5,824	$3,288	$9,265	$9,871

Liabilities
Investment contracts, included in Contractholder funds	$—	$—	$46,339	$—	$46,339	$51,184
Notes payable	—	2,228	—	—	2,228	2,171
Total	$—	$2,228	$46,339	$—	$48,567	$53,355
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
Our investments include assets backing reserves as part of coinsurance with funds withheld agreements. The funds withheld invested assets are reported within their respective line items. See Note E - Reinsurance, for more information on the funds withheld agreements.

The Company’s consolidated AFS investments are summarized as follows (in millions):

	December 31, 2025
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
Asset-backed securities	$18,847	$(25)	$166	$(256)	$18,732
Commercial mortgage-backed securities	5,298	(61)	57	(139)	5,155
Corporates	25,333	(17)	290	(2,356)	23,250
Hybrids	625	—	6	(22)	609
Municipals	1,562	—	4	(211)	1,355
Residential mortgage-backed securities	2,840	(1)	76	(70)	2,845
U.S. Government	495	—	—	(2)	493
Foreign Governments	292	—	4	(35)	261
Total AFS securities	$55,292	$(104)	$603	$(3,091)	$52,700

	December 31, 2024
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
Asset-backed securities	$15,777	$(13)	$202	$(317)	$15,649
Commercial mortgage-backed securities	5,327	(49)	53	(200)	5,131
Corporates	23,177	—	103	(2,802)	20,478
Hybrids	604	—	6	(29)	581
Municipals	1,592	—	3	(249)	1,346
Residential mortgage-backed securities	2,861	—	32	(105)	2,788
U.S. Government	160	—	1	(3)	158
Foreign Governments	231	—	—	(45)	186
Total AFS securities	$49,729	$(62)	$400	$(3,750)	$46,317
Securities held on deposit with various state regulatory authorities had a fair value of $15 million and $866 million at December 31, 2025 and 2024, respectively.

As of December 31, 2025 and 2024, the Company held $54 million and $32 million, respectively, of investments that were non-income producing for a period greater than twelve months.

As of December 31, 2025 and 2024, the Company's accrued interest receivable balance, excluding accrued interest receivable balances related to mortgage loans discussed below under “Mortgage Loans,” was $500 million and $465 million, respectively. Accrued interest receivable is classified within Prepaid expenses and other assets within the Consolidated Balance Sheets.

In accordance with our FHLB agreements, the investments supporting the funding agreement liabilities are pledged as collateral to secure the FHLB funding agreement liabilities and are not available to us for general purposes. The collateral investments had a fair value of $4,621 million and $4,289 million as of December 31, 2025 and 2024, respectively.

The amortized cost and fair value of fixed maturity securities AFS by contractual maturities, as applicable, are shown below (in millions). Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	December 31, 2025
	Amortized Cost	Fair Value
Corporates, Non-structured Hybrids, Municipal, Foreign and U.S. Government Securities:
Due in one year or less	$331	$330
Due after one year through five years	4,552	4,586
Due after five years through ten years	5,398	5,394
Due after ten years	18,026	15,658
Subtotal	28,307	25,968
Other securities, which provide for periodic payments:
Asset-backed securities	18,847	18,732
Commercial mortgage-backed securities	5,298	5,155
Residential mortgage-backed securities	2,840	2,845
Subtotal	26,985	26,732
Total fixed maturity AFS securities	$55,292	$52,700
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

The activity in the allowance for expected credit losses of AFS securities aggregated by investment category was as follows (in millions):

	Year ended December 31, 2025
		Additions		Reductions
	Balance at Beginning of Period	For credit losses on securities for which losses were not previously recorded	(Additions) reductions in allowance recorded on previously impaired securities	For securities sold during the period	For securities intended/required to be sold prior to recovery of amortized cost basis	Write offs charged against the allowance	Recoveries of amounts previously written off	Balance at End of Period
AFS securities
Asset-backed securities	$(13)	$(6)	$(7)	$1	$—	$—	$—	$(25)
Commercial mortgage-backed securities	(49)	(6)	(6)	—	—	—	—	(61)
Corporates	—	(14)	(3)	—	—	—	—	(17)
Residential mortgage-backed securities	—	—	(1)	—	—	—	—	(1)
Total AFS securities	$(62)	$(26)	$(17)	$1	$—	$—	$—	$(104)

	Year ended December 31, 2024
		Additions		Reductions
	Balance at Beginning of Period	For credit losses on securities for which losses were not previously recorded	(Additions) reductions in allowance recorded on previously impaired securities	For securities sold during the period	For securities intended/required to be sold prior to recovery of amortized cost basis	Write offs charged against the allowance	Recoveries of amounts previously written off	Balance at End of Period
AFS securities
Asset-backed securities	$(11)	$(2)	$—	$—	$—	$—	$—	$(13)
Commercial mortgage-backed securities	(22)	(8)	(19)	—	—	—	—	(49)
Residential mortgage-backed securities	(2)	—	2	—	—	—	—	—
Total AFS securities	$(35)	$(10)	$(17)	$—	$—	$—	$—	$(62)

There were no purchases of purchased credit deteriorated AFS securities during the years ended December 31, 2025 and 2024.

The fair value and gross unrealized losses of AFS securities, excluding securities in an unrealized loss position with an allowance for expected credit loss, aggregated by investment category and duration of fair value below amortized cost as of December 31, 2025 and 2024 were as follows (dollars in millions):

	December 31, 2025
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS securities
Asset-backed securities	$4,756	$(30)	$2,160	$(209)	$6,916	$(239)
Commercial mortgage-backed securities	541	(11)	1,048	(106)	1,589	(117)
Corporates	3,291	(52)	9,793	(2,304)	13,084	(2,356)
Hybrids	61	(1)	372	(21)	433	(22)
Municipals	201	(3)	1,012	(208)	1,213	(211)
Residential mortgage-backed securities	208	(2)	389	(67)	597	(69)
U.S. Government	334	(1)	11	(1)	345	(2)
Foreign Government	29	—	124	(35)	153	(35)
Total AFS securities	$9,421	$(100)	$14,909	$(2,951)	$24,330	$(3,051)
Total number of AFS securities in an unrealized loss position less than twelve months						1,904
Total number of AFS securities in an unrealized loss position twelve months or longer						2,090
Total number of AFS securities in an unrealized loss position						3,994

	December 31, 2024
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS securities
Asset-backed securities	$1,164	$(30)	$2,637	$(276)	$3,801	$(306)
Commercial mortgage-backed securities	699	(10)	1,508	(175)	2,207	(185)
Corporates	6,524	(202)	9,234	(2,600)	15,758	(2,802)
Hybrids	105	(4)	380	(25)	485	(29)
Municipals	261	(12)	966	(237)	1,227	(249)
Residential mortgage-backed securities	898	(16)	459	(89)	1,357	(105)
U.S. Government	93	(2)	10	(1)	103	(3)
Foreign Government	51	(1)	128	(44)	179	(45)
Total AFS securities	$9,795	$(277)	$15,322	$(3,447)	$25,117	$(3,724)
Total number of AFS securities in an unrealized loss position less than twelve months						1,838
Total number of AFS securities in an unrealized loss position twelve months or longer						2,113
Total number of AFS securities in an unrealized loss position						3,951

We determined the unrealized losses were caused by higher treasury rates compared to those at the time of the FNF acquisition or the purchase of the security if later. We believe the unrealized loss position for which we have not recorded an allowance for expected credit loss as of December 31, 2025 was primarily attributable to interest rate increases, near-term illiquidity, and other macroeconomic uncertainties as opposed to issuer specific credit concerns.

Mortgage Loans

Our mortgage loans are collateralized by commercial and residential properties.

Commercial Mortgage Loans

Commercial mortgage loans (“CMLs”) represented approximately 5% of our total investments as of December 31, 2025 and 2024. The mortgage loans in our investment portfolio, are generally comprised of high quality commercial first lien and mezzanine real estate loans. Mortgage loans are primarily on income producing properties including industrial properties, retail buildings, multifamily properties and office buildings. We diversify our CML portfolio by geographic region and property type to attempt to reduce concentration risk. We continuously evaluate CMLs based on relevant current information to ensure properties are performing at a consistent and acceptable level to secure the related debt. The distribution of CMLs, gross of valuation allowances, by property type and geographic region is reflected in the following tables (dollars in millions):

	December 31, 2025		December 31, 2024
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Property Type:
Hotel	$9	—%	$17	1%
Industrial	671	21	657	24
Mixed Use	21	1	11	—
Multifamily	1,150	35	1,006	37
Office	345	11	349	13
Retail	327	10	98	4
Student Housing	83	3	83	3
Other	654	19	501	18
Total CMLs, gross of valuation allowance	3,260	100%	2,722	100%
Allowance for expected credit loss	(18)		(17)
Total CMLs, net of valuation allowance	$3,242		$2,705

U.S. Region:
East North Central	$124	4%	$98	4%
East South Central	86	3	75	3
Middle Atlantic	356	11	354	13
Mountain	396	12	409	15
New England	183	6	164	6
Pacific	709	22	706	26
South Atlantic	1,157	34	683	25
West North Central	69	2	62	2
West South Central	180	6	171	6
Total CMLs, gross of valuation allowance	3,260	100%	2,722	100%
Allowance for expected credit loss	(18)		(17)
Total CMLs, net of valuation allowance	$3,242		$2,705
An individual loan, or a portion thereof, is charged off when it is determined to be uncollectible. There were no charge offs for CMLs for the years ended December 31, 2025 and 2024. CMLs segregated by aging of the loans (by year of origination), gross of valuation allowances, were as follows for the years ended December 31, 2025 and 2024 (in millions):

	December 31, 2025
	Amortized Cost by Origination Year
	2025	2024	2023	2022	2021	Prior	Total
Current (less than 30 days past due)	$646	$295	$194	$292	$1,252	$569	$3,248
30-89 days past due	—	—	—	—	—	—	—
90 days or more past due	—	—	—	—	—	12	12
Total CMLs	$646	$295	$194	$292	$1,252	$581	$3,260

	December 31, 2024
	Amortized Cost by Origination Year
	2024	2023	2022	2021	2020	Prior	Total
Current (less than 30 days past due)	$273	$227	$290	$1,253	$469	$201	$2,713
30-89 days past due	—	—	—	—	—	—	—
90 days or more past due	—	—	—	—	—	9	9
Total CMLs	$273	$227	$290	$1,253	$469	$210	$2,722

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

The following tables present the recorded investment in CMLs by LTV and DSC ratio categories and estimated fair value by the indicated LTV ratios, gross of valuation allowances at December 31, 2025 and 2024 (dollars in millions):

	Debt-Service Coverage Ratios			Total Amount	% of Total	Estimated Fair Value	% of Total
	>1.25	1.00 - 1.25	<1.00
December 31, 2025
LTV Ratios:
Less than 50.00%	$594	$16	$—	$610	19%	$596	19%
50.00% to 59.99%	850	36	37	923	28	852	28
60.00% to 74.99%	1,415	288	6	1,709	52	1,560	52
75.00% to 84.99%	—	9	9	18	1	17	1
Total CMLs	$2,859	$349	$52	$3,260	100%	$3,025	100%

December 31, 2024
LTV Ratios:
Less than 50.00%	$490	$34	$—	$524	19%	$501	21%
50.00% to 59.99%	803	112	12	927	34	826	34
60.00% to 74.99%	1,238	16	—	1,254	46	1,060	44
75.00% to 84.99%	4	4	9	17	1	17	1
Total CMLs	$2,535	$166	$21	$2,722	100%	$2,404	100%

	December 31, 2025
	Amortized Cost by Origination Year
	2025	2024	2023	2022	2021	Prior	Total
LTV Ratios:
Less than 50.00%	$148	$49	$66	$21	$75	$251	$610
50.00% to 59.99%	157	36	53	149	320	208	923
60.00% to 74.99%	341	206	70	113	857	122	1,709
75.00% to 84.99%	—	4	5	9	—	—	18
Total CMLs	$646	$295	$194	$292	1,252	$581	3,260
DSC Ratios
Greater than 1.25x	$469	$140	$182	$283	$1,240	$545	$2,859
1.00x - 1.25x	169	155	12	—	—	13	349
Less than 1.00x	8	—	—	9	12	23	52
Total CMLs	$646	$295	$194	$292	$1,252	$581	$3,260

	December 31, 2024
	Amortized Cost by Origination Year
	2024	2023	2022	2021	2020	Prior	Total
LTV Ratios:
Less than 50.00%	$66	$99	$19	$74	$189	$77	$524
50.00% to 59.99%	112	53	149	321	159	133	927
60.00% to 74.99%	91	71	113	858	121	—	1,254
75.00% to 84.99%	4	4	9	—	—	—	17
Total CMLs	$273	$227	$290	$1,253	$469	$210	$2,722
DSC Ratios
Greater than 1.25x	$140	$215	$278	$1,241	$469	$192	$2,535
1.00x - 1.25x	133	12	3	—	—	18	166
Less than 1.00x	—	—	9	12	—	—	21
Total CMLs	$273	$227	$290	$1253	$469	$210	$2,722

We recognize a mortgage loan as delinquent when payments on the loan are greater than 30 days past due. As of December 31, 2025 and 2024, we had one CML that was delinquent in principal or interest payments as shown in the tables above.

Residential Mortgage Loans

Residential mortgage loans (“RMLs”) represented approximately 7% and 5% of our total investments reported on the Condensed Consolidated Balance Sheets as of December 31, 2025 and 2024, respectively. Our RMLs are primarily closed end, amortizing loans and 100% of the properties are located in the United States. We diversify our RML portfolio by state to attempt to reduce concentration risk. The distribution of RMLs by state with highest-to-lowest concentration are reflected in the following tables, gross of valuation allowances (dollars in millions):

	December 31, 2025
U.S. States:	Amortized Cost	% of Total
California	$288	6%
Florida	246	5
New York	232	5
All other states (a)	3,951	84
Total RMLs, gross of valuation allowance	4,717	100%
Allowance for expected credit loss	(68)
Total RMLs, net of valuation allowance	$4,649
(a)The individual concentration of each state is less than 5% as of December 31, 2025.

	December 31, 2024
U.S. States:	Amortized Cost	% of Total
Florida	$164	5%
All other states (a)	3,110	95
Total RMLs, gross of valuation allowance	3,274	100%
Allowance for expected credit loss	(53)
Total RMLs, net of valuation allowance	$3,221
(a)The individual concentration of each state is less than 5% as of December 31, 2024.

RMLs have a primary credit quality indicator of either a performing or non-performing loan. We define non-performing residential mortgage loans as those that are 90 or more days past due or in non-accrual status, which is assessed monthly. The credit quality of RMLs was as follows (dollars in millions):

	December 31, 2025		December 31, 2024
Performance indicators:	Amortized Cost	% of Total	Amortized Cost	% of Total
Performing	$4,650	99%	$3,188	97%
Non-performing	67	1	86	3
Total RMLs, gross of valuation allowance	4,717	100%	3,274	100%
Allowance for expected loan loss	(68)		(53)
Total RMLs, net of valuation allowance	$4,649		$3,221
An individual loan, or a portion thereof, is charged off when it is determined to be uncollectible. There were no charge offs recorded for RMLs during the year ended December 31, 2025. RMLs segregated by aging of the loans (by year of origination) as of December 31, 2025 and 2024 were as follows, gross of valuation allowances (in millions):

	December 31, 2025
	Amortized Cost by Origination Year
	2025	2024	2023	2022	2021	Prior	Total
Current (less than 30 days past due)	$1,568	$736	$327	$798	$731	$419	$4,579
30-89 days past due	15	2	17	29	4	3	70
90 days or more past due	2	4	4	12	21	25	68
Total RMLs	$1,585	$742	$348	$839	$756	$447	$4,717

	December 31, 2024
	Amortized Cost by Origination Year
	2024	2023	2022	2021	2020	Prior	Total
Current (less than 30 days past due)	$610	$368	$911	$805	$162	$312	$3,168
30-89 days past due	1	6	4	6	1	3	21
90 days or more past due	3	2	13	29	13	25	85
Total RMLs	$614	$376	$928	$840	$176	$340	$3,274
Non-accrual loans by amortized cost as of December 31, 2025 and 2024, were as follows (in millions):

	December 31,
	2025	2024
Residential mortgage	$67	$85
Commercial mortgage	12	9
Total non-accrual mortgages	$79	$94
Immaterial interest income was recognized on non-accrual financing receivables for the years ended December 31, 2025 and 2024.

It is our policy to cease to accrue interest on loans that are delinquent for 90 days or more. For loans less than 90 days delinquent, interest is accrued unless it is determined that the accrued interest is not collectible. If a loan becomes 90 days or more delinquent, it is our general policy to initiate foreclosure proceedings unless a workout arrangement to bring the loan current is in place. As of December 31, 2025 and 2024, we had $79 million and $94 million, respectively, of mortgage loans that were over 90 days past due.

As of December 31, 2025 and 2024, we had $111 million and $81 million, respectively, of residential mortgage loans that were in the process of foreclosure.

Loan Modifications

Under certain circumstances, modifications are granted to mortgage loans. Generally, the types of concessions may include interest rate reduction, term extension, payment deferrals, principal forgiveness or a combination of these concessions. We had an immaterial amount of mortgage loans modified during the years ended December 31, 2025 and 2024.

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

The allowances for our mortgage loan portfolio are summarized as follows (in millions):

	Year Ended December 31,
	2025			2024
	Residential Mortgages	Commercial Mortgages	Total	Residential Mortgages	Commercial Mortgages	Total
Beginning Balance	$(53)	$(17)	$(70)	$(54)	$(12)	$(66)
Provision (expense) benefit for loan losses	(15)	(1)	(16)	1	(5)	(4)
Ending Balance	$(68)	$(18)	$(86)	$(53)	$(17)	$(70)

An allowance for expected credit loss is not measured on accrued interest income for commercial mortgage loans as we have a process to write-off interest on loans that enter into non-accrual status (90 days or more past due). Allowances for expected credit losses are measured on accrued interest income for residential mortgage loans and were immaterial as of December 31, 2025 and 2024.

There were no purchases of purchased credit deteriorated mortgage loans during the years ended December 31, 2025 and 2024.

As of December 31, 2025 and 2024, the accrued interest receivable balance on CMLs totaled $11 million and $8 million, respectively, and the accrued interest receivable on RMLs totaled $45 million and $28 million, respectively. Accrued interest receivable is classified within Prepaid expenses and other assets within the Consolidated Balance Sheets.

Interest and Investment Income

The major sources of Interest and investment income reported on the Consolidated Statements of Operations were as follows (in millions):

	Year ended December 31,
	2025	2024	2023
Fixed maturity securities, available-for-sale	$2,247	$2,181	$1,843
Preferred equity securities	14	23	41
Common equity securities	18	21	20
Mortgage loans	374	273	229
Invested cash and short-term investments	105	161	76
Limited partnerships	302	323	229
Other investments	43	32	27
Gross investment income	3,103	3,014	2,465
Investment expense	(266)	(295)	(254)
Interest and investment income	$2,837	$2,719	$2,211

Interest and investment income is shown net of amounts attributable to certain funds withheld reinsurance agreements which is passed along to the reinsurer in accordance with the terms of these agreements. Interest and investment income attributable to these agreements, and thus excluded from the totals in the table above, was $816 million, $636 million and $339 million, for the years ended December 31, 2025, 2024 and 2023, respectively.

Recognized Gains and (Losses), Net

Details underlying Recognized gains and losses, net reported on the Consolidated Statements of Operations were as follows (in millions):

	Year ended December 31,
	2025	2024	2023
Net realized (losses) on fixed maturity available-for-sale securities	$(13)	$(8)	$(155)
Net realized/unrealized (losses) gains on preferred equity securities (a)	(5)	6	2
Net realized/unrealized (losses) gains on common equity securities (b)	(31)	11	18
Net realized/unrealized gains on other invested assets	4	67	24
Change in allowance for expected credit losses	(56)	(34)	(37)
Derivatives and embedded derivatives:
Realized (losses) gains on certain derivative instruments	(62)	254	(211)
Unrealized gains (losses) on certain derivative instruments	312	(184)	358
Change in fair value of reinsurance related embedded derivatives (c)	(148)	(32)	(128)
Change in fair value of other derivatives and embedded derivatives	9	4	5
Net realized/unrealized gains on derivatives and embedded derivatives	111	42	24
Recognized gains and (losses), net	$10	$84	$(124)
(a)Includes net valuation (losses) gains of $(3) million, $6 million, and $73 million for the years ended December 31, 2025, 2024 and 2023, respectively.
(b)Includes net valuation (losses) gains of $(22) million, $12 million, and $18 million for the years ended December 31, 2025, 2024 and 2023, respectively.
(c)Change in fair value of reinsurance related embedded derivatives is due to activity related to the reinsurance treaties.

Recognized gains and (losses), net is shown net of amounts attributable to certain funds withheld reinsurance agreements which are passed along to the reinsurer in accordance with the terms of these agreements. Recognized gains and (losses) attributable to these agreements, and thus excluded from the totals in the table above, was $(154) million, $(30) million and $(123) million for the years ended December 31, 2025, 2024 and 2023, respectively.

The proceeds from the sale of fixed-maturity securities and the gross gains and losses associated with those transactions were as follows (in millions):

	Year ended December 31,
	2025	2024	2023
Proceeds	$5,666	$4,368	$2,590
Gross gains	30	44	8
Gross losses	(26)	(80)	(134)

Variable Interest Entities

Our involvement with VIEs is primarily through investments in entities that provide exposure to a diversified portfolio of investment asset classes. A VIE is an entity that does not have sufficient equity to finance its own activities without additional financial support, where investors lack certain characteristics of a controlling financial interest, or where the entity is structured with non-substantive voting rights. VIEs are consolidated by their ‘primary beneficiary,’ a designation given to an entity that receives both the benefits from the VIE as well as the substantive power to make its key economic decisions. We perform ongoing qualitative assessments of our variable interests in VIEs to determine whether we have a controlling financial interest and are therefore the primary beneficiary of the VIE. We consolidate the assets and liabilities (if applicable) of VIEs for which we are determined to be the primary beneficiary in our consolidated financial statements.

Consolidated variable interest entities

We have concluded that we are the primary beneficiary for certain VIEs where we have both the power to direct the most significant activities of the VIE and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.

Consolidated VIEs at December 31, 2025 are structured investments that are managed by third parties. These structured investments are established as special purpose vehicles (“SPVs”) designed to hold specific assets which include limited partnerships, middle market loans, short-term investments, and cash and cash equivalents. The assets of each VIE can be used only to settle obligations of the VIE. Asset and liability information held by consolidated VIEs included on the Consolidated Balance Sheets are as follows (in millions):

	December 31,
	2025	2024
Assets
Investments in unconsolidated affiliates	$262	$—
Other long-term investments	248	—
Short-term investments	116	—
Cash and cash equivalents	2	—
Total assets	$628	$—

Total consolidated VIE investments	$628	$—

We are not required to provide financial support to these VIEs beyond our contractual obligations. Our maximum exposure to loss related to these consolidated VIEs is limited to our capital invested plus any unfunded capital commitments (refer to unfunded commitments in Note N - Commitments and Contingencies). The maximum loss exposure of our consolidated VIEs as of December 31, 2025 was $878 million.

Unconsolidated Variable Interest Entities

We own investments in VIEs that are not consolidated within our financial statements. While we participate in the benefits from these VIEs in which we invest, but do not consolidate, the substantive power to make the key economic decisions for each respective VIE resides with entities not under our common control. It is for this reason that we are not considered the primary beneficiary for the VIE investments that are not consolidated.

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
Our maximum loss exposure with respect to these VIEs is limited to the investment carrying amounts reported in our Consolidated Balance Sheets for limited partnerships and the amortized costs of certain of our fixed maturity securities, in addition to any required unfunded commitments (refer to unfunded commitments in Note N - Commitments and Contingencies).

The following table summarizes the carrying value and the maximum loss exposure of our unconsolidated VIEs as of December 31, 2025 and 2024 (in millions):

	December 31,
	2025		2024
	Carrying Value	Maximum Loss Exposure	Carrying Value	Maximum Loss Exposure
Investment in unconsolidated affiliates	$4,878	$6,102	$3,565	$4,703
Fixed maturity securities	26,419	28,803	23,242	24,242
Total unconsolidated VIE investments	$31,297	$34,905	$26,807	$28,945

Concentrations

Our underlying investment concentrations that exceed 10% of shareholders equity as of December 31, 2025 and 2024 are as follows (in millions):

	December 31,
	2025	2024
Blackstone Wave Asset Holdco (a)	$655	$710
Blackstone Cooper Asset Holdco (a) (b)	—	472
(a)Represents a special purpose vehicle that holds investments in numerous limited partnership investments whose underlying investments are further diversified by holding interest in multiple individual investments and industries.
(b)Investment did not exceed 10% of shareholder’s equity as of December 31, 2025.

Note D - Derivative Financial Instruments

Refer to Note A - Business and Summary of Significant Accounting Policies, for a description of the Company’s accounting policies for derivative financial instruments and Note B - Fair Value of Financial Instruments for descriptions of the fair value methodologies used for derivative financial instruments.
The notional and carrying amounts of derivative financial instruments, including derivative instruments embedded in indexed annuities and IUL contracts, and reinsurance are as follows (in millions):

	December 31, 2025			December 31, 2024
	Gross Notional	Assets	Liabilities	Gross Notional	Assets	Liabilities
Derivatives designated as hedging instruments
Interest rate swaps (a)	$850	$11	$1	$—	$—	$—
Foreign currency swaps (a)	21	—	3	39	2	—
Total derivatives designated as hedging instruments	871	11	4	39	2	—

Derivatives not designated as hedging instruments
Equity options (a)	29,651	1,062	—	29,594	773	—
Interest rate swaps (a)	6,229	75	2	5,040	16	10
Foreign currency swaps (a)	503	—	6	—	—	—
Futures contracts (a)	68	—	1	152	—	—
Other derivative investments (a)	93	—	—	118	1	—
Other embedded derivatives (b)	—	41	—	—	32	—
Indexed annuities/IUL embedded derivatives (c)	—	399	6,542	—	98	5,220
Reinsurance related embedded derivatives (d)	—	—	75	—	—	(109)
Total derivatives not designated as hedging instruments	36,544	1,577	6,626	34,904	920	5,121
Total derivatives	$37,415	$1,588	$6,630	$34,943	$922	$5,121
(a)The fair value of derivative assets is reported in Derivative investments, and the fair value of derivative liabilities is reported in Accounts payable and accrued liabilities on the Consolidated Balance Sheets.
(b)The fair value is included in Other long term investments on the Consolidated Balance Sheets.
(c)The fair value of the liability is included in Contractholder funds and the ceded portion is included in Reinsurance recoverable on the Consolidated Balance Sheets.
(d)The fair value of the embedded derivative asset is included in Funds withheld for reinsurance liabilities as a contra-liability on the Consolidated Balance Sheet as of December 31, 2024.

The amounts and locations of gains (losses), net recognized for derivatives items included in the Consolidated Statements of Operations are as follows (in millions):

	Year Ended December 31,
	2025		2024		2023
	Recognized gains (losses), net for derivatives	Benefits and other changes in policy reserves for derivatives	Recognized gains (losses), net for derivatives	Benefits and other changes in policy reserves for derivatives	Recognized gains (losses), net for derivatives	Benefits and other changes in policy reserves for derivatives
Derivatives designated as hedging instruments
Interest rate swaps	$—	$11	$—	$—	$—	$—
Foreign currency swaps	(3)	—	—	—	—	—
Total derivatives designated as hedging instruments	(3)	11	—	—	—	—

Derivatives not designated as hedging instruments
Equity options	177	—	145	—	92	—
Interest rate swaps	59	—	(103)	—	48	—
Foreign currency swaps	(6)	—	—	—	—	—
Futures contracts	32	—	18	—	9	—
Other derivative investments	(9)	—	10	—	(2)	—
Other embedded derivatives	9	—	4	—	5	—
Indexed annuities/IUL embedded derivatives	—	402	—	47	—	257
Reinsurance related embedded derivatives	(148)	—	(32)	—	(128)	—
Total derivatives not designated as instruments	114	402	42	47	24	257
Total derivatives	$111	$413	$42	$47	$24	$257

The amounts and locations of gains (losses), net recognized for hedged items included in the Consolidated Statements of Operations are as follows (in millions):

	Year Ended December 31,
	2025		2024		2023
	Recognized gains (losses), net for hedged item	Benefits and other changes in policy reserves for hedged item	Recognized gains (losses), net for hedged item	Benefits and other changes in policy reserves for hedged item	Recognized gains (losses), net for hedged item	Benefits and other changes in policy reserves for hedged item
Derivatives designated as hedging instruments
Interest rate swaps	$—	$(11)	$—	$—	$—	$—
Foreign currency swaps	3	—	—	—	—	—
Total derivatives designated as hedging instruments	$3	$(11)	$—	$—	$—	$—

The following amounts are recorded in the Consolidated Balance Sheets related to the carrying amount of hedged assets and (liabilities) and the cumulative basis adjustment included in the carrying amount for fair value hedges (in millions):

	Year Ended December 31,
	2025		2024
Line Item in the Consolidated Balance Sheet that includes hedged item	Carrying Amount of Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment included in the Carrying Amount of the Hedged Assets (Liabilities)	Carrying Amount of Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment included in the Carrying Amount of the Hedged Assets (Liabilities)
Fixed maturity securities, AFS, at amortized cost	$21	$—	$—	$—
Contractholder funds	(862)	(11)	—	—
For the years ended December 31, 2025, 2024, and 2023, the derivative instruments’ gains (losses), net excluded from the assessment of hedge effectiveness was immaterial.

There were no cumulative fair value hedging adjustments for hedged assets and liabilities for which hedge accounting was discontinued as of December 31, 2025 and 2024.

Derivatives designated as hedging instruments

We utilize interest rate swaps and foreign currency swaps that are designated and accounted for as fair value hedges to reduce interest rate risk for certain funding agreements and to reduce the risk of certain exposures to foreign currency risk for foreign AFS fixed maturity securities. For fair value hedges of funding agreements, changes in fair value are reported in Benefits and other changes in policy reserves. For fair value hedges of AFS fixed maturity securities, changes in fair value included in the assessment of effectiveness are reported in Recognized gains and (losses), net in the Consolidated Statement of Operations. The change in the fair value of components excluded from the assessment of hedge effectiveness is recorded in OCI and is recognized in net income through periodic settlements.
Derivatives not designated as hedging instruments

Indexed Annuities/IUL Embedded Derivative, Equity Options and Futures

We have indexed annuities and IUL contracts that permit the holder to elect an interest rate return or an equity index linked component, where interest credited to the contracts is linked to the performance of various equity indices, such as the S&P 500 Index. This feature represents an embedded derivative under GAAP. The indexed annuities/IUL embedded derivatives are valued at fair value and included in the liability for Contractholder funds in the Consolidated Balance Sheets with the ceded portion of the reinsured indexed crediting feature embedded derivatives, recorded as a component of the Reinsurance recoverable in the Consolidated Balance Sheets. Changes in fair value are included as a component of Benefits and other changes in policy reserves in the Consolidated Statements of Operations.

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

Reinsurance Related Embedded Derivatives

F&G cedes certain business on a coinsurance funds withheld basis. Investment results for the assets that support the coinsurance are segregated within the funds withheld account and are passed directly to the reinsurer pursuant to the contractual terms of the reinsurance agreement, which creates embedded derivatives considered to be total return swaps. These total return swaps are not clearly and closely related to the underlying reinsurance agreement and thus require bifurcation. For arrangements reinsuring indexed annuities products, the funds withheld account additionally contains an embedded derivative representing the index credit obligation due the reinsurer, resulting in a compound embedded derivative. Beginning in 2025, these embedded derivatives are reported in Funds withheld for reinsurance liabilities, irrespective if in a net asset position or a net liability position, on the Consolidated Balance Sheets and prior periods have been reclassified from Prepaid expenses and other assets to conform with the current presentation. The related gains or losses are reported in Recognized gains and (losses), net, on the Consolidated Statements of Operations.

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

Information regarding our exposure to credit loss on the derivative instruments we hold, excluding futures contracts, is presented below (in millions):

	Fair Value	Collateral	Net Credit Risk
December 31, 2025	$1,137	$1,185	$34
December 31, 2024	782	771	34

Collateral Agreements

We are required to maintain minimum ratings as a matter of routine practice as part of our over-the-counter derivative agreements on ISDA forms. Under some ISDA agreements, we have agreed to maintain certain financial strength ratings. A downgrade below these levels provides the counterparty under the agreement the right to terminate the open derivative contracts between the parties, at which time any amounts payable by us or the counterparty would be dependent on the market value of the underlying contracts. Our current rating does not allow any counterparty the right to terminate ISDA agreements. In certain transactions, both us and the counterparty have entered into a collateral support agreement requiring either party to post collateral when the net exposures exceed pre-determined thresholds. For all counterparties, except one, the threshold is set to zero. As of December 31, 2025 and 2024 counterparties posted collateral of $1,185 million and $771 million, respectively. This included cash collateral of $928 million and $679 million, respectively, for which we record an associated payable included in Accounts payable and accrued liabilities on the Consolidated Balance Sheets. Cash collateral received is not legally segregated and may be used by the Company in the normal course of business. The Company is obligated to return an equivalent amount of collateral upon settlement or termination of the related derivative contracts, or otherwise in accordance with the collateral provisions of such agreements, including in circumstances where changes in market conditions cause the Company’s mark-to-market position to decline. The remaining collateral represents securities collateral received that is not reported on the Consolidated Balance Sheets. Accordingly, the maximum amount of loss due to credit risk that we would incur if parties to the derivatives failed completely to perform according to the terms of the contracts, after giving effect to cash and securities collateral held, was $34 million at both December 31, 2025 and 2024.

We are required to pay our counterparties the effective federal funds interest rate each day for cash collateral posted to us. Cash collateral is reinvested in overnight investment sweep products, which are included in Cash and cash equivalents on the Consolidated Balance Sheets, to reduce the interest cost. Changes in cash collateral are included in the Change in derivative collateral liabilities in the Consolidated Statements of Cash Flows.

We held 172 and 527 futures contracts at December 31, 2025 and 2024, respectively. The fair value of the futures contracts represents the cumulative unsettled variation margin (open trade equity, net of cash settlements). We provide cash collateral to the counterparties for the initial and variation margin on the futures contracts, which is included in Cash and cash equivalents in the Consolidated Balance Sheets. The amount of cash collateral held by the counterparties for such contracts was $4 million and $7 million at December 31, 2025 and 2024, respectively.

Note E - Reinsurance

F&G reinsures portions of its policy risks with other insurance companies. The use of indemnity reinsurance does not discharge an insurer from liability on the insurance ceded. The insurer is required to pay in full the amount of its insurance liability regardless of whether it is entitled to or able to receive payment from the reinsurer. The portion of risks exceeding F&G's retention limit is reinsured. F&G primarily seeks reinsurance coverage in order to manage loss exposures, to enhance our capital position, to diversify risks and earnings, and to manage new business volume. F&G follows reinsurance accounting when the treaty adequately transfers insurance risk and any acquisition cost reimbursements reduce policy acquisition costs deferred and maintenance expense reimbursements reduce direct expenses incurred. Otherwise, F&G follows deposit accounting if there is inadequate transfer of insurance risk or if the underlying policy for which risk is being transferred is an investment contract that does not contain insurance risk. Refer to Note A - Business and Summary of Significant Accounting Policies for more information over our accounting policy for reinsurance agreements. As of December 31, 2025 and 2024, we had an immaterial amount of cost of reinsurance recorded on the Consolidated Balance Sheets.

The effects of reinsurance on net premiums earned, net product fees and net benefits incurred (benefits paid and reserve changes) for the years ended December 31, 2025, 2024, and 2023 respectively, were as follows (in millions):

	Year Ended December 31,
	2025			2024			2023
	Net Premiums Earned	Net Product Fees	Net Benefits Incurred	Net Premiums Earned	Net Product Fees	Net Benefits Incurred	Net Premiums Earned	Net Product Fees	Net Benefits Incurred
Direct	$2,223	$717	$4,197	$2,346	$655	$3,987	$2,112	$455	$3,728
Ceded	(85)	(60)	(234)	(94)	(47)	(196)	(105)	(49)	(175)
Net	$2,138	$657	$3,963	$2,252	$608	$3,791	$2,007	$406	$3,553

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

Reinsurance Transactions

The following summarizes significant changes to third-party reinsurance agreements for the years ended December 31, 2025 and 2024:

Aspida Re Cayman: Effective November 1, 2025, FGL Insurance entered into a reinsurance agreement with Aspida Re Cayman Ltd. (“Aspida Re Cayman”), an unaffiliated reinsurer, to cede certain flow MYGA business, on a funds withheld coinsurance basis, net of applicable existing reinsurance.

New Re Reinsurance Transaction:. Effective October 1, 2025, FGL Insurance recaptured and terminated the indemnity reinsurance agreement with New Reinsurance Company Ltd., an unaffiliated reinsurer and wholly owned subsidiary of Münchener Rückversicherungs-Gesellschaft Aktiengesellschaft in München (d/b/a “Munich Re”). FGL Insurance recaptured 100% of the liabilities and obligations ceded and entered into a new indemnity reinsurance agreement with Munich Re to cede certain inforce and future flow FIA policies on a coinsurance basis. The coinsurance basis is applicable to the base contract benefits, waiver of surrender charges, and minimum guaranteed surrender value benefits and for certain FIA policies, return of premium rider and minimum interest credit rider benefits.

New Reinsurance Vehicle: Effective August 1, 2025, F&G executed this forward flow reinsurance agreement with Fort Greene Reinsurance SPC Limited Segregated Portfolio No. 1, (“Fort Greene”) to cede certain FIA policies on a coinsurance funds withheld quota share basis and certain funding agreements on a modified coinsurance basis. F&G does not hold any ownership stake in the unaffiliated Fort Greene entity.

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

IUL YRT Reinsurance: Effective January 1, 2025, F&G entered into separate flow reinsurance agreements with several unaffiliated reinsurers to reinsure mortality risk on certain new IUL policies and effective July 1, 2025, F&G entered into additional separate reinsurance agreements with several unaffiliated reinsurers to reinsure mortality risk on certain inforce IUL policies. In accordance with the terms of these agreements, F&G cedes the net amount at risk on the IUL policies, which is the difference between the stated death benefit and the contractholder funds balance, on a yearly renewable term basis.

Somerset: Effective July 1, 2024, F&G amended the existing flow reinsurance agreement with Somerset Reinsurance Ltd. (“Somerset”), a third-party reinsurer, to additionally cede the base contract benefits and GMWB riders attached under certain FIA policies on a coinsurance funds withheld quota share basis.

Kubera: F&G has a reinsurance agreement with Kubera Insurance (SAC) Ltd. (“Kubera”), an unaffiliated reinsurer, to cede certain FIA statutory reserves on a coinsurance funds withheld quota share basis, net of applicable existing reinsurance. This agreement has been amended several times to include additional FIA policies, with the latest amendment effective December 1, 2025.

The following summarizes our reinsurance recoverable (in millions) as of December 31, 2025 and 2024:

Parent Company/ Principal Reinsurers	Reinsurance Recoverable (a)		Agreement Type	Products Covered	Accounting
	December 31, 2025	December 31, 2024
Aspida (b)	$8,589	$7,844	Coinsurance Funds Withheld	Certain MYGA	Deposit
Somerset Reinsurance Ltd. (c)	5,071	2,822	Coinsurance Funds Withheld	Certain MYGA and deferred annuities	Deposit
			Coinsurance Funds Withheld	Certain FIA	Reinsurance
Everlake	1,868	1,168	Coinsurance	Certain MYGA (d)	Deposit
Wilton Reassurance Company	1,032	1,066	Coinsurance	Block of traditional, IUL, and UL (e)	Reinsurance
Fort Greene	502	—	Coinsurance Funds Withheld	Certain FIA	Deposit
Other (f)	501	489
Reinsurance recoverable, gross of allowance	17,563	13,389
Allowance for expected credit loss	(18)	(20)
Reinsurance recoverable, net of allowance for expected credit losses	$17,545	$13,369
(a)Reinsurance recoverables do not include unearned ceded premiums that would be recovered in the event of early termination of certain traditional life policies.
(b)Includes Aspida Life Re Ltd. and Aspida Re Cayman Ltd.
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

As of December 31, 2025 and 2024, F&G had a deposit asset of $13,279 million and $11,039 million, respectively, which is reported in the Reinsurance recoverable, net of allowance for credit losses on the Consolidated Balance Sheets.

F&G incurred risk charge fees of $42 million, $42 million, and $39 million during the years ended December 31, 2025, 2024, and 2023, respectively, in relation to reinsurance agreements.

Credit Losses

F&G estimates expected credit losses on reinsurance recoverables using a probability of default/loss given default model. Significant inputs to the model include the reinsurer's credit risk, expected timing of recovery, industry-wide historical default experience, senior unsecured bond recovery rates, and credit enhancement features.

The expected credit loss reserves were as follows (in millions):

	Year Ended December 31,
	2025	2024
Balance at beginning of period	$(20)	$(21)
Changes in the expected credit loss reserve	2	1
Balance at end of period	$(18)	$(20)

Concentration of Reinsurance Risk

As indicated above, F&G has a significant concentration of reinsurance risk with third party reinsurers, Aspida, Somerset Reinsurance Ltd (“Somerset Re”), Everlake, Wilton Reassurance (“Wilton Re”), and Fort Greene that could have a material impact on our financial position in the event that any of these reinsurers fails to perform its obligations under the various reinsurance treaties. We monitor the financial condition and financial strength of individual reinsurers using public ratings (refer to table below) and ratings reports of individual reinsurers to attempt to reduce the risk of default by such reinsurers. In addition, the risk of non-performance is further mitigated with various forms of collateral or collateral arrangements, including secured trusts, funds withheld accounts and irrevocable letters of credit. We believe that all amounts due from Aspida, Somerset Re, Everlake, Wilton Re, and Fort Greene for periodic treaty settlements, net of any applicable credit loss reserves, are collectible as of December 31, 2025:

Parent Company/Principal Reinsurers	Financial Strength Rating
	AM Best	S&P	Fitch	Moody's
Aspida	A-	—	—	—
Somerset Re	A	BBB+	—	—
Everlake	A	—	—	—
Wilton Re	A+	—	A-	—
Fort Greene	—	—	—	—
“—” indicates not rated

Intercompany Reinsurance Agreements

F&G executes various intercompany reinsurance agreements between its insurance subsidiaries, including off shore entities, for purposes of managing regulatory statutory capital and risk. Since these agreements are intercompany, the financial impacts are eliminated in the preparation of the Consolidated Financial Statements included within this Annual Report on Form 10-K.

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

The transactions with Raven Re and Cayman Re included the execution of letter of credits with Nomura Bank International plc (“NBI”) and Deutsche Bank AG, respectively, that are undrawn and have maximum borrowing capacities of $150 million and $610 million, respectively, as of December 31, 2025. The transaction with Corbeau Re included the execution of an excess of loss agreement (“XOL”) with Canada Life Barbados Branch that matures on December 31, 2043, and provides for coverage on losses up to $2,400 million as of December 31, 2025. With Corbeau Re, non-economic reserves were financed through the maturity date of the XOL and statutory reserves are recorded for all risks expected to be incurred after the maturity date of the XOL.

Note F - Intangibles

The following table reconciles to Other intangible assets, net, on the Consolidated Balance Sheets as of December 31, 2025 and 2024 (in millions):

	December 31, 2025	December 31, 2024
VOBA	$1,196	$1,349
DAC	3,637	3,036
DSI	891	625
VODA	62	74
Computer software	80	76
Definite lived trademarks, tradenames, and other	173	131
Customer relationships and contracts	228	273
Indefinite lived tradenames and other	8	8
Total Other intangible assets, net	$6,275	$5,572

The following tables roll forward VOBA by product for the years ended December 31, 2025 and 2024 (in millions):

	Indexed Annuities	Fixed Rate Annuities	Immediate Annuities	Universal Life	Traditional Life	Total
Balance at January 1, 2025	$892	$22	$184	$126	$125	$1,349
Amortization	(122)	(4)	(6)	(7)	(14)	(153)
Balance at December 31, 2025	$770	$18	$178	$119	$111	$1,196

	Indexed Annuities	Fixed Rate Annuities	Immediate Annuities	Universal Life	Traditional Life	Total
Balance at January 1, 2024	$1,025	$27	$191	$134	$69	$1,446
Amortization	(133)	(5)	(7)	(8)	(7)	(160)
Actuarial model updates and refinements (a)	—	—	—	—	63	63
Balance at December 31, 2024	$892	$22	$184	$126	$125	$1,349
(a) net of amortization of ($15 million).

VOBA amortization expense of $153 million, $175 million, and $169 million, was recorded in Depreciation and amortization on the Consolidated Statements of Operations for the years ended December 31, 2025, 2024, and 2023, respectively.

The following tables roll forward DAC by product for the years ended December 31, 2025 and 2024 (in millions):

	Indexed Annuities	Fixed Rate Annuities	Universal Life	Total (a)
Balance at January 1, 2025	$1,874	$376	$781	$3,031
Capitalization	530	132	292	954
Amortization	(199)	(106)	(52)	(357)
Balance at December 31, 2025	$2,205	$402	$1,021	$3,628

	Indexed Annuities	Fixed Rate Annuities	Universal Life	Total (a)
Balance at January 1, 2024	$1,378	$288	$545	$2,211
Capitalization	652	174	274	1,100
Amortization	(156)	(86)	(38)	(280)
Balance at December 31, 2024	$1,874	$376	$781	$3,031
(a)Excludes insignificant amounts of DAC related to FABN and PRT.

DAC amortization expense of $357 million, $280 million, and $186 million, was recorded in Depreciation and amortization on the Consolidated Statements of Operations for the years ended December 31, 2025, 2024, and 2023, respectively, excluding insignificant amounts related to FABN and PRT.

The following table presents a reconciliation of DAC to the table above which is reconciled to the Consolidated Balance Sheets as of December 31, 2025 and 2024 (in millions):

	December 31, 2025	December 31, 2024
Indexed Annuities	$2,205	$1,874
Fixed Rate Annuities	402	376
Universal Life	1,021	781
FABN	5	4
PRT	4	1
Total	$3,637	$3,036

The following tables roll forward DSI for our indexed annuity products for the years ended December 31, 2025 and 2024 (in millions):

	Years Ended December 31,
	2025	2024
Balance at January 1,	$625	$346
Capitalization	332	319
Amortization	(66)	(40)
Balance at December 31,	$891	$625

DSI amortization expense of $66 million, $40 million, and $22 million, was recorded in Depreciation and amortization on the Consolidated Statements of Operations for the years ended December 31, 2025, 2024, and 2023, respectively.

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

We review cash flow assumptions annually, generally in the third quarter. In 2024 and 2025, F&G undertook a review of all significant assumptions and revised several assumptions relating to our deferred annuity (indexed annuity and fixed rate annuity) and IUL products. For the year ended December 31, 2025, we updated the assumption for option budgets, surrenders, lapses, mortality and mortality improvement, and free partial withdrawals. For the year ended December 31, 2024, we updated assumptions including surrender rates, GMWB election timing, premium persistency, mortality improvement, and option budgets. For both periods, these assumption updates resulted in increased amortization rates on some DAC and DSI balances, primarily for indexed annuities. All updates to these assumptions brought us more in line with our Company and overall industry experience since the prior assumption update.

The following table rolls forward the customer relationship intangibles acquired in the Roar acquisition on January 2, 2024, and the PALH acquisition on July 18, 2024, (in millions). For more information, refer to Note P - Acquisitions.

	Years ended December 31,
	2025	2024
Balance at January 1,	$273	$—
Acquired and related adjustments	6	310
Amortization	(51)	(37)
Balance at December 31,	$228	$273

Definite and Indefinite Lived Other Intangible Assets

Other intangible assets as of December 31, 2025 and 2024 consist of the following (in millions):

	December 31, 2025
	Cost	Accumulated amortization	Net carrying amount	Weighted average useful life (years)
Definite lived other intangible assets
VODA	$140	$(78)	$62	15
Computer software	130	(50)	80	2 to 10
Definite lived trademarks, tradenames, and other (a)	209	(36)	173	10
Customer relationship intangibles and contracts (a)	316	(88)	228	5 to 20
Indefinite lived other intangible assets
Indefinite lived tradenames and other	8	N/A	8	Indefinite
Total			$551
(a)Includes intangible assets acquired with ROAR and PALH. Refer to Note P - Acquisitions for further details.

	December 31, 2024
	Cost	Accumulated amortization	Net carrying amount	Weighted average useful life (years)
Definite lived other intangible assets
VODA	$140	$(66)	$74	15
Computer software	114	(38)	76	2 to 10
Definite lived trademarks, tradenames, and other (a)	155	(24)	131	5 to 10
Customer relationship intangibles and contracts (a)	310	(37)	273	12 to 20
Indefinite lived other intangible assets
Indefinite lived tradenames and other	8	N/A	8	Indefinite
Total			$562
(a)Includes intangible assets acquired with ROAR and PALH. Refer to Note P - Acquisitions for further details.

Total amortization expense for definite lived other intangible assets, was $87 million, $69 million and $26 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Within definite lived trademarks, tradenames, and other is an amount established to offset MRBs with no explicit rider charges, which had a balance of $145 million and $94 million as of December 31, 2025 and December 31, 2024, respectively. Amortization of $9 million, $5 million and $1 million was recorded in Depreciation and amortization on the Consolidated Statements of Operations for the years ended December 31, 2025, 2024, and 2023, respectively, and is included in total amortization expense noted above.

We recorded no impairment expense related to computer software during the years ended December 31, 2025 and December 31, 2024, compared to $13 million for the year ended December 31, 2023.

The following table shows the estimated amortization expense in future fiscal periods for VOBA for the in-force liabilities, customer relationship intangibles and definite lived other intangible assets as of December 31, 2025 (in millions):

	VOBA	Customer Relationship Intangibles	Definite Lived Other Intangible Assets
2026	$133	$39	$46
2027	120	33	40
2028	109	28	38
2029	99	24	37
2030	90	20	28
Thereafter	645	84	126
Total	$1,196	$228	$315

Note G - Market Risk Benefits

The following table presents the balances of and changes in MRBs associated with indexed annuities and fixed rate annuities for the years ended December 31, 2025 and 2024 (in millions):

	December 31, 2025		December 31, 2024
	Indexed annuities	Fixed rate annuities	Indexed annuities	Fixed rate annuities
Balance, beginning of period, net liability	$420	$1	$314	$1

Balance, beginning of period, before effect of changes in the instrument-specific credit risk	$322	$1	$209	$1
Issuances and benefit payments	147	—	109	—
Attributed fees collected and interest accrual	156	—	147	—
Actual policyholder behavior different from expected	45	—	(5)	—
Changes in assumptions and other	8	—	24	—
Effects of market related movements	6	—	(162)	—
Balance, end of period, before effect of changes in the instrument-specific credit risk	684	1	322	1
Effect of changes in the instrument-specific credit risk	128	—	98	—
Balance, end of period, net liability	812	1	420	1
Less: reinsured market risk benefits	195	—	61	—
Balance, end of period, net of reinsurance	$617	$1	$359	$1

Weighted-average attained age of policyholders weighted by total AV (years)	67.84	84.69	67.98	83.51
Net amount at risk	$1,900	$2	$1,327	$2

The following table reconciles MRBs by amounts in an asset position and amounts in a liability position to the MRBs amounts in the Consolidated Balance Sheets (in millions):

	December 31, 2025			December 31, 2024
	Direct	Reinsured	Total	Direct	Reinsured	Total
MRB asset
Indexed annuities	$88	$197	$285	$128	$61	$189
Fixed rate annuities	—	—	—	—	—	—
Total MRB asset	$88	$197	$285	$128	$61	$189

MRB liability
Indexed annuities	$900	$2	$902	$548	$—	$548
Fixed rate annuities	1	—	1	1	—	1
Total MRB liability	$901	$2	$903	$549	$—	$549

2025. The net MRB liability increased for the year ended December 31, 2025, primarily as a result of collection of attributed fees, interest accrual, and MRB reserves for contracts issued within the period.

For the year ended December 31, 2025, notable changes made to the inputs to the fair value estimates of MRBs calculations included an increase in risk-free rates leading to a favorable change in the MRBs associated with indexed annuities and decreases in the equity market related projections resulted in an increase in the net amount at risk associated with indexed annuities, leading to an unfavorable change in the value of the associated MRBs.

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

In addition, the cash flow assumptions used to calculate MRBs reflect the Company’s best estimates for policyholder behavior. We review cash flow assumptions annually, generally in the third quarter. In 2024 and 2025, F&G undertook a review of all significant assumptions and revised several assumptions relating to our deferred annuities (indexed annuities and fixed rate annuities) with MRBs. For the year ended December 31, 2025, we updated assumptions including surrender rates, mortality and mortality improvement, partial withdrawals, projected CPI, and option budgets. All updates to these assumptions brought us more in line with our Company and overall industry experience since the prior assumption updates. These updates, in total, led to an increase in the net MRB liability for the year ended December 31, 2025. For the year ended December 31, 2024, we updated assumptions including surrender rates, rider benefit election utilization, mortality improvement, and option budgets. All updates to these assumptions brought us more in line with our Company and overall industry experience since the prior assumption updates. These updates, in total, led to an increase in the net MRB liability for the year ended December 31, 2024.

Note H - Income Taxes

We adopted Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, as of December 31, 2025 using the prospective approach. Refer to Note T - Recent Accounting Pronouncements for further information.
Income from continuing operations before income tax consists of the following (in millions):

Year Ended December 31,
2025
Pretax income (loss):
United States	$323
Outside the United States	$—
Total pretax income	$323
Income tax expense (benefit) on continuing operations consists of the following (in millions):

Year Ended December 31,
2025
Current
Federal	$(51)
Foreign	—
State	4
Total Current	(47)
Deferred
Federal	99
Foreign	—
State	—
Total Deferred	99
Total	$52

	Year Ended December 31,
	2024	2023
Current	$65	$27
Deferred	71	(4)
Total	$136	$23
Total income tax expense (benefit) was allocated as follows (in millions):

	Year Ended December 31,
	2025	2024	2023
Taxes on net earnings from continuing operations	$52	$136	$23
Other comprehensive income (loss):
Changes in current discount rate - future policy benefits	(62)	59	(50)
Changes in instrument-specific credit risk-market benefits	(6)	1	(9)
Unrealized (loss) gain on investments and other financial instruments	174	(41)	275
Unrealized gain (loss) on foreign currency translation and cash flow hedging	2	(1)	1
Total income tax (benefit) expense allocated to other comprehensive income (loss)	108	18	217
Total income taxes	$160	$154	$240

A reconciliation of the federal statutory rate to our effective tax rate is as follows:

	Year Ended December 31,
	2025
US Federal statutory rate	$68	21.0%
State and local income taxes, net of federal income tax effect (a)	3	1.0
Foreign tax effect	—	—
Effect of changes in tax laws or rates enacted in the current period	—	—
Effect of cross border tax laws
Foreign Tax Credit	(1)	(0.4)
Tax credits
Low income housing tax credits	(9)	(2.8)
Research and development credits	(1)	(0.3)
Other	—	—
Changes in valuation allowance	(4)	(1.3)
Nontaxable or nondeductible items
Dividend received deduction	(2)	(0.6)
Officers compensation	7	2.1
Stock compensation	(1)	(0.4)
COLI	(7)	(2.1)
Other	(1)	(0.3)
Change in unrecognized tax benefit	—	—
Other adjustments	—	—
Reported income tax expense/(benefit)	$52	15.9%
(a)For 2025, state taxes in Iowa, Florida, and New Jersey contributed to the majority of the tax effect in this category.

	Year Ended December 31,
	2024	2023
Federal statutory rate	21.0%	21.0%
State income taxes, net of federal benefit	0.3	(12.7)
Benefit for capital loss carryback	—	—
Officers Compensation	1.2	(11.2)
Stock compensation	(0.8)	2.7
Tax credits	(1.6)	16.2
Dividends received deduction	(0.2)	7.9
Valuation allowance for deferred tax assets	(1.8)	(100.1)
COLI	(0.6)	13.2
Non-deductible expenses and other, net	—	(3.2)
Effective tax rate	17.5%	(66.2)%

For the year ended December 31, 2025, the Company’s effective tax rate was 15.9%. The effective tax rate was positively impacted by favorable permanent adjustments, including low income housing tax credits (“LIHTC”), the dividends received deduction (“DRD”), and COLI, as well as the valuation allowance release on unrealized losses and capital loss carryforwards.

For the year ended December 31, 2024, the Company’s effective tax rate was 17.5%. The effective tax rate was positively impacted by favorable permanent adjustments, including LIHTC, DRD, and COLI, as well as the valuation allowance release on unrealized losses and capital loss carryforwards.

For the year ended December 31, 2023, the Company’s effective tax rate was (66.2)%. The effective tax rate was negatively impacted by the valuation allowance expense recorded on unrealized losses and capital loss carryforwards.

The significant components of deferred tax assets and liabilities consist of the following (in millions):

	December 31,
	2025	2024
Deferred tax assets:
Employee benefit accruals	$30	$29
Net operating loss carryforwards	106	105
Accrued liabilities	8	—
General business tax credits	117	9
Corporate Alternative Minimum Tax ("CAMT") Credit Carryforwards	7	155
Bermuda CIT NOL Carryforward	—	10
Investment securities	466	643
Capital loss carryover	—	19
Market risk benefit	99	56
Derivatives	—	18
Life insurance and claim related adjustments	539	451
Section 263a Costs	30	—
Funds held under reinsurance agreements	1,178	822
Other	14	13
Total gross deferred tax asset	2,594	2,330
Less: valuation allowance	38	58
Total deferred tax asset	2,556	2,272
Deferred Tax Liabilities:
Amortization of goodwill and intangible assets	(13)	(18)
Other	(7)	(2)
Depreciation	(7)	(11)
Partnerships	(211)	(163)
Value of business acquired	(251)	(283)
Derivatives	(47)	—
Deferred acquisition costs	(677)	(543)
Transition reserve on new reserve method	—	(8)
Funds held under reinsurance agreements	(1,261)	(945)
Total deferred tax liability	(2,474)	(1,973)
Net deferred tax asset (liability)	$82	$299

Our net deferred tax asset was $82 million as of December 31, 2025 and a net deferred tax asset of $299 million as of December 31, 2024. The significant changes in the deferred taxes are as follows: the deferred tax asset for investment securities decreased by $177 million, primarily due to unrealized gains on fixed maturities. The deferred tax liability related to deferred acquisition costs increased by $134 million, which is consistent with the growth in sales in our U.S. life group. The life insurance reserves and claim related adjustments deferred tax asset increased by $88 million primarily due to the GAAP reserves for the year increasing by more than the tax reserves. The reinsurance receivable deferred tax asset increased by $356 million, and the reinsurance receivable deferred tax liability increased by $316 million, both due to the increase in modified coinsurance reinsurance. The deferred tax related to Derivatives decreased by $65 million due to unrealized gains on call options, interest rate swaps, and embedded derivatives.The deferred tax liability related to partnerships increased by $48 million, primarily attributable to unrealized gains.

As of December 31, 2025, we have net operating losses (“NOLs”) on a pretax basis of $506 million, which are available to carryforward and offset future federal taxable income subject to the 80% taxable income limitation. None of these NOLs are subject to Internal Revenue Code Section 382 limitations and these losses do not expire.

As of December 31, 2025 and 2024, we had $117 million and $9 million of general business tax credits, respectively, which expire between 2041 and 2045. None of the $117 million in tax credits are limited. As of

December 31, 2025 and 2024, the Company also had $7 million and $155 million of CAMT credits. The CAMT credits are not limited by IRC Section 382, and have no expiration date.

As of December 31, 2025, the valuation allowance of $38 million consisted of a full valuation allowance of $1 million on the unrealized capital loss deferred tax assets for F&G Life Re Ltd. (“F&G Life Re”), F&G Cayman Re Ltd. (“F&G Cayman Re”), and the US Non-life Companies, a full valuation allowance of $1 million on the foreign deferred tax assets of F&G Life Re, a full valuation allowance of $8 million on the deferred capital loss carryforwards for the US Non-life Companies and F&G Cayman Re, and a partial valuation allowance of $28 million on the US Life Companies’ capital loss deferred tax assets.

Income taxes paid (net of refunds received) consist of the following (in millions):

Year Ended December 31,
2025
Income Taxes Paid
Federal	$6
Foreign	—
State
Iowa	1
Florida	1
New York	—
Other	1
Total	$9

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

The tax credits and other benefits recognized are included in the net change in income taxes on the Consolidated Statements of Cash Flows. The following table presents the impacts of the LIHTC investments included in income tax expense on the Consolidated Statements of Operations (in millions):

	For the Year Ended December 31,
	2025	2024	2023
Tax credits and other benefits recognized	$(40)	$(36)	$(27)
Tax credit amortization expense	31	26	22
Total	$(9)	$(10)	$(5)

At December 31, 2025 and December 31, 2024, LIHTC investments included in Prepaid expenses and other assets on the Consolidated Balance Sheets totaled $165 million and $135 million, respectively.

The U.S. Life insurance group is subject to a Tax Sharing Agreement within the members of the life insurance tax return group. The agreement provides for an allocation based on separate return calculations and allows for reimbursement of company tax benefits absorbed by other members of the group. The U.S. non-life group is subject to a Tax Sharing Agreement with its parent, FNF, with which it files a consolidated federal income tax return. The Company’s non-life group Tax Sharing Agreement allows for reimbursement of company tax benefits absorbed by FNF. If, during the year ended December 31, 2025, the Company had computed taxes using the separate return method, the pro-forma provision for income taxes would remain unchanged. The tax sharing agreement with FNF will not be applicable after 2025. There will be a settlement once the final tax return is filed, but our tax attributes might still be impacted by amended returns or carrybacks involving open years.

The U.S. Federal income tax returns of the Company for years prior to 2020 are no longer subject to examination by the taxing authorities. The Company does not have any unrecognized tax benefits (“UTBs”) at

December 31, 2025 or December 31, 2024. In the event the Company has UTBs, interest and penalties related to uncertain tax positions would be recorded as part of income tax expense in the financial statements. The Company regularly assesses the likelihood of additional tax assessments by jurisdiction and, if necessary, adjusts its tax reserves based on new information or developments.

The Inflation Reduction Act of 2022 (the “Inflation Reduction Act”) was signed into law on August 16, 2022. Among other changes, the Inflation Reduction Act introduced a 15% CAMT on adjusted financial statement income and a 1% excise tax on treasury stock repurchases. These provisions were effective January 1, 2023. For purposes of calculating the adjusted financial statement income, the Company is included in the controlled group of FNF, its parent company. Though the Company is subject to the minimum tax, the Company does not expect to be in a perpetual CAMT position. On September 30, 2025, the Internal Revenue Service issued Notice 2025-46 which allows the Company to calculate its CAMT on a consolidated basis with FNF without regard to the five-taxable-year-limitation. The Company applied this Notice 2025-46 to its 2024 tax return and plans to amend its 2023 return to apply the Notice 2025-46. The CAMT was reduced by $27 million and $114 million for 2023 and 2024 respectively. Beginning in 2026, the Company will not be eligible to file a consolidated return with FNF, but CAMT would be calculated with all F&G entities without regard to the five-taxable-year limitation. The Company has elected to consider the effects of CAMT separately in evaluating the need for a valuation allowance. For the year ended December 31, 2025, no valuation allowance is needed. For the year ended December 31, 2025, the Company was not in a CAMT position. A CAMT credit carryforward created in 2024 is expected to be able to be utilized in future years.

The CIT Act of 2023 was passed in Bermuda on December 27, 2023. The CIT commenced on January 1, 2025 and applies a statutory rate of 15% to the taxable income or loss of Bermuda tax resident entities and permanent establishments. F&G Life Re, a 953(d) company with no or minimal US permanent tax differences, is not expected to owe any Bermuda CIT due to the foreign tax credit. The deferred tax asset recorded for the year ended December 31, 2025 of $1 million has a full valuation allowance. Since the CIT did not have any material impact to the financial statements, the deferred tax asset and offsetting valuation allowance were netted together in the rate reconciliation above.

On July 4, 2025, Public Law 119-21, commonly referred to as the One Big Beautiful Bill Act, was signed into law. The accounting consequences of a change in tax law are required to be recognized in the period legislation is enacted. The Company evaluated the provisions of this legislation and incorporated the effects into our 2025 financial statements, which were not material. We will continue to monitor developments related to the legislation.

Note I - Contractholder Funds

The following tables summarize balances of and changes in contractholder funds’ account balances (in millions):

	December 31, 2025
	Indexed annuities	Fixed rate annuities	Universal life	FABN (b)	FHLB (b)
Balance, beginning of year	$30,235	$17,442	$2,817	$2,463	$2,852
Issuances	6,714	3,801	229	1,148	2,241
Premiums received	31	—	593	—	—
Policy charges (a)	(222)	—	(378)	—	—
Surrenders and withdrawals	(3,831)	(2,485)	(130)	—	—
Benefit payments	(536)	(358)	(21)	(395)	(2,298)
Interest credited	830	866	182	107	103
Other	5	(1)	—	1	—
Balance, end of year	33,226	19,265	3,292	3,324	2,898
Reconciling items (c)	321	2	115	11	—
Gross liability, end of year	33,547	19,267	3,407	3,335	2,898
Less: Reinsurance recoverable	3,198	12,863	887	—	—
Net liability, after reinsurance	$30,349	$6,404	$2,520	$3,335	$2,898

Weighted-average crediting rate	2.65%	4.84%	6.13%	N/A	N/A
Net amount at risk (d)	N/A	N/A	$29,581	N/A	N/A
Cash surrender value (e)	$30,920	$18,034	$2,533	N/A	N/A
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
(e)These amounts are gross of reinsurance.

	December 31, 2024
	Indexed annuities	Fixed rate annuities	Universal life	FABN (b)	FHLB (b)
Balance, beginning of year	$27,164	$13,443	$2,391	$2,613	$2,539
Issuances	6,649	5,125	208	600	1,804
Premiums received	120	1	495	—	—
Policy charges (a)	(195)	—	(315)	—	—
Surrenders and withdrawals	(3,832)	(1,479)	(101)	—	—
Benefit payments	(495)	(315)	(18)	(820)	(1,606)
Interest credited	821	667	157	71	117
Other	3	—	—	(1)	(2)
Balance, end of year	30,235	17,442	2,817	2,463	2,852
Embedded derivative adjustment (c)	219	—	79	—	—
Gross liability, end of year	30,454	17,442	2,896	2,463	2,852
Less: Reinsurance recoverable	861	11,009	877	—	—
Net liability, after reinsurance	$29,593	$6,433	$2,019	$2,463	$2,852

Weighted-average crediting rate	2.90%	4.42%	6.20%	N/A	N/A
Net amount at risk (d)	N/A	N/A	$74,279	N/A	N/A
Cash surrender value (e)	$27,865	$16,266	$2,177	N/A	N/A

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

The following table reconciles contractholder funds’ account balances to the contractholder funds liability in the Consolidated Balance Sheets (in millions):

	December 31,
	2025	2024
Indexed annuities	$33,547	$30,454
Fixed rate annuities	19,267	17,442
Immediate annuities	262	286
Universal life	3,407	2,896
Traditional life	4	5
FABN	3,335	2,463
FHLB	2,898	2,852
PRT	6	6
Total	$62,726	$56,404

Annually, typically in the third quarter, we review assumptions associated with reserves for policy benefits and product guarantees. During the years ended December 31, 2025 and 2024, based on policyholder behavior, experience and interest rate movements, we reflected updates to surrender assumptions for recent and expected near term policyholder behavior, as well as updated certain indexed annuities assumptions used to calculate the fair value of the embedded derivative component within Contractholder funds. These changes resulted in a decrease in Contractholder funds of approximately $22 million and $89 million for the years ended December 31, 2025 and 2024, respectively.

The following tables present the account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums (in millions):

	December 31, 2025
Range of guaranteed minimum crediting rate	At Guaranteed Minimum	1 Basis Point-50 Basis Points Above	51 Basis Points-150 Basis Points Above	Greater Than 150 Basis Points Above	Total
Indexed annuities
Up to 1.50%	$659	$464	$298	$812	$2,233
1.51%-2.50%	548	17	633	630	1,828
Greater than 2.50%	212	1	—	1	214
Subtotal	$1,419	$482	$931	$1,443	$4,275
No guaranteed minimum crediting rate					28,951
Total					$33,226

Fixed rate annuities
Up to 1.50%	$94	$75	$792	$15,548	$16,509
1.51%-2.50%	4	6	16	466	492
Greater than 2.50%	727	2	5	1,530	2,264
Total	$825	$83	$813	$17,544	$19,265

Universal life
Up to 1.50%	$2,898	$9	$—	$31	$2,938
1.51%-2.50%	—	—	—	—	—
Greater than 2.50%	353	—	1	—	354
Total	$3,251	$9	$1	$31	$3,292

	December 31, 2024
Range of guaranteed minimum crediting rate	At Guaranteed Minimum	1 Basis Point-50 Basis Points Above	51 Basis Points-150 Basis Points Above	Greater Than 150 Basis Points Above	Total
Indexed annuities
Up to 1.50%	$721	$596	$309	$880	$2,506
1.51%-2.50%	432	1	313	485	1,231
Greater than 2.50%	253	—	—	14	267
Subtotal	$1,406	$597	$622	$1,379	$4,004
No guaranteed minimum crediting rate					26,231
Total					$30,235

Fixed rate annuities
Up to 1.50%	$57	$20	$773	$14,407	$15,257
1.51%-2.50%	4	7	20	462	493
Greater than 2.50%	804	2	5	881	1,692
Total	$865	$29	$798	$15,750	$17,442

Universal life
Up to 1.50%	$2,421	$7	$—	$24	$2,452
1.51%-2.50%	—	—	—	—	—
Greater than 2.50%	364	—	1	—	365
Total	$2,785	$7	$1	$24	$2,817

Note J - Future Policy Benefits

The following table summarizes balances and changes in the present value of expected net premiums and the present value of the expected FPB for nonparticipating traditional contracts (in millions):

	Traditional life
	December 31, 2025	December 31, 2024
Expected net premiums
Balance, beginning of year	$631	$722
Beginning balance at original discount rate	780	874
Effect of actual variances from expected experience	1	(4)
Balance adjusted for variances from expectation	781	870
Interest accrual	15	17
Net premiums collected	(96)	(107)
Ending balance at original discount rate	700	780
Effect of changes in discount rate assumptions	(115)	(149)
Balance, end of year	$585	$631

Expected FPB
Balance, beginning of year	$1,933	$2,071
Beginning balance at original discount rate	2,368	2,492
Effect of actual variances from expected experience	(21)	44
Balance adjusted for variances from expectation	2,347	2,536
Interest accrual	50	54
Benefits payments	(230)	(222)
Ending balance at original discount rate	2,167	2,368
Effect of changes in discount rate assumptions	(312)	(435)
Balance, end of year	$1,855	$1,933

Net liability for future policy benefits	$1,270	$1,302
Less: Reinsurance recoverable	489	513
Net liability for future policy benefits, after reinsurance recoverable	$781	$789

Weighted-average duration of liability for future policyholder benefits (years)	6.84	6.28

The following tables summarize balances and changes in the present value of the expected FPB for limited-payment contracts (in millions):

	PRT
	December 31, 2025	December 31, 2024
Balance, beginning of year	$6,054	$4,189
Beginning balance at original discount rate	6,417	4,351
Effect of changes in cash flow assumptions	(36)	(3)
Effect of actual variances from expected experience	13	(11)
Balance adjusted for variances from expectation	6,394	4,337
Issuances	2,206	2,324
Interest accrual	331	240
Benefits payments	(663)	(484)
Ending balance at original discount rate	8,268	6,417
Effect of changes in discount rate assumptions	(156)	(363)
Balance, end of year	$8,112	$6,054

Net liability for future policy benefits, after reinsurance recoverable	$8,112	$6,054

Weighted-average duration of liability for future policyholder benefits (years)	7.80	7.78

	Immediate annuities
	December 31, 2025	December 31, 2024
Balance, beginning of year	$1,297	$1,415
Beginning balance at original discount rate	1,732	1,788
Effect of actual variances from expected experience	(11)	(27)
Balance adjusted for variances from expectation	1,721	1,761
Issuances	17	30
Interest accrual	54	59
Benefits payments	(113)	(118)
Ending balance at original discount rate	1,679	1,732
Effect of changes in discount rate assumptions	(403)	(435)
Balance, end of year	$1,276	$1,297

Net liability for future policy benefits	$1,276	$1,297
Less: Reinsurance recoverable	106	109
Net liability for future policy benefits, after reinsurance recoverable	$1,170	$1,188

Weighted-average duration of liability for future policyholder benefits (years)	12.32	12.63

The following tables summarize balances and changes in the liability for DPL for limited-payment contracts (in millions):

	December 31, 2025		December 31, 2024
	Immediate annuities	PRT	Immediate annuities	PRT
Balance, beginning of year	$90	$6	$87	$10
Effect of changes in cash flow assumptions	—	—	—	(8)
Effect of actual variances from expected experience	2	1	8	—
Balance adjusted for variances from expectation	92	7	95	2
Issuances	6	1	3	1
Interest accrual	1	—	1	4
Amortization	(9)	(1)	(9)	(1)
Balance, end of year	$90	$7	$90	$6

The following table reconciles the net FPB to the FPB in the Consolidated Balance Sheets (in millions). The DPL for Immediate Annuities and PRT is presented together with the FPB in the Consolidated Balance Sheets and has been included as a reconciling item in the table below:

	December 31,
	2025	2024
Traditional life	$1,270	$1,302
Immediate annuities	1,276	1,297
PRT	8,112	6,054
Immediate annuities DPL	90	90
PRT DPL	7	6
Total	$10,755	$8,749

The following table provides the amount of undiscounted and discounted expected gross premiums and expected future benefits and expenses for nonparticipating traditional and limited-payment contracts (in millions):

	Undiscounted		Discounted
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Traditional life
Expected future benefit payments	$2,511	$2,705	$1,857	$1,948
Expected future gross premiums	848	914	630	681
Immediate annuities
Expected future benefit payments	$3,095	$3,189	$1,276	$1,297
Expected future gross premiums	—	—	—	—
PRT
Expected future benefit payments	$13,074	$10,038	$8,112	$6,054
Expected future gross premiums	—	—	—	—

The following table summarizes the amount of revenue and interest related to nonparticipating traditional and limited-payment contracts recognized in the Consolidated Statements of Operations (in millions):

	Gross Premiums (a)			Interest Expense (b)
	December 31,			December 31,
	2025	2024	2023	2025	2024	2023
Traditional life	$99	$111	$123	$35	$37	$37
Immediate annuities	17	18	24	54	59	51
PRT	2,107	2,217	1,964	331	240	109
Total	$2,223	$2,346	$2,111	$420	$336	$197
(a)Included in Life insurance premiums and other fees on the Consolidated Statements of Operations.

(b)Included in Benefits and other changes in policy reserves (remeasurement gains (a)) on the Consolidated Statements of Operations.

The following table presents the weighted-average interest rate:

	December 31,
	2025	2024	2023
Traditional life
Interest accretion rate	2.35%	2.34%	2.33%
Current discount rate	4.77%	5.44%	5.03%
Immediate annuities
Interest accretion rate	3.20%	3.17%	3.14%
Current discount rate	5.29%	5.45%	4.98%
PRT
Interest accretion rate	4.87%	4.72%	4.61%
Current discount rate	4.98%	5.54%	5.03%

The following tables summarize the actual experience and expected experience for mortality and lapses of the FPB:

	December 31,
	2025			2024			2023
	Traditional life	Immediate annuities	PRT	Traditional life	Immediate annuities	PRT	Traditional life	Immediate annuities	PRT
Mortality
Actual experience	2.4%	2.4%	2.6%	1.4%	2.7%	2.7%	1.7%	3.2%	3.2%
Expected experience	1.6%	1.7%	2.5%	1.5%	1.9%	2.5%	1.4%	1.8%	2.3%
Lapses
Actual experience	—%	—%	—%	0.1%	—%	—%	—%	—%	—%
Expected experience	0.6%	—%	—%	0.5%	—%	—%	0.3%	—%	—%

The following table provides additional information for periods in which a cohort has a net premium ratio (“NPR”) greater than 100% (and therefore capped at 100%) (dollars in millions):

	December 31, 2025		December 31, 2024
	Cohort X	Description	Cohort X	Description
NPR before capping	104%	Term with return of premium Non-NY Cohort	108%	Term with return of premium Non-NY Cohort
Reserves before NPR capping	$1,145	Term with return of premium Non-NY Cohort	$1,147	Term with return of premium Non-NY Cohort
Reserves after NPR capping	1,156	Term with return of premium Non-NY Cohort	1,174	Term with return of premium Non-NY Cohort
Loss Expense	11	Term with return of premium Non-NY Cohort	27	Term with return of premium Non-NY Cohort

F&G made changes to assumptions during the years ended December 31, 2025 and 2024. Significant assumption inputs used in the calculation of our FPB are described below. Refer to the tables above for further details on changes to our FPB.

Traditional life

The traditional life line of business primarily consists of policies that were sold prior to 2010. As this line of business continues to age, benefit payments made from these contracts will be the primary driver of the emergence of reserves, decreasing the reserve balance.

Significant assumption inputs to the calculation of the FPB for traditional life include mortality, lapses (including lapses due to nonpayment of premium and surrenders for cash surrender value), and discount rates (both accretion and current). We review the cash flow assumptions annually, typically in the third quarter. In 2025, we updated the assumptions for surrenders and lapses. Updates to these assumptions brought us more in line with our Company and overall industry experience since the prior assumption updates. These assumption updates resulted in a decrease to the FPB liability for the year ended December 31, 2025. In 2024, F&G made an adjustment to the calculation to reflect additional actuarial precision, unrelated to the assumptions, driving an increase to the FPB liability.

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

Premium deficiency testing

F&G conducts annual premium deficiency testing for its long-duration contracts except for the FPB for nonparticipating traditional and limited-payment contracts. F&G also conducts annual premium deficiency testing for the VOBA of all long-duration contracts. Premium deficiency testing is performed by reviewing assumptions used to calculate the insurance liabilities and determining whether the sum of the existing contract liabilities and the present value of future gross premiums is sufficient to cover the present value of future benefits to be paid to or on behalf of policyholders and settlement costs and recover unamortized present value of future profits. Anticipated investment income, based on F&G’s experience, is considered when performing premium deficiency testing for long-duration contracts. During 2024, F&G did not pass premium deficiency testing for the traditional life block of business, related to the recoverability of VOBA. Due to that result, F&G began accruing a liability in the fourth quarter of 2024 that increases the amortization of traditional life VOBA. The liability balance was immaterial at December 31, 2025 and December 31, 2024.

Note K - Accounts Payable and Accrued Liabilities

As of December 31, 2025 and 2024, the total URL balance of $551 million and $401 million, respectively, is included in Accounts payable and accrued liabilities on the Consolidated Balance Sheets. The following table presents a reconciliation of Accounts payable and accrued liabilities to the Consolidated Balance Sheets as of December 31, 2025 and 2024 (in millions):

	December 31,
	2025	2024
Salaries and incentives	$106	$116
Accrued benefits	75	67
URL	551	401
Trade accounts payable	199	147
Liability for policy and contract claims	100	102
Retained asset account	48	60
Remittances and items not allocated	267	224
Option collateral liabilities	928	679
Lease liability	12	10
Investment purchases payable	102	100
Contingent consideration	72	74
Accrued interest on notes payable	34	31
Interest rate and foreign currency swaps	12	10
Other accrued liabilities	195	198
Accounts payable and accrued liabilities	$2,701	$2,219
The following tables rolls forward URL for our universal life product for the years ended December 31, 2025 and 2024 (in millions):

	December 31,
	2025	2024
Balance at January 1,	$401	$270
Capitalization	178	151
Amortization	(28)	(20)
Balance at December 31,	$551	$401

For IUL the cash flow assumptions used to amortize URL reflect the Company’s best estimates for policyholder behavior. We review cash flow assumptions annually, generally in the third quarter. In 2025 and 2024, F&G undertook a review of all significant assumptions. For the year ended December 31, 2025, we updated the assumptions for surrenders, lapses, and mortality. For the year ended December 31, 2024, we updated assumptions including premium persistency and mortality improvement. All updates to these assumptions brought us more in line with our Company and overall industry experience since the prior assumption update.

Note L - Notes Payable

The components of notes payable are summarized as follows (in millions):

	December 31,
	2025			2024
	Principal	Net unamortized discount, premium and debt issuance costs	Carrying Amount	Principal	Net unamortized discount, premium and debt issuance costs	Carrying Amount
Revolving Credit Facility - Short-term	$—	$—	$—	$—	$—	$—
FNF Credit Facility - Short-term	—	—	—	—	—	—
5.50% F&G Senior Notes, due 2025	—	—	—	300	1	301
7.40% F&G Senior Notes, due 2028	500	(2)	498	500	(3)	497
6.50% F&G Senior Notes, due 2029	550	(4)	546	550	(5)	545
6.250% F&G Senior Notes, due 2034	500	(7)	493	500	(8)	492
7.95% F&G Senior Notes, due 2053	345	(9)	336	345	(9)	336
7.300% F&G Junior Notes, due 2065	375	(11)	364	—	—	—
Total	$2,270	$(33)	$2,237	$2,195	$(24)	$2,171

7.300% F&G Junior Notes - On January 13, 2025, F&G completed its public offering of its 7.300% Junior Subordinated Notes due 2065 with an aggregate principal amount of $375 million (the “7.300% F&G Junior Notes”). The net proceeds of this offering were used for general corporate purposes, including the repurchase, redemption or repayment at maturity of outstanding indebtedness. The 7.300% F&G Junior Notes are junior, unsecured subordinated obligations of F&G. Interest is payable quarterly in arrears beginning on April 15, 2025, and the 7.300% F&G Junior Notes mature on January 15, 2065, unless earlier repurchased or redeemed. The 7.300% F&G Junior Notes become redeemable in whole or in part, any time and from time to time on or after January 15, 2030 or within 90 days of the occurrence of certain events as described in the indenture. The 7.300% F&G Junior Notes were registered under the Securities Act of 1933 (as amended) (the “Securities Act”).

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

7.40% F&G Senior Notes - On January 13, 2023, F&G issued $500 million of its 7.40% F&G Senior Notes due 2028 (the “7.40% Senior F&G Notes”). The 7.40% F&G Senior Notes were issued at par, net of deferred issuance costs of approximately $6 million. The 7.40% F&G Senior Notes are senior, unsecured unsubordinated obligations of F&G and are fully and unconditionally guaranteed on an unsecured, unsubordinated basis by each of F&G’s subsidiaries that are guarantors of F&G’s obligations under its existing credit agreement. The 7.40% F&G Senior Notes mature on January 13, 2028, and become callable on or after December 13, 2027. Interest is payable semi-annually at a fixed rate of 7.40%, and if, the 7.40% F&G Senior Notes are downgraded, the interest rate payable is subject to adjustment from time to time per the terms of the indenture.

6.50% F&G Senior Notes - On June 4, 2024, F&G completed its public offering of $550 million aggregate principal amount of its 6.50% Senior Notes due 2029 (The “6.50% F&G Senior Notes”). The 6.50% F&G Senior Notes were issued at 99.74% of face value net of deferred issuance costs of approximately $6 million. The 6.50% F&G Senior Notes are guaranteed on an unsecured, unsubordinated basis by each of F&G’s subsidiaries that are guarantors of F&G’s obligations under its existing credit agreement. The 6.50% F&G Senior Notes mature on June 4, 2029, and become callable on May 4, 2029. Interest is payable semi-annually at a fixed rate of 6.50%, and, if the 6.50% F&G Senior Notes are downgraded, the interest rate payable is subject to adjustment from time to time per the terms of the indenture. F&G used a portion of the net proceeds from the 6.50% F&G Notes offering to repay an aggregate principal amount of $250 million of the 5.50% F&G Notes described below and the remaining net proceeds were used for general corporate purposes, including the repurchase, redemption or repayment at maturity of outstanding indebtedness.

6.250% F&G Senior Notes - On October 4, 2024, F&G completed its public offering of $500 million aggregate principal amount of its 6.250% Senior Notes due 2034 (the “6.250% F&G Senior Notes”). The 6.250% F&G Senior Notes were issued at 99.36% of face value net of deferred issuance costs of approximately $8 million. The 6.250% F&G Senior Notes are guaranteed on an unsecured, unsubordinated basis by each of F&G’s subsidiaries that are guarantors of F&G’s obligations under its existing credit agreement. The 6.250% F&G Senior Notes mature on October 4, 2034, and become callable on July 4, 2034. Interest is payable semi-annually at a fixed rate of 6.250%, and if the 6.250% F&G Senior Notes are downgraded, the interest rate payable is subject to adjustment from time to time per the terms of the indenture. A portion of the net proceeds were used to pay off the outstanding balance of $365 million on the Company’s revolving credit facility described below. The remaining net proceeds of this offering for were used for general corporate purposes, including the support of organic growth opportunities.

7.95% F&G Senior Notes - On December 6, 2023, F&G issued $345 million of its 7.95% Senior Notes due 2053 (the “7.95% F&G Senior Notes”). The 7.95% F&G Senior Notes were issued at par, net of deferred issuance costs of approximately $9 million. The 7.95% F&G Senior Notes are senior unsecured, unsubordinated obligations of F&G and are guaranteed by each of F&G’s subsidiaries that are guarantors of F&G’s obligations under its existing credit agreement. The 7.95% F&G Senior Notes mature on December 15, 2053, and become callable on or after December 15, 2028. Interest is payable quarterly at a fixed rate of 7.95%, and, if the 7.95% F&G Senior Notes are downgraded, the interest rate payable is subject to adjustment from time to time per the terms of the indenture.

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

Revolving loans under the Credit Agreement generally bear interest at a variable rate based on either (i) the base rate (which is the highest of (a) one-half of one percent in excess of the federal funds rate, (b) the Administrative Agent’s “prime rate,” or (c) the sum of one percent plus Term The Secured Overnight Financing Rate (“SOFR”) plus a margin of between 30.0 and 80.0 basis points depending on the non-credit-enhanced, senior unsecured long-term debt ratings of F&G or (ii) Term SOFR plus a margin of between 130.0 and 180.0 basis points depending on the non-credit-enhanced, senior unsecured long-term debt ratings of F&G. In addition, we pay a facility fee of between 20.0 and 45.0 basis points on the entire facility, also depending on the non-credit-enhanced, senior unsecured long-term debt ratings, which is payable quarterly in arrears. The average variable interest rate on the revolving credit facility for the period the debt was outstanding during the year ended December 31, 2024 was 7.06%.

As of December 31, 2025, no balance was outstanding on the revolving credit facility, and we had $750 million of remaining borrowing availability.

FNF Credit Facility - On December 29, 2020, we entered into a revolving note agreement with FNF for up to $200 million capacity (the "FNF Credit Facility") to be used for working capital and other general corporate purposes. This facility matured on October 29, 2025 and, effective October 30, 2025, was replaced by a new revolving note agreement with FNF. This new facility maintains a maximum borrowing capacity of $200 million, and matures the earlier of October 29, 2030, or when the Revolving credit facility described above is terminated. No amounts were outstanding under this revolving note agreement as of December 31, 2025 and 2024.

Refer to Note A - Business and Summary of Significant Accounting Policies for a discussion related to the public offering of its $375 million aggregate principal amount of the 7.300% F&G Junior Subordinated Notes completed on January 13, 2025 and for a discussion of the redemption of the 5.50% F&G Senior Notes on February 1, 2025.

Covenants - The Credit Agreement imposes and the indentures governing the 7.40% F&G Senior Notes, 6.50% F&G Senior Notes, 6.250% F&G Senior Notes, 7.95% F&G Senior Notes, and the 7.300% F&G Junior Notes impose certain operating and financial restrictions on F&G. The Credit Agreement imposes certain financial covenants on F&G, and as of December 31, 2025, we were in compliance with all covenants.

Interest Expense - Amortization of deferred issuance costs and purchase premiums are recognized as a component of interest expense. Interest expense on notes payable for the years ended December 31, 2025, 2024 and 2023 was as follows (in millions):

	Year ended December 31,
	2025	2024	2023
Revolving Credit Facility - Short-term	$2	$23	$37
5.50% F&G Senior Notes, due 2025	—	14	22
7.40% F&G Senior Notes, due 2028	38	38	37
6.50% F&G Senior Notes, due 2029	37	21	—
6.250% F&G Senior Notes, due 2034	32	8	—
7.95% F&G Senior Notes, due 2053	28	28	1
7.300% F&G Junior Notes, due 2065	27	—	—
Total	$164	$132	$97
Maturities - Gross principal maturities of notes payable at December 31, 2025 are as follows (in millions):

2026	$—
2027	—
2028	500
2029	550
2030	—
Thereafter	1,220
Total	$2,270

Note M - Supplemental Cash Flow Information

The following supplemental cash flow information is provided with respect to certain cash payment and non-cash investing and financing activities (in millions).

	Year Ended December 31,
	2025	2024	2023
Cash paid (refunded) for:
Interest paid	$156	$127	$84
Income taxes paid	9	8	4
Deferred sales inducements	332	319	168
Non-cash investing and financing activities:
Investments received from pension risk transfer premiums	$—	$129	$464
Investments transferred subject to reinsurance agreement	(500)	—	—
Change in proceeds of sales of investments available for sale receivable in period	19	(79)	34
Change in purchases of investments available for sale payable in period	3	84	20

Refer to Note P - Acquisitions for information on the acquisitions of Roar and PALH including the assets acquired and liabilities and non-controlling interest assumed as of the respective acquisition dates. Refer to Note H - Income Taxes for further information on income taxes paid disaggregated by federal, foreign, and state.

Note N - Commitments and Contingencies

Contingent Consideration

Under the terms of the purchase agreement for Roar, we have agreed to make cash payments of up to approximately $90 million over a three-year period upon the achievement by Roar of certain EBITDA milestones. The contingent consideration is recorded at fair value in Accounts payable and accrued liabilities on the Consolidated Balance Sheets. Roar achieved the required EBITDA milestone based on results for the year ended December 31, 2024, and we made the first cash payment of $12 million during the quarter ended March 31, 2025. The remaining contingent consideration recorded at December 31, 2025 is $72 million. Refer to Note P - Acquisitions for more information on the Roar acquisition and refer to Note B - Fair Value of Financial Instruments for more information regarding the fair value of the contingent consideration.

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

We review lawsuits and other legal and regulatory matters (collectively “legal proceedings”) on an ongoing basis when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, management bases its decision on its assessment of the ultimate outcome assuming all appeals have been exhausted. For legal proceedings in which it has been determined that a loss is both probable and reasonably estimable, a liability based on known facts and that represents our best estimate has been recorded. Our accrual for legal and regulatory matters was insignificant as of December 31, 2025 and 2024. We do not consider (i) the amounts we have currently recorded for all legal proceedings in which it has been determined that a loss is both probable and reasonably estimable and (ii) reasonably possible losses for all pending legal proceedings to be material to our financial statements either individually or in the aggregate. Actual losses may materially differ from the amounts recorded and the ultimate outcome of our pending legal proceedings is generally not yet determinable. While some of these matters could be material to our operating results or cash flows for any particular period if an unfavorable outcome results, at present we do not believe that the ultimate resolution of currently pending legal proceedings, either individually or in the aggregate, will have a material adverse effect on our financial condition.

Fidelity & Guaranty Life Insurance Company (“FGL Insurance”) is a defendant in a lawsuit filed in U.S. District Court for the Southern District of Texas (the “Southern District of Texas”) styled, Insurance Distribution Consulting, LLC v. Fidelity & Guaranty Life Insurance Company, Case No. 3:23-cv-00126. Plaintiff, which provides consulting services to independent marketing organizations (“IMO”), alleges FGL Insurance failed to pay commissions owed to plaintiff and diverted commissions from one of plaintiff’s IMO customers, Syncis, to another IMO, Freedom Equity Group, LLC (“Freedom Equity”). Further, plaintiff alleges after FGL Insurance purportedly purchased a partial ownership interest in Syncis and Freedom Equity, plaintiff offered to sell its interests in its contracts with Syncis but FGL Insurance declined, leading plaintiff to allege a statutory violation of 42 U.S.C. §1981 for discrimination where plaintiff’s sole member is a racial minority. Plaintiff claims its damages for breach of contract from FGL Insurance’s purported failure to pay commissions are more than $162 million and its damages from FGL Insurance’s declining to purchase plaintiff’s interest in its contracts with Syncis are over $11 million. FGL Insurance denies the allegations and denies any contract or agreement existed with plaintiff to pay commissions. On April 21, 2025, FGL Insurance filed its initial motion for summary judgment. On June 5, 2025, plaintiff amended its complaint to include an additional breach of contract claim, prompting FGL Insurance to file a second motion for summary judgment on July 18, 2025, addressing the new allegation. Both motions for summary judgment were argued on February 20, 2026, and a decision is pending with the Southern District of Texas. Additionally, FGL Insurance’s motion to exclude plaintiff’s expert testimony as inadmissible, filed June 9, 2025, remains pending with the Southern District of Texas. On July 18, 2025, Peak Altitude Equity, LLC (“Peak”), a subsidiary of Fidelity & Guaranty Life Holdings, Inc., was served with a new lawsuit filed by Insurance Distribution

Consulting, LLC (“IDC”) as a counterclaim in response to a separate breach of contract lawsuit initiated against IDC by Syncis. The case, styled Syncis Insurance Solutions, LLC v. Insurance Distribution Consulting, LLC, Case No. 2:25-cv-03874, is pending in the U.S. District Court for the Central District of California (the “Central District of California”), and certain facts alleged by IDC against Peak overlap with those asserted in the lawsuit filed by IDC against FGL Insurance. On September 8, 2025, Peak filed its motion to dismiss IDC’s counterclaim on various grounds. A decision is pending with the Central District of California. FGL Insurance and Peak will vigorously contest the plaintiff’s claims in the actions. As these cases continue to evolve, it is not possible to reasonably estimate the probability that plaintiff will ultimately prevail on its claims or that FGL Insurance or Peak will be held liable for the dispute. At this time, F&G does not believe the lawsuit will have a material impact on its business, operations, or financial results.

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

Commitments

We have unfunded commitments as of December 31, 2025 based upon the timing of when investments and agreements are executed or signed compared to when the actual investments and agreements are funded or closed. Some investments require that funding occur over a period of months or years. A summary of unfunded commitments by commitment type as of December 31, 2025 is included below (in millions):

December 31, 2025
Commitment Type
Other fixed maturity securities, AFS	$126
Commercial mortgage loans	74
Residential mortgage loans	300
Other assets	122
Consolidated VIEs:
Other long-term investments	250
Unconsolidated VIEs:
Limited partnerships	$1,224
Asset-backed lending	263
Fixed maturity securities, asset-backed securities	684
Direct Lending	1,199
Total	$4,242

Concurrent with the Roar purchase agreement, we executed a separate loan agreement with the sellers of Roar for us to lend up to $40 million The loan matures on August 5, 2027. The principal balance outstanding as of December 31, 2025 and 2024 was $24 million and $11 million, respectively. The balance is included in “Prepaid expenses and other assets” on the Consolidated Balance Sheets. Changes in fair value are reported within Recognized gains and losses, net in the Consolidated Statements of Operations. Interest income is recorded in Interest and investment income in the Consolidated Statements of Operations and recognized when earned. The remainder of the unfunded loan commitment is included in the unfunded commitments table above in the “Other assets” line item. Refer to Note P - Acquisitions for more information on the Roar acquisition, and refer to Note B - Fair Value of Financial Instruments for information regarding the fair value calculation of this loan receivable.

See Note A - Business and Summary of Significant Accounting Policies for discussion of funding agreements that have been issued pursuant to the FABN Program as well as to the FHLB that are included in Contractholder funds.

F&G leases office space under operating leases. The largest leases expire in 2030. Rent expense and minimum rental commitments under all leases are immaterial.

F&G has a reinsurance agreement with Kubera to cede certain FIA statutory reserves on a coinsurance funds withheld basis, net of applicable existing reinsurance. To enhance Kubera's ability to pay its obligations under the amended reinsurance agreement, effective October 31, 2021, F&G entered into a Variable Note Purchase Agreement (the “NPA”), whereby F&G agreed to fund a note to Kubera to be used to ultimately settle with F&G, with principal increases up to a maximum amount of $435 million, to the extent a potential funding shortfall (treaty assets are less than the total funding requirement) is projected relative to the business ceded to Kubera from F&G as part of the amended reinsurance agreement. The potential funding shortfall will be determined quarterly and, among other items, is impacted by the market value of the assets in the funds withheld account related to the reinsurance agreement and Kubera's capital as calculated on a Bermuda regulatory basis. The NPA matures on November 30, 2071. Based on the current level of the treaty assets and projections that these policies will be profitable over the lifetime of the agreement, we do not expect significant fundings to occur under the NPA. As of December 31, 2025 and 2024, the amount funded under the NPA was insignificant.

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

Our non-U.S. insurance subsidiaries, F&G Cayman Re Ltd (“F&G Cayman Re”), a Cayman Islands entity, and F&G Life Re, a Bermuda entity, file financial statements with their respective regulators.

U.S. Companies

Our principal insurance subsidiaries' statutory financial statements are based on a December 31 year end. Statutory net income and statutory capital and surplus of our wholly owned U.S. regulated insurance subsidiaries were as follows (in millions):

	Subsidiary (state of domicile) (a)
	FGL Insurance (IA)	FGL NY Insurance (NY)	Raven Re (VT)	Corbeau Re (VT)
Statutory Net income (loss):
Year ended December 31, 2025	$(257)	$29	$38	$(201)
Year ended December 31, 2024	150	8	54	(458)
Year ended December 31, 2023	(462)	5	60	(644)
Statutory Capital and Surplus:
December 31, 2025	$1,735	$122	$182	$236
December 31, 2024	1,654	97	168	178
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

FGL Insurance dividends are paid as declared by its Board of Directors. Pursuant to Iowa insurance law, any proposed payment of a dividend is classified as an “extraordinary dividend” if it, together with the aggregate fair market value of other dividends or distributions made during the preceding twelve months, exceeds the greater of (i) 10% of capital and surplus as of the preceding December 31 or (ii) net gain from operations before realized capital gains or losses for the twelve month period ending December 31 of the preceding year. No extraordinary dividends may be paid without prior approval of the IID. In addition, no ordinary dividends may be paid except from the earned profits arising from FGL Insurance’s business, which does not include contributed capital or contributed surplus.

FGL Insurance did not pay dividends to its parent, Fidelity & Guaranty Life Holdings, Inc. (“FGLH”), for the years ended December 31, 2025, 2024, and 2023. Pursuant to the limitations described above, it is estimated that FGL Insurance’s maximum ordinary dividend capacity for 2026 is $0.

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

FGL NY Insurance has historically not paid dividends. Based on the limitations described above, it’s estimated that the maximum amount of ordinary dividends FGL NY Insurance will be permitted to distribute during 2026 is approximately $27 million.

Raven Re and Corbeau Re dividends are paid as declared by their Board of Directors. Under the laws of the State of Vermont, no captive insurance company may pay a dividend out of, or other distribution with respect to, capital or surplus, without the prior approval of the Commissioner.

Prescribed and permitted practices

FGL Insurance - FGL Insurance applies Iowa-prescribed accounting practices prescribed by Iowa Administrative Code (“IAC“) Chapter 97, “Accounting for Certain Derivative Instruments Used to Hedge the Growth in Interest Credited for Indexed Insurance Products and Accounting for the Indexed Insurance Products Reserve,” for its indexed annuities and IUL products. Under these alternative accounting practices, the equity option derivative instruments that hedge the growth in interest credited on index products are accounted for at amortized cost with the corresponding amortization recorded as a decrease to net investment income and indexed annuity reserves are calculated based on Standard Valuation Law and Actuarial Guideline XXXV assuming the market value of the equity options associated with the current index term is zero regardless of the observable market value for such options.

In addition, based on a permitted practice received from the IID, FGL Insurance carries one of its limited partnership interests which qualifies for accounting under SSAP No. 48, “Investments in Joint Ventures, Partnerships and Limited Liability Companies,” on a net asset value per share basis. This is a departure from SSAP No. 48 which requires such investments to be carried based on the investees underlying GAAP equity (prior to any impairment considerations). In addition, the financial statements of Raven Re and Corbeau Re include certain permitted practices approved by the Vermont Department of Financial Regulation. Without such permitted statutory accounting practices, Raven Re’s risk-based capital would have been above the minimum regulatory requirements at December 31, 2025, but would have fallen below the minimum regulatory requirements at December 31, 2024. Without such permitted statutory accounting practices, Corbeau Re’s risk-based capital would have fallen below the minimum regulatory requirements as of December 31, 2025 and December 31, 2024.

The prescribed and permitted practices resulted in increases to statutory capital and surplus of $249 million and $454 million at December 31, 2025 and 2024, respectively.

FGL Insurance’s statutory carrying value of Raven Re reflects the effect of permitted practices Raven Re received to treat the available amount of a letter of credit as an admitted asset, which increased Raven Re’s statutory capital and surplus by $150 million and $175 million at December 31, 2025 and 2024, respectively. In addition, FGL Insurance’s statutory carrying value of Corbeau Re reflects the effect of permitted practices Corbeau Re received to treat the excess of loss as an admitted asset, which increased Corbeau Re’s statutory capital and surplus by $1,489 million and $1,230 million at December 31, 2025 and 2024, respectively. Refer to Note E - Reinsurance for a discussion of the XOL and letter of credit.

Raven Re - Raven Re is also permitted to follow Iowa prescribed statutory accounting practice for its reserves on reinsurance assumed from FGL Insurance and also has approval to include as an admitted asset the value of a letter of credit serving as collateral for reinsurance credit taken by FGL Insurance. Without such permitted statutory accounting practices, Raven Re’s statutory capital and surplus (deficit) would be $29 million and $(13) million as of December 31, 2025 and 2024, respectively, thus its risk-based capital would fall below the minimum regulatory requirements in the prior year. The letter of credit facility is collateralized by NAIC 1 rated debt securities. If the permitted practice was revoked, the letter of credit could be replaced by the collateral assets with Nomura’s consent (refer to discussion of letter of credit in Note E- Reinsurance). FGL Insurance’s statutory carrying value of Raven Re was $182 million and $168 million at December 31, 2025 and 2024, respectively.

Corbeau Re - Corbeau Re has four permitted practices pursuant to Vermont Statute, Title 8, Chapter 141 – (8 V.S.A. § 6048k(a)(2), whereby the Vermont Department authorizes the Company to (i) account for the amount equal to the excess of loss amount (“XOL Asset”) as an asset on its statutory financial statements; (ii) that the reserves assumed by Corbeau Re are equal to the reserves ceded by FGL Insurance, which includes application of IAC Insurance 191, Chapter 97, “Accounting for Certain Derivative Instruments Used to Hedge the Growth in Interest Credited for Indexed Insurance Products and Accounting for the Indexed Insurance Products Reserve“ and to (a) calculate the reserves with respect to the Retirement Pro Contracts in accordance with the following reserving methodology: the reserves are calculated as the present value of reinsured benefits when account value equals zero less the present value of reinsurance premiums from the winning integrated stream, floored at zero and capped as necessary to keep the net statutory reserve at the net cash surrender value; and (b) for benefits associated with all other contracts (“the GMWB Riders”), the reserves are calculated as the statutory reserves for the entire contract (i.e., the base contracts plus the GMWB Riders) minus the statutory reserves for the base contracts only (“Reserve Calculation Permitted Practice”); (iii) calculate its company action level risk-based capital as defined in Section 8301(13)(A) and, calculated using the risk-based capital factors and formulas prescribed by the NAIC, applying a factor of 0.62% to the XOL Asset Value; and (iv) annually perform a total company solvency analysis in lieu of cash flow testing and actuarial opinion and memorandum under Section 2010-2 of the Vermont Administrative Code. Without such permitted statutory accounting practices, the Company’s statutory capital and surplus (deficit) would be $(1,253) million and $(1,052) million as of December 31, 2025 and 2024, respectively, and its risk-based capital would fall below the minimum regulatory requirements. FGL Insurance’s statutory carrying value of Corbeau Re was $236 million and $178 million at December 31, 2025 and 2024, respectively.

FGL NY Insurance - As of December 31, 2025 and 2024, FGL NY Insurance did not follow any prescribed or permitted statutory accounting practices that differ from the NAIC's statutory accounting practices.

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

F&G Cayman Re has two permitted practices which have been approved by the Cayman Islands Monetary Authority (“CIMA”). F&G Cayman Re has a permitted practice approved by CIMA to include, as an admitted asset, the value of the letters of credit (“LOCs”) acquired to support reinsurance transactions. Also, F&G Cayman Re has a permitted practice, approved by CIMA, for PRT reinsurance transactions to use U.S. statutory book value adjusted for best estimate reserve calculations (consistent with GAAP prior to ASU 2018-12, Financial Services-Insurance (Topic 944), Targeted Improvements to the Accounting for Long-Duration Contracts). These reserve calculations will be subject to annual assumption reviews consistent with other GAAP liability balances. If F&G Cayman Re had not been permitted to calculate PRT assumed reserves using best estimate reserve calculations or include the value of the LOCs as an admitted asset, statutory surplus (deficit) would be $20 million and $(64) million as of December 31, 2025 and December 31, 2024, respectively. Without such permitted statutory accounting practices, F&G Cayman Re’s risk-based capital would fall below the minimum regulatory requirements as of December 31, 2025 and December 31, 2024.

F&G Life Re files financial statements based on GAAP.

Net income and capital and surplus of our wholly owned Cayman Islands and Bermuda regulated insurance subsidiaries under SAP and GAAP, respectively, were as follows (in millions):

	Subsidiary (country of domicile)
	F&G Cayman Re (Cayman Islands)	F&G Life Re (Bermuda)
Statutory Net income (loss):
Year ended December 31, 2025	$(30)	$160
Year ended December 31, 2024	(11)	139
Year ended December 31, 2023	133	151
Statutory Capital and Surplus (Deficit):
December 31, 2025	$1,134	$84
December 31, 2024	734	123

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

F&G Life Re’s ability to pay dividends in 2026 is subject to the limitations described above.

Regulation - Cayman Islands

F&G Cayman Re is a Cayman Islands exempted company incorporated under the Companies Act, as amended (2023 Revision) and licensed as a Class D insurer in the Cayman Islands under the Insurance Act, 2010 as amended and its related regulation (the “Cayman Islands Insurance Act”). F&G Cayman Re is regulated by CIMA.

F&G Cayman Re dividends are paid as declared by its Board of Directors. The dividends will be in accordance with CIMA regulatory requirements and contractual obligations and any dividends require approval by CIMA. F&G Cayman Re can only request approval for dividends if (i) the ending capital, including considerations for future business plans, will maintain a surplus over the CIMA approved and permitted target modified RBC, and (ii) contractual language pursuant to the PRT reinsurance agreement requiring a US RBC above specified target is met. As of the most recent annual financial statement filed with CIMA, the RBC ratios for F&G Cayman Re exceeded these minimum requirements. Pursuant to the limitations described above, no dividends may be paid in 2026 by F&G Cayman Re without prior regulatory approval.

The prescribed and permitted statutory accounting practices have no impact on our audited Consolidated Financial Statements, which are prepared in accordance with GAAP.

Note P — Acquisitions

Owned Distribution - Acquisition of Roar Joint Venture, LLC

On January 2, 2024, F&G acquired a 70% majority ownership stake in the equity of Roar Joint Venture, LLC (“Roar”). Roar wholesales life insurance and annuity products to banks and broker-dealers through a network of agents. Under the terms of the purchase agreement, the Company has agreed to make cash payments of up to approximately $90 million over a three-year period upon the achievement of certain EBITDA milestones of Roar. See Note N - Commitments and Contingencies for a discussion of the first contingent consideration payment and remaining contingent consideration balance as of December 31, 2025.

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

Roar’s revenues of $84 million and $78 million and net earnings attributable to F&G common shareholders of $15 million and $6 million are included in the Consolidated Statements of Operations for the years ended December 31, 2025 and December 31, 2024, respectively.

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

Owned Distribution - Acquisition of PALH, LLC

On July 18, 2024, F&G acquired a 100% ownership stake in the equity of PALH, LLC (“PALH”). PALH markets and sells life insurance and annuity products of various insurance carriers to individuals through a network of agents. Prior to the acquisition date, PALH owned a 70% ownership stake in an operating company of which F&G owned 30% equity. Immediately before the acquisition date, the fair value of F&G’s minority stake in the operating company was approximately $92 million, derived from the transaction value. The transaction value contemplates measures such as EBITDA margin, revenue growth over time periods and growth opportunities. This remeasurement resulted in a realized gain of $2 million recorded in Recognized gains and (losses), net in the Consolidated Statements of Operations during the third quarter of 2024.

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

PALH’s revenues of $5 million and $3 million and net losses attributable to F&G common shareholders of $24 million and $6 million are included in the Consolidated Statements of Operations for the years ended December 31, 2025 and December 31, 2024, respectively.

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

Governance

Because FNF owns approximately 70% of the shares of outstanding F&G common stock, we are a controlled company within the meaning of the corporate governance standards of the NYSE. A controlled company does not need its board of directors to have a majority of independent directors or to form an independent compensation committee or nominating and corporate governance committee. Refer to “Risk Factors - Risks Related to the Separation and Distribution and our Status as a subsidiary of FNF” in this Annual Report on Form 10-K for additional information on management and governance.

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

Shared Services

For the three-year period ended December 31, 2025, FNF provided certain operational support services for F&G including tax, insurance, legal, risk management, information technology, employee benefits and accounting.

Expenses incurred by F&G for all services were insignificant for the years ended December 31, 2025, 2024 and 2023.

Owned Distribution Investments

On January 2, 2024, F&G acquired a 70% majority ownership stake in the equity of Roar resulting in the consolidation of Roar in F&G’s financial statements. Refer to Note N - Commitments and Contingencies - Contingent Consideration for discussion of contingent consideration associated with the acquisition. Refer to Note A - Business and Summary of Significant Accounting Policies - Principles of Consolidation and Basis of Presentation for discussions of contingent consideration and non-controlling interests and to Consolidated Statements of Equity for activity with non-controlling interests.

Concurrent with the Roar purchase agreement, we executed a separate loan agreement with the sellers of Roar for us to lend up to $40 million. The principal balance outstanding as of December 31, 2025 and December 31, 2024 was $24 million and $11 million, respectively. Refer to Note B - Fair Value of Financial Instruments for information regarding the fair value calculation of this loan receivable. Refer to Note N - Commitments and Contingencies - Commitments for more information regarding this loan commitment. Refer to Note P - Acquisitions for more information on the Roar acquisition.

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

For the years ended December 31, 2025, 2024 and 2023, we expensed approximately $55 million, $119 million, and $154 million in commissions on sales through our funded unconsolidated owned distribution investments and their affiliates. Acquisition expenses are deferred and amortized in Depreciation and amortization on the Consolidated Statements of Operations.

Other Investments

In 2023, we purchased a 30% minority ownership stake in Quility. We have elected the fair value option to account for this investment and have included Quility in Investments in unconsolidated affiliates on the Consolidated Balance Sheets. Commissions expensed on sales through Quility were insignificant for the years ended December 31, 2025 and 2024.

The Company has a 10% ownership stake in Specialty Lending Company LLC with a 50% voting interest. Specialty Lending is a specialty finance company focused on consumer credit. Specialty Lending is accounted for using the equity method of accounting and is included in Investments in unconsolidated affiliates on the Consolidated Balance Sheets.

In the ordinary course of business, we enter into various arrangements with VIEs, and we consolidate the VIE if we are determined to be the primary beneficiary. Refer to Note A - Business and Summary of Significant Accounting Policies - Investments in Unconsolidated Affiliates for more information regarding the accounting for Investments in unconsolidated affiliates and to Note C - Investments- Variable Interest Entities for additional information on these investments.

Other Related Party Transactions

Certain of our subsidiaries are party to investment management agreements (“IMAs”) with Blackstone ISG-I Advisors LLC (“BIS”) pursuant to which BIS is appointed as investment manager of substantially all assets in the general and separate accounts of those entities (“the F&G Accounts”). MVB Management, LLC (“MVB Management”), an entity that is 50% owned by BilCar, LLC (“BilCar”, which is an affiliate of our Executive Chairman and a director of the Company, William P. Foley, II) receives a participation fee from BIS in connection with assets of F&G and its subsidiaries that are managed by BIS. BIS also receives services from MVB Management. BIS paid MVB Management a participation fee of approximately 15% of certain fees paid to BIS and its affiliates for assets under management (“AUM”) relating to new business AUM (“New AUM”) generated prior to March 31, 2023, and pays MVB Management a fee of approximately 7.5% of certain fees paid to BIS and its affiliates relating to New AUM generated after March 31, 2023, in each case, under the investment management agreements between F&G and BIS. In March 2023, BilCar waived its right to receive any portion of payments made by BIS to MVB Management in respect of such New AUM. Additionally, in March 2023, F&G entered into an agreement with BilCar to pay BilCar the fees that it would have received through MVB Management from BIS over the 10-year period ending March 31, 2033. BilCar received payments totaling approximately $8 million and $9 million from MVB Management for the years ended December 31, 2025 and 2024, respectively. BilCar received payments that were insignificant from F&G for the years ended December 31, 2025 and 2024. F&G is not a party to the agreements between BIS and MVB Management and does not pay, and is not responsible for, any fees paid to MVB Management.

Note R - Employee Benefit Plans

F&G Stock Purchase Plan

On January 1, 2023, the Company adopted an Employee Stock Purchase Plan (“F&G ESPP”), enabling employees to purchase the Company stock in an amount between 3% and 15% of their base salary and certain commissions. Based on employee contributions the Company will match either 33.3% or 50% one year after initial employee contributions are made pursuant to the F&G ESPP. Our matching expense related to the F&G ESPP was immaterial for the years ended December 31, 2025, 2024, and 2023.

401(k) Plan

During the three-year period ended December 31, 2025, we offered our employees the opportunity to participate in our 401(k) plan (the “401(k) Plan”), a qualified voluntary contributory savings plan that is available to substantially all of our employees. Eligible employees may contribute up to 75% of their pre-tax annual compensation, up to the amount allowed pursuant to the Internal Revenue Code.

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

The employer match was $9 million, $8 million, and $7 million for the years ended December 31, 2025, 2024, and 2023, respectively. Discretionary non-elective contributions were immaterial for the years ended December 31, 2025, 2024, and 2023.

Stock-Based Compensation

We account for stock-based compensation plans in accordance with GAAP on share-based payments, which requires that compensation cost relating to share-based payments be recognized in the consolidated financial statements based on the fair value of each award. Using the fair value method of accounting, compensation cost is measured based on the fair value of the award at the grant date and recognized over the service period. A forfeiture rate, derived from historical experience, is used in the calculation of total stock-based compensation expense. Total stock-based compensation costs recorded in personnel costs in the Consolidated Statements of Operations for the years ended December 31, 2025, 2024, and 2023 were $31 million, $29 million and $23 million, respectively. F&G’s income tax expense for the years ended December 31, 2025, 2024 and 2023 included an immaterial amount of tax benefit related to the vesting and forfeiture of share-based payments.

2022 F&G Omnibus Incentive Plan

On December 1, 2022, we established the F&G Annuities & Life, Inc. 2022 Omnibus Incentive Plan (the “2022 F&G Omnibus Plan”), authorizing the issuance of up to 6 million shares of F&G common stock, subject to the terms of the 2022 F&G Omnibus Plan. The 2022 F&G Omnibus Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and performance shares, performance units, other cash and stock-based awards and dividend equivalents. As of December 31, 2025, there were 2,038,959 shares of restricted stock outstanding under the 2022 F&G Omnibus Plan. Awards granted are approved by the Compensation Committee of the Board of Directors. Awards vest over a 3-year period and have a performance restriction that must be met for shares awarded to vest. If the performance restriction is not satisfied during the measurement period, all of the shares that do not satisfy the performance criteria will be forfeited to the Company for no consideration.

F&G restricted stock transactions under the 2022 F&G Omnibus Plan during the years ended December 31, 2025, 2024, and 2023 are as follows:

	2025		2024		2023
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding January 1,	1,801,618	$38.65	1,784,142	$30.88	1,409,904	$21.80
Granted	1,333,014	32.95	829,899	46.05	876,736	40.28
Canceled	(238,125)	39.55	(118,063)	29.04	(48,900)	21.80
Vested	(857,548)	36.26	(694,360)	29.17	(453,598)	21.80
Balance at December 31,	2,038,959	$35.82	1,801,618	$38.65	1,784,142	$30.88

Fair value of restricted stock awards and units is based on the grant date value of the underlying stock derived from quoted market prices. The total fair value of restricted stock awards granted in the years ended December 31, 2025, 2024, and 2023 was $44 million, $38 million, and $35 million, respectively. There were 857,548, 694,360, and 453,598 restricted stock awards which vested in the years ended December 31, 2025, 2024, and 2023, respectively. Net earnings (loss) reflects stock-based compensation expense amounts of $31 million, $28 million, and $19 million for the years ended December 31, 2025, 2024, and 2023, respectively, which are recorded in personnel costs in the Consolidated Statements of Operations.

For the period ended December 31, 2025, the total unrecognized compensation costs related to non-vested restricted stock grants pursuant to the 2022 F&G Omnibus Plan are $55 million, which is expected to be recognized in pre-tax income over a weighted average period of 2.54 years.

FGL Incentive Plan and 2020 F&G Omnibus Incentive Plan

We have outstanding restricted stock grants and stock options under the FGL Holdings 2017 Omnibus Incentive Plan, as amended and restated (the “2020 F&G Omnibus Plan”), which was assumed by FNF. The outstanding awards and options are settled by issuance of FNF common stock. All of the outstanding options are vested and expire at various dates through August 2026. As of December 31, 2025, there were no shares of restricted stock or stock options outstanding under the 2020 F&G Omnibus Plan.

Stock option transactions under the 2020 F&G Omnibus Plan during the years ended December 31, 2025, 2024, 2023 are as follows:

	2025		2024		2023
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Balance at January 1,	100,000	$39.10	643,623	$38.80	1,172,607	$35.15
Granted	—	—	—	—	—	—
Exercised	(100,000)	39.10	(543,623)	38.74	(502,414)	30.31
Canceled	—	—	—	—	(26,570)	38.07
Balance at December 31,	—	$—	100,000	$39.10	643,623	$38.80

There were 0, 100,000, and 643,623 exercisable stock options under the 2020 F&G Omnibus Plan at the year ended December 31, 2025, 2024, and 2023, respectively. Option awards are measured at fair value on the grant date using the Black Scholes Option Pricing Model. The intrinsic value of options exercised was $3 million, $9 million, and $8 million for the years ended December 31, 2025, 2024, and 2023, respectively.

Non-Qualified Deferred Compensation Plan

We have established the F&G Annuities & Life, Inc. Deferred Compensation Plan (the “Deferred Compensation Plan”), which allows eligible employees and directors to make voluntary contributions to the Deferred Compensation Plan. Employer contributions to the Deferred Compensation Plan are discretionary. For the years ended December 31, 2025, 2024 and 2023, we did not make any discretionary contributions. At December 31, 2025, 2024, and 2023, the total liability for the Deferred Compensation Plan was $14 million, $13 million, and $11 million, respectively.

Note S - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (dollars and shares in millions except per share data):

	Year Ended December 31,
	2025	2024	2023
Net earnings (loss)	$271	$642	$(58)
Less: Non-controlling interests	6	3	—
Net earnings (loss) attributable to F&G	265	639	(58)
Less: Preferred stock dividend	17	17	—
Net earnings (loss) attributable to F&G common shareholders	$248	$622	$(58)

Weighted-average common shares outstanding - basic	131	125	124
Dilutive effect of unvested restricted stock	1	1	—
Dilutive effect of mandatory convertible preferred stock	—	5	—
Weighted-average shares outstanding - diluted	132	131	124

Net earnings (loss) per share attributable to F&G common shareholders
Basic - net	$1.89	$4.98	$(0.47)

Diluted - net	$1.88	$4.88	$(0.47)

Under applicable accounting guidance, shares that are anti-dilutive to the calculation are to be excluded from the diluted earnings per share calculation. The inclusion of 5 million convertible preferred shares would have been antidilutive to the earnings per share for the year ended December 31, 2025.

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

Restricted stock, options or other instruments, which provide the ability to acquire shares of our common stock that are antidilutive are excluded from the computation of diluted earnings per share. For the years ended December 31, 2025, 2024, and 2023 the diluted earnings per share calculation excluded the weighted average effect of 26 thousand, 122 thousand and 111 thousand restricted stock units, respectively, issued under the 2022 F&G Omnibus Plan due to their antidilutive effect.

Unless converted earlier in accordance with the terms of certificate of designations, each share of the FNF preferred stock will automatically convert on the mandatory conversion date, which is expected to be January 15, 2027, into between 0.9456 shares and 1.1111 shares of common stock, in each case, subject to customary anti-dilution adjustments described in the certificate of designations.

Note T - Recent Accounting Pronouncements

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this update enhance the transparency of the income tax disclosures by expanding on the disclosures required annually. The amendments require entities to disclose in their rate reconciliation table additional categories of information about federal, state, and foreign income taxes, in addition to providing details about the reconciling items in some categories if above a quantitative threshold. Additionally, the amendments require annual disclosure of income taxes paid (net of refunds received) disaggregated by jurisdiction based on a quantitative threshold. We adopted this standard as of December 31, 2025 using the prospective approach. Refer to Note H - Income Taxes for further information.

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

In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements. The amendments in this update make improvements to the hedge accounting guidance, with the overall goal of simplifying the application of hedge accounting guidance. The main amendments in this

Update include: Issue 1) Similar Risk Assessment for Cash Flow Hedges: expands the hedged risks permitted to be aggregated in a group of individual forecasted transactions in a cash flow hedge, enabling entities to apply hedge accounting to potentially broader portfolios of forecasted transactions, Issue 2) Hedging Forecasted Interest Payments on Choose-Your-Rate Debt Instruments: establishes a model that enables hedge accounting to be applied more broadly to choose-your-rate debt and address existing diversity in practice, Issue 3) Cash Flow Hedges of Nonfinancial Forecasted Transactions: expands hedge accounting for forecasted purchases and sales of nonfinancial assets subject to certain criteria, Issue 4) Net Written Options as Hedging Instruments: accommodates differences in the loan and swap markets that resulted from reference rate reform, eliminating the requirement for the net written option test in certain instances, and Issue 5) Foreign-Currency-Denominated Debt Instrument as Hedging Instrument and Hedged Item (Dual Hedge): eliminates the recognition and presentation mismatch related to a dual hedge strategy. The amendments in this update are effective for public companies for annual and interim reporting periods beginning after December 15, 2026. Early adoption is permitted, and the amendments should be applied using a prospective basis for all hedging relationships. We are still in the process of assessing this standard and its impact upon adoption.

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

Changes in common shares outstanding during the years ended December 31, 2025, 2024, and 2023 were as follows:

	For the year ended December 31,
	2025	2024	2023
Shares outstanding at January 1,	126,792,844	126,332,142	126,409,904
Shares issued (a)	9,103,963	717,241	824,998
Shares repurchased (b)	(286,515)	(256,539)	(902,760)
Shares outstanding at December 31,	135,610,292	126,792,844	126,332,142
(a)Refer to Note A - Business and Summary of Significant Accounting policies - Recent developments - Common stock issuance for additional information.
(b)Includes shares of common stock withheld with respect to tax withholding obligations associated with the vesting of share-based compensation awards under our 2020 F&G Omnibus Plan and 2022 F&G Omnibus Plan.

Share Repurchases

On March 21, 2023, our Board of Directors approved the three-year stock repurchase program, which was amended on November 7, 2023, to authorize the aggregate repurchase of $50 million of F&G common stock. The Company believes the share repurchase program is an efficient means of returning cash to shareholders when we consider the shares to be undervalued. No shares were purchased pursuant to the program during the years ended December 31, 2025 or December 31, 2024. During the year ended December 31, 2023, the Company purchased approximately 869,000 shares pursuant to the program, for a total cost of approximately $18 million with an average cost per share of $21.07. At December 31, 2025 and 2024, the total remaining authorization of F&G common stock that may be repurchased was approximately $32 million.

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

On January 12, 2024, we completed a $250 million preferred stock investment from FNF. Under the terms of the agreement, FNF agreed to invest $250 million in exchange for 5,000,000 shares of F&G’s 6.875% Series A Mandatory Convertible Preferred Stock, par value $0.001 per share, liquidation preference of $50.00 per share (the “FNF Preferred Stock”). Preferred stock dividends of approximately $17 million were declared during the year ended December 31, 2025.

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

Dividends

The following table shows the quarterly common stock dividends declared during the years ended December 31, 2025, 2024, and 2023:

	Year ended December 31,
	2025	2024	2023
First quarter	$0.22	$0.21	$0.20
Second quarter	0.22	0.21	0.20
Third quarter	0.22	0.21	0.20
Fourth quarter	0.25	0.22	0.21
Total	$0.91	$0.85	$0.81

On February 19, 2026, our Board of Directors declared a quarterly cash dividend of $0.25 per share, payable on March 31, 2026, to F&G common shareholders of record as of March 17, 2026. On February 19, 2026, our Board of Directors also declared a quarterly cash dividend of $0.8594 per share on the FNF Preferred Stock for the period from January 15, 2026 to and excluding April 15, 2026, to be paid on April 15, 2026, to FNF Preferred Stock shareholders of record as of April 1, 2026.

Accumulated other comprehensive income (loss)

Changes in the balance of Accumulated other comprehensive income (loss) for the years ended December 31, 2025, 2024 and 2023, by component are as follows (in millions).

	Year Ended December 31, 2025
	Unrealized gain (loss) on investments and other financial instruments, net (excluding investments in unconsolidated affiliates)	Change in current discount rate - future policy benefits	Change in instrument- specific credit risk - market risk benefits	Foreign Currency Translation	Total Accumulated Other Comprehensive Income (loss)
Balance at December 31, 2024	$(2,637)	$798	$(78)	$(6)	$(1,923)
Reclassification adjustments included in net earnings (a)	10	—		(2)	8
Other comprehensive income (loss) before tax, net of reclassifications	847	(297)	(30)	12	532
Deferred income tax (expense) benefit	(171)	62	6	(2)	(105)
Balance at December 31, 2025	$(1,951)	$563	$(102)	$2	$(1,488)

	Year Ended December 31, 2024
	Unrealized gain (loss) on investments and other financial instruments, net (excluding investments in unconsolidated affiliates)	Change in current discount rate - future policy benefits	Change in instrument- specific credit risk - market risk benefits	Foreign Currency Translation	Total Accumulated Other Comprehensive Income (loss)
Balance at December 31, 2023	$(2,479)	$574	$(83)	$(2)	$(1,990)
Reclassification adjustments included in net earnings (a)	6	—		1	7
Other comprehensive income (loss) before tax, net of reclassifications	(207)	283	6	(6)	76
Deferred income tax (expense) benefit	43	(59)	(1)	1	(16)
Balance at December 31, 2024	$(2,637)	$798	$(78)	$(6)	$(1,923)

	Year Ended December 31, 2023
	Unrealized gain (loss) on investments and other financial instruments, net (excluding investments in unconsolidated affiliates)	Change in current discount rate - future policy benefits	Change in instrument- specific credit risk - market risk benefits	Foreign Currency Translation	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2022	$(3,528)	$763	$(49)	$(4)	$(2,818)
Reclassification adjustments included in net earnings (a)	130	—	—	—	130
Other comprehensive income (loss) before tax, net of reclassifications	1,159	(239)	(43)	3	880
Deferred income tax (expense) benefit	(240)	50	9	(1)	(182)
Balance at December 31, 2023	$(2,479)	$574	$(83)	$(2)	$(1,990)
(a)Net of income tax expense of $2 million, $2 million and $35 million for the years ended December 31, 2025, 2024, and 2023, respectively.

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

Summarized financial information concerning our single reportable segment is shown in the following table (in millions).

	Year Ended December 31,
	2025	2024	2023
Revenues:
Life-contingent pension risk transfer premiums	$2,108	$2,217	$1,964
Traditional life insurance and life-contingent immediate annuity premiums	30	35	43
Surrender charges	253	268	103
Policyholder fees and other income	404	340	303
Life insurance premiums and other fees	2,795	2,860	2,413
Owned distribution revenues	89	81	—
Revenues from external customers	2,884	2,941	2,413
Interest and investment income	2,837	2,719	2,211
Recognized gains and (losses), net	10	84	(124)
Total revenues	5,731	5,744	4,500
Significant expenses (a):
Benefits and other changes in policy reserves	3,963	3,791	3,553
Personnel costs	293	296	232
Other operating expenses	156	203	146
Total significant expenses:	4,412	4,290	3,931
Other segment items
Market risk benefit losses (gains)	167	(25)	95
Depreciation and amortization	665	569	412
Interest expense	164	132	97
Total other segment items:	996	676	604
Total expenses	5,408	4,966	4,535
Earnings (loss) before income taxes	323	778	(35)
Income tax expense	52	136	23
Net earnings (loss)	$271	$642	$(58)
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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of December 31, 2025, the Company’s disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

The Company's management, under the supervision of and with the participation of the CEO and CFO, assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2025 based on criteria for effective control over financial reporting described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013. Based on this assessment the Company's management concluded that its internal control over financial reporting was effective as of December 31, 2025 in accordance with the COSO criteria. The Company's independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the effectiveness of the Company's internal control over financial reporting, which is included herein.

Changes in Internal Control Over Financial Reporting

An evaluation was performed under the supervision of the Company's management, including the CEO and CFO, of whether any change in the Company's internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended December 31, 2025.

Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that no change in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 9B. Other Information

Refer to Note A - Business and Summary of Significant Accounting Policies, Recent Developments for a discussion of subsequent events.

During the quarter ended December 31, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

10.7†	F&G Annuities & Life, Inc. 2022 Omnibus Incentive Plan (incorporated by reference to Exhibit No. 10.4 to the Company’s Current Report on Form 8-K, filed with the Commission on December 1, 2022).
10.8†	F&G Annuities & Life, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit No. 10.5 to the Company’s Current Report on Form 8-K, filed with the Commission on December 1, 2022).
10.9†	F&G Annuities & Life, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit No. 10.6 to the Company’s Current Report on Form 8-K, filed with the Commission on December 1, 2022).
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

10.24†
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

10.29†
Form of Notice of F&G Restricted Stock Grant dated November 15, 2023 under F&G 2022 Omnibus Incentive Plan (incorporated by reference to Exhibit No. 10.30 to the Company's Annual Report on Form 10-K, filed with the Commission on February 29, 2024).

10.30†
Amended and Restated Retention Agreement between F&G Annuities & Life, Inc. and John D. Currier, Jr., dated as of May 8, 2024 (incorporated by reference to Exhibit No. 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on May 13, 2024).

10.31	Third Amended and Restated Investment Management Agreement, dated as of October 1, 2024, by and between Fidelity & Guaranty Life Insurance Company and Blackstone Advisors L.L.C.
10.32†	Form of Notice of F&G Restricted Stock Grant dated November 8, 2024, under F&G 2022 Omnibus Incentive Plan.
10.33†	Form of Notice of F&G Director Restricted Stock Grant dated November 8, 2024, under F&G 2022 Omnibus Incentive Plan.
10.34	Investment Management Agreement, dated as of November 6, by and between Fidelity & Guaranty Life Insurance Company of New York and Blackstone ISG-I Advisors, L.L.C.
10.35†^
Employment Agreement between Fidelity & Guaranty Annuities & Life, Inc., and Conor Murphy effective as of April 1, 2025 (incorporated by reference to Exhibit 10.36 on the Company’s Annual Report on Form 10-K, filed with the Commission on February 28, 2025).

10.36†
Amendment No. 1 to Employment Agreement between Fidelity & Guaranty Annuities & Life, Inc. and Conor Murphy, dated August 6, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on August 8, 2025).

10.37
Underwriting Agreement, dated March 20, 2025, among BofA Securities, Inc. and J.P. Morgan Securities LLC, as representatives of the several underwriters named therein, and F&G Annuities & Life, Inc (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed with the Commission on March 24, 2024).

10.38*†	Form of Notice of F&G Restricted Stock Grant dated November 10, 2025, under F&G 2022 Omnibus Incentive Plan.
10.39*†	Form of Notice of F&G Director Restricted Stock Grant dated November 10, 2025, under F&G 2022 Omnibus Incentive Plan.
19.1*	Insider Trading and Tipping Policy 2025.
21.1*	List of Subsidiaries.
23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24*	Power of Attorney (set forth on the signature page to this Annual Report on Form 10-K and incorporated by reference herein).
31.1*	Certification of Chief Executive Officer, pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer, pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

F&G Annuities & Life, Inc. (Registrant)

Date:	February 26, 2026	By:	/s/ Conor Murphy
Conor Murphy
President and Chief Financial Officer
(on behalf of the Registrant and as Principal Financial Officer)
POWERS OF ATTORNEY
KNOW ALL BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Christopher O. Blunt and Conor Murphy, and each of them, acting individually, as his or her true and lawful attorney-in-fact and agent, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christopher O. Blunt	Director, Chief Executive Officer	February 26, 2026
Christopher O. Blunt	(Principal Executive Officer)

/s/ Conor Murphy	President and Chief Financial Officer	February 26, 2026
Conor Murphy	(Principal Financial and Accounting Officer)

/s/ William P. Foley, II	Director and Executive Chairman of the Board	February 26, 2026
William P. Foley, II

/s/ Douglas K. Ammerman	Director	February 26, 2026
Douglas K. Ammerman

/s/ Celina J. Wang Doka	Director	February 26, 2026
Celina Wang Doka

/s/ Douglas Martinez	Director	February 26, 2026
Douglas Martinez

/s/ Michael J. Nolan	Director	February 26, 2026
Michael J. Nolan

/s/ Raymond R. Quirk	Director	February 26, 2026
Raymond R. Quirk

/s/ John D. Rood	Director	February 26, 2026
John D. Rood

Schedule I
F&G ANNUITIES & LIFE, INC. AND SUBSIDIARIES
SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES

	December 31, 2025
(In millions)	Amortized Cost	Fair Value	Amount Shown on Consolidated Balance Sheets
Fixed maturity securities, available for sale:
United States Government full faith and credit	$495	$493	$493
United States Government sponsored entities	194	196	196
United States municipalities, states and territories	1,562	1,355	1,355
Foreign Governments	292	261	261
Corporate securities:
Finance, insurance and real estate	9,699	9,309	9,309
Manufacturing, construction and mining	1,496	1,386	1,386
Utilities, energy and related sectors	4,098	3,681	3,681
Wholesale/retail trade	4,124	3,732	3,732
Services, media and other	5,916	5,142	5,142
Hybrid securities	625	609	609
Non-agency residential mortgage-backed securities	2,646	2,649	2,649
Commercial mortgage-backed securities	5,298	5,155	5,155
Asset-backed securities	7,982	7,842	7,842
Collateralized loan obligations and loan-backed private originations	10,865	10,890	10,890
Total fixed maturity securities, available for sale	$55,292	$52,700	$52,700
Equity securities	414	341	341
Limited partnerships:
Private equity	2,010	2,010	2,079
Real assets	690	693	886
Credit	1,643	1,643	1,643
Limited partnerships	4,343	4,346	4,608
Commercial mortgage loans	3,242	3,025	3,242
Residential mortgage loans	4,649	4,424	4,649
Other (primarily derivatives and company owned life insurance)	2,006	2,341	2,859
Short term investments	927	927	1,043
Total investments	$70,873	$68,104	$69,442
See Report of Independent Registered Public Accounting Firm

Schedule II
F&G ANNUITIES & LIFE, INC. (Parent Only)
CONDENSED FINANCIAL INFORMATION OF PARENT ONLY
SUPPLEMENTAL CONDENSED BALANCE SHEETS

(In millions)	December 31,
	2025	2024
Assets
Investments in consolidated subsidiaries	$6,630	$5,545
Fixed maturity securities, available for sale	237	—
Mortgage loans, net of allowance for credit losses of $3 and $3 at December 31, 2025 and 2024, respectively	90	84
Short term-investments	40	—
Cash and cash equivalents	43	202
Prepaid expenses and other assets	8	11
Income taxes receivable	33	22
Total assets	$7,081	$5,864

Liabilities and Equity
Accounts payable and other liabilities	$30	$37
Intercompany payables	9	6
Deferred tax liability, net	1	—
Notes payable	2,237	1,870
Total liabilities	2,277	1,913

Equity:
Preferred stock $0.001 par value; authorized 25,000,000 shares as of December 31, 2025 and 2024; outstanding and issued 5,000,000 shares as of December 31, 2025 and 2024	—	—
F&G common stock, $0.001 par value; authorized 500,000,000 shares as of December 31, 2025 and 2024; outstanding of 135,610,292 and 126,792,844 as of December 31, 2025 and 2024, respectively, and issued of 137,056,106 and 127,952,143 as of December 31, 2025 and 2024, respectively	—	—
Additional paid-in-capital	3,764	3,464
Retained earnings	2,568	2,440
Accumulated other comprehensive income (loss)	(1,488)	(1,923)
Treasury stock, at cost (1,445,814 shares and 1,159,299 shares as of December 31, 2025 and 2024, respectively)	(40)	(30)
Total equity	4,804	3,951
Total liabilities and equity	$7,081	$5,864
See Report of Independent Registered Public Accounting Firm.

Schedule II (continued)
F&G ANNUITIES & LIFE, INC. (Parent Only)
CONDENSED FINANCIAL INFORMATION OF PARENT ONLY
SUPPLEMENTAL CONDENSED INCOME STATEMENTS

(In millions)	Year Ended December 31,
	2025	2024	2023
Revenues:
Life insurance premiums and other fees	$—	$2	$3
Interest and investment income	21	18	16
Total revenues	21	20	19
Expenses:
Other operating expenses	11	7	5
Interest expense	149	118	75
Total expenses	160	125	80
Earnings (loss) before income tax expense and equity in earnings of subsidiaries	(139)	(105)	(61)
Income tax benefit	(41)	(21)	(13)
Earnings (loss) before equity in earnings of subsidiaries	(98)	(84)	(48)
Equity in earnings (loss) of subsidiaries	363	723	(10)
Net earnings (loss)	265	639	(58)
Less: Preferred stock dividend	17	17	—
Net earnings (loss) attributable to F&G common shareholders	$248	$622	$(58)
See Report of Independent Registered Public Accounting Firm.

Schedule II (continued)
F&G ANNUITIES & LIFE, INC. (Parent Only)
CONDENSED FINANCIAL INFORMATION OF PARENT ONLY
SUPPLEMENTAL CONDENSED CASH FLOW STATEMENTS

(In millions)	Year Ended December 31,
	2025	2024	2023
Cash Flows from Operating Activities:
Net earnings (loss)	$265	$639	$(58)
Adjustments to reconcile net earnings (loss) to net cash (used in) provided by operating activities:
Equity in (earnings) loss of subsidiaries	(363)	(723)	10
(Gain) loss on sales of investments	—	2	—
Stock-based compensation cost	31	29	23
Net change in income taxes	(10)	(9)	47
Net change in other assets and other liabilities	(65)	(65)	(28)
Net cash used in operating activities	(142)	(127)	(6)

Cash Flows from Investing Activities:
Proceeds from sales, calls and maturities of investments	11	28	2
Purchases of investment securities	(388)	—	—
Net proceeds from sales, maturities, and purchases of short-term investment securities	110	—	—
Net cash (used in) provided by investing activities	(267)	28	2

Cash Flows from Financing Activities:
Borrowings	375	1,050	845
Debt issuance costs	(11)	(20)	(12)
Capital contributions	(295)	(493)	(589)
Net revolving credit facility (repayments) borrowings	—	(365)	(185)
Dividends paid	(137)	(121)	(77)
Dividends from subsidiaries	59	—	—
Purchases of treasury stock	(10)	(12)	(18)
Issuance of preferred stock	—	250	—
Issuance of common stock	269	—	—
Net cash provided by (used in) financing activities	250	289	(36)

Net (decrease) increase in cash and cash equivalents	(159)	190	(40)
Cash and cash equivalents at beginning of period	202	12	52
Cash and cash equivalents at end of period	$43	$202	$12
See Report of Independent Registered Public Accounting Firm.

Schedule III
F&G ANNUITIES & LIFE, INC. AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION

(In millions)	Year Ended December 31,
	2025	2024	2023
Deferred acquisition costs	$3,637	$3,036	$2,215
Future policy benefits, losses, claims and loss expenses	10,755	8,749	7,050
Other policy claims and benefits payable	100	102	92
Life insurance premiums and other fees	2,795	2,860	2,413
Interest and investment income	2,837	2,719	2,211
Benefits, claims, losses and settlement expenses	(3,963)	(3,791)	(3,553)
Amortization of deferred policy acquisition costs	(357)	(280)	(191)
Other operating expenses, net of deferrals	(156)	(203)	(146)
See Report of Independent Registered Public Accounting Firm.

Schedule IV
F&G ANNUITIES & LIFE, INC. AND SUBSIDIARIES
SUPPLEMENTAL REINSURANCE SCHEDULE
(In millions)

For the Year Ended December 31, 2025	Gross Amount	Ceded to other companies	Assumed from other companies	Net Amount	Percentage of amount assumed to net
Life insurance in force	$13,148	$(1,306)	$—	$11,842	—%

Premiums and other considerations:
Traditional life insurance premiums	115	(85)	—	30	—
Life-contingent PRT premiums	2,108	—	—	2,108	—
Annuity product charges and other fees	717	(60)	—	657	—
Total premiums and other considerations	$2,940	$(145)	$—	$2,795	—%

For the Year Ended December 31, 2024	Gross Amount	Ceded to other companies	Assumed from other companies	Net Amount	Percentage of amount assumed to net
Life insurance in force	$10,906	$(1,370)	$—	$9,536	—%

Premiums and other considerations:
Traditional life insurance premiums	129	(94)	—	35	—
Life-contingent PRT premiums	2,217	—	—	2,217	—
Annuity product charges and other fees	655	(47)	—	608	—
Total premiums and other considerations	$3,001	$(141)	$—	$2,860	—%

For the Year Ended December 31, 2023	Gross Amount	Ceded to other companies	Assumed from other companies	Net Amount	Percentage of amount assumed to net
Life insurance in force	$8,448	$(1,436)	$—	$7,012	—%

Premiums and other considerations:
Traditional life insurance premiums	148	(105)	—	43	—
Life-contingent PRT premiums	1,964	—	—	1,964	—
Annuity product charges and other fees	455	(49)	—	406	—
Total premiums and other considerations	$2,567	$(154)	$—	$2,413	—%
See Report of Independent Registered Public Accounting Firm.