Form 10-Q
period 2026-06-30
F&G Annuities & Life, Inc.
filed 2026-08-06
CIK 1934850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
The registrant had outstanding 130,935,209 shares of common stock as of July 31, 2026.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended June 30, 2026

F&G ANNUITIES & LIFE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except share data)

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Investments:
Fixed maturity securities available for sale, at fair value, net of allowance for credit losses of $71 in 2026 and $104 in 2025 (amortized cost: $55,206 in 2026 and $55,292 in 2025)	$52,228	$52,700
Fixed maturity securities, at fair value under fair value option (related to investments held by consolidated variable interest entities (“VIEs”))	94	—
Equity securities, at fair value	293	341
Derivative investments	1,305	1,148
Mortgage loans, net of allowance for credit losses of $108 in 2026 and $86 in 2025	9,265	7,891
Investments in unconsolidated affiliates (2026 and 2025 include $277 and $262 related to investments held by consolidated VIEs and 2026 and 2025 include certain investments at fair value of $267 and $270)	5,065	4,878
Other long-term investments (2026 and 2025 include $264 and $248 related to investments held by consolidated VIEs)	1,315	1,294
Policy loans	171	147
Short-term investments (2026 and 2025 include $34 and $116 related to investments held by consolidated VIEs)	545	1,043
Total investments	70,281	69,442
Cash and cash equivalents (2026 and 2025 include $0 and $2 related to investments held by consolidated VIEs)	2,103	1,486
Reinsurance recoverable, net of allowance for credit losses of $19 in 2026 and $18 in 2025	20,876	17,545
Goodwill	2,124	2,180
Prepaid expenses and other assets (certain assets held at fair value of $0 in 2026 and $24 in 2025)	1,142	1,052
Other intangible assets, net	6,536	6,275
Market risk benefits asset	364	285
Income taxes receivable	81	83
Deferred tax asset, net	85	82
Total assets	$103,592	$98,430
LIABILITIES AND EQUITY
Liabilities:
Contractholder funds	$64,398	$62,726
Future policy benefits	10,856	10,755
Market risk benefits liability	1,102	903
Accounts payable and accrued liabilities	2,846	2,701
Notes payable	2,239	2,237
Funds withheld for reinsurance liabilities	17,457	14,191
Total liabilities	98,898	93,513
Equity:
Preferred stock $0.001 par value; 2026 and 2025 shares authorized 25,000,000: outstanding and issued 5,000,000	—	—
Common stock, $0.001 par value; 2026 and 2025 shares authorized 500,000,000; outstanding of 130,940,695 and 135,610,292; and issued of 137,004,894 and 137,056,106	—	—
Additional paid-in-capital	3,765	3,764
Retained earnings	2,665	2,568
Accumulated other comprehensive income (loss) ("AOCI")	(1,658)	(1,488)
Treasury stock, at cost (6,064,199 shares and 1,445,814 shares as of June 30, 2026 and December 31, 2025, respectively)	(163)	(40)
Total F&G Annuities & Life, Inc. shareholders' equity	4,609	4,804
Non-controlling interests	85	113
Total equity	4,694	4,917
Total liabilities and equity	$103,592	$98,430
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

F&G ANNUITIES & LIFE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars and shares in millions, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(Unaudited)		(Unaudited)
Revenues
Life insurance premiums and other fees	$394	$608	$873	$1,097
Interest and investment income	718	682	1,441	1,348
Owned distribution revenues	19	23	36	39
Recognized gains and (losses), net	290	51	258	(212)
Total revenues	1,421	1,364	2,608	2,272
Benefits and expenses
Benefits and other changes in policy reserves (remeasurement (losses) gains) (a)	1,149	993	1,633	1,517
Market risk benefit losses (gains)	32	(4)	105	105
Depreciation and amortization	175	158	348	311
Personnel costs	77	77	137	144
Other operating expenses	41	42	74	83
Interest expense	41	41	82	81
Total benefits and expenses	1,515	1,307	2,379	2,241
Earnings (loss) before income taxes	(94)	57	229	31
Income tax (benefit) expense	(19)	15	55	10
Net earnings (loss)	(75)	42	174	21
Less: Non-controlling interests	1	2	2	2
Net earnings (loss) attributable to F&G	(76)	40	172	19
Less: Preferred stock dividend	5	5	9	9
Net earnings (loss) attributable to F&G common shareholders	$(81)	$35	$163	$10

Earnings per share
Basic
Net earnings (loss) per share attributable to F&G common shareholders, basic	$(0.62)	$0.26	$1.24	$0.08
Diluted
Net earnings (loss) per share attributable to F&G common shareholders, diluted	$(0.62)	$0.26	$1.24	$0.08

Weighted average shares outstanding F&G common stock, basic basis	130	133	131	130
Weighted average shares outstanding F&G common stock, diluted basis	130	134	131	131

(a)The remeasurement (losses) gains for the three and six months ended June 30, 2026 were $(2) million and $8 million, respectively. The remeasurement gains for the three and six months ended June 30, 2025 were $13 million and $32 million, respectively.
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

F&G ANNUITIES & LIFE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(Unaudited)		(Unaudited)
Net earnings (loss)	$(75)	$42	$174	$21
Other comprehensive income (loss), net:
Changes in current discount rate - future policy benefits	(9)	(46)	153	(132)
Changes in instrument-specific credit risk - market risk benefits	(28)	(28)	10	(5)
Unrealized gain (loss) on investments and other financial instruments	124	129	(451)	376
Unrealized gain (loss) on foreign currency translation	(7)	9	(13)	15
Reclassification adjustments for change in unrealized gains and losses included in net earnings (loss)	105	—	131	(1)
Other comprehensive income (loss)	185	64	(170)	253
Comprehensive income (loss)	110	106	4	274
Less: Comprehensive income attributable to non-controlling interests	1	2	2	2
Comprehensive income (loss) attributable to F&G	$109	$104	$2	$272
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

F&G ANNUITIES & LIFE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in millions, except per share data)
(Unaudited)

	F&G Annuities & Life, Inc. shareholders' equity
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interests	Total Equity
Balance, March 31, 2025	$—	$—	$3,741	$2,389	$(1,734)	$(33)	$122	$4,485
Stock-based compensation	—	—	6	—	—	—	—	6
Preferred stock dividends declared	—	—	—	(5)	—	—	—	(5)
Common stock dividends declared	—	—	—	(30)	—	—	—	(30)
Dividends declared and distribution to non-controlling interests	—	—	—	—	—	—	(5)	(5)
Other comprehensive income	—	—	—	—	64	—	—	64
Net earnings	—	—	—	40	—	—	2	42
Balance, June 30, 2025	$—	$—	$3,747	$2,394	$(1,670)	$(33)	$119	$4,557

	F&G Annuities & Life, Inc. shareholders' equity
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interests	Total Equity
Balance, March 31, 2026	$—	$—	$3,773	$2,778	$(1,843)	$(69)	$110	$4,749
Exchange of note receivable for incremental share in consolidated subsidiary	—	—	(16)	—	—	—	(20)	(36)
Treasury stock purchased	—	—	—	—	—	(94)	—	(94)
Stock-based compensation	—	—	8	—	—	—	—	8
Preferred stock dividends declared	—	—	—	(5)	—	—	—	(5)
Common stock dividends declared	—	—	—	(32)	—	—	—	(32)
Dividends declared and distribution to non-controlling interests	—	—	—	—	—	—	(6)	(6)
Other comprehensive income	—	—	—	—	185	—	—	185
Net earnings (loss)	—	—	—	(76)	—	—	1	(75)
Balance, June 30, 2026	$—	$—	$3,765	$2,665	$(1,658)	$(163)	$85	$4,694
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

F&G ANNUITIES & LIFE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(Dollars in millions, except per share data)
(Unaudited)

	F&G Annuities & Life, Inc. shareholders' equity
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interests	Total Equity
Balance, January 1, 2025	$—	$—	$3,464	$2,440	$(1,923)	$(30)	$125	$4,076
Treasury stock purchased	—	—	—	—	—	(3)	—	(3)
Stock-based compensation	—	—	14	—	—	—	—	14
Issuance of common stock	—	—	269	—	—	—	—	269
Preferred stock dividends declared	—	—	—	(9)	—	—	—	(9)
Common stock dividends declared	—	—	—	(56)	—	—	—	(56)
Dividends declared and distributions to non-controlling interests	—	—	—	—	—	—	(8)	(8)
Other comprehensive income	—	—	—	—	253	—	—	253
Net earnings	—	—	—	19	—	—	2	21
Balance, June 30, 2025	$—	$—	$3,747	$2,394	$(1,670)	$(33)	$119	$4,557

	F&G Annuities & Life, Inc. shareholders' equity
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interests	Total Equity
Balance, January 1, 2026	$—	$—	$3,764	$2,568	$(1,488)	$(40)	$113	4,917
Exchange of note receivable for incremental share in consolidated subsidiary	—	—	(16)	—	—	—	(20)	(36)
Treasury stock purchased	—	—	—	—	—	(123)	—	(123)
Stock-based compensation	—	—	17	—	—	—	—	17
Preferred stock dividends declared	—	—	—	(9)	—	—	—	(9)
Common stock dividends declared	—	—	—	(66)	—	—	—	(66)
Dividends declared and distributions to non-controlling interests	—	—	—	—	—	—	(10)	(10)
Other comprehensive income	—	—	—	—	(170)	—	—	(170)
Net earnings	—	—	—	172	—	—	2	174
Balance, June 30, 2026	$—	$—	$3,765	$2,665	$(1,658)	$(163)	$85	$4,694
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

F&G ANNUITIES & LIFE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Six months ended June 30,
	2026	2025
	(Unaudited)
Cash Flows from Operating Activities:
Net earnings	$174	$21
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	348	311
(Gain) loss on sales of investments and other assets and asset impairments, net	42	117
(Gain) on sale of F&G Life Re	(14)	—
Interest credited/index credits to contractholder account balances	907	608
Change in market risk benefits, net	105	105
Deferred policy acquisition costs and deferred sales inducements	(576)	(645)
Charges assessed to contractholders for mortality and administration	(161)	(165)
Distributions from unconsolidated affiliates, return on investment	66	85
Stock-based compensation cost	17	14
Change in NAV of limited partnerships, net	(194)	(126)
Change in valuation of derivatives, equity and preferred securities and other assets, net	(286)	95
Changes in assets and liabilities, net of effects from acquisitions:
Change in reinsurance recoverable	18	(5)
Change in derivative collateral liabilities	(77)	95
Change in future policy benefits	295	548
Change in funds withheld from reinsurers	1,624	1,607
Net change in income taxes	31	(33)
Net change in other assets and other liabilities	(89)	(56)
Net cash provided by operating activities	2,230	2,576
Cash Flows from Investing Activities:
Proceeds from sales, calls and maturities of investments	10,268	6,109
Additions to property and equipment and capitalized software	(4)	(9)
Purchases of investment securities	(11,462)	(11,251)
Net proceeds from sales, maturities and purchases of short-term investment securities	499	1,802
Other acquisitions/disposals, net of cash acquired	88	—
Additional investments in unconsolidated affiliates	(527)	(1,077)
Net increase in policy loans	(24)	(21)
Distributions from unconsolidated affiliates, return of investment	343	180
Net change in notes receivable	(12)	(6)
Net cash used in investing activities	(831)	(4,273)
Cash Flows from Financing Activities:
Borrowings	—	375
Debt issuance costs	—	(11)
Payment of contingent consideration for acquisitions	(7)	(10)
Repayments of outstanding debt	—	(300)
Dividends paid	(75)	(65)
Dividends and distributions paid to non-controlling interest shareholders	(10)	(8)
Purchases of treasury stock	(123)	(3)
Issuance of common stock	—	269
Contractholder account deposits	4,437	5,500
Contractholder account withdrawals	(5,004)	(4,430)
Net cash (used in) provided by financing activities	(782)	1,317
Net increase (decrease) in cash and cash equivalents	617	(380)
Cash and cash equivalents at beginning of period	1,486	2,264
Cash and cash equivalents at end of period	$2,103	$1,884
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

Recent Developments
Executive Leadership Transitions

On June 16, 2026, F&G announced that Chris Blunt would retire from his role as Chief Executive Officer of F&G to focus on his roles as a Director of F&G and Chief Executive Officer of subsidiary Peak Altitude Equity, LLC (Peak Altitude). Conor Murphy, current President and Chief Financial Officer, will assume a broader role as Chief Executive Officer and President. These changes became effective June 30, 2026. Additionally, Michael Bailey joined the Company as Executive Vice President, Chief Financial Officer effective August 3, 2026, and Mark Wiltse, F&G’s Chief Accounting Officer, served as Interim Chief Financial Officer until August 3, 2026.

Effective August 10, 2026, Wendy J.B. Young will transition from her role as Executive Vice President, Chief Liability Officer of F&G and will assume a senior advisory role reporting to Conor Murphy, Chief Executive Officer and President, at which time she will no longer serve as a designated Section 16 executive officer of the Company.

Ms. Young will retire from the Company on April 30, 2027, after more than 25 years of service. Ms. Young’s transition and retirement are not a result of any dispute or disagreement with the Company or its board of directors.

Share Repurchase Programs

On March 16, 2026, F&G’s Board of Directors approved a new three-year stock repurchase program, effective March 16, 2026, under which the Company may repurchase up to $100 million of F&G common stock through March 31, 2029 (the “2026 Repurchase Program”). In 2023, F&G’s Board of Directors approved a three-year stock repurchase program under which the Company may repurchase up to $50 million of F&G common stock through November 6, 2026 (the "2023 Repurchase Program" and together with the 2026 Repurchase Program, the "Repurchase Programs"). The following summarizes the repurchases for the three and six months ended June 30, 2026, pursuant to the Repurchase Programs.

	Three months ended June 30, 2026	Six months ended June 30, 2026

Total number of shares purchased (in millions)	3.33	4.52
Average price paid per share	$27.27	$26.44
Total cost of shares purchased (in millions)	$91	$120

The total remaining authorization of F&G common stock that may yet be purchased under the 2023 and 2026 Repurchase Programs at June 30, 2026 totaled approximately $0 million and $12 million, respectively. Purchases under the Repurchase Programs may be made from time to time by the Company in the open market at prevailing market prices or in privately negotiated transactions. All purchases are currently planned to be held as Treasury Stock. The extent to which the Company repurchases its shares, and the timing of such purchases, will depend upon a variety of factors, including market conditions, regulatory requirements and other considerations, as determined by the Company.

F&G Life Re Ltd. (“F&G Life Re”)

On March 1, 2026, the Company completed the sale of its Bermuda based subsidiary, F&G Life Re, to Ancient Financial Holdings, LP (“Ancient”) an unrelated third party. As a result of this transaction, the Company no longer holds a controlling financial interest and deconsolidated F&G Life Re. Following the sale, F&G Life Re was renamed Ancient Re Ltd. (“Ancient Re”) and is no longer considered a related party. Blackstone retained asset management for the inforce assets, relating to certain inforce FIA policies, and Ancient manages assets under a new forward flow reinsurance agreement, effective March 1, 2026, to cede certain MYGA business. The transaction reflects F&G’s disciplined execution of risk transfer options and that we no longer needed a Bermuda operation to support our reinsurance strategy. Consideration for the sale included cash received of approximately $102 million and a 19.9% limited partnership interest in Ancient, resulting in a pre-tax gain for the three months ended March 31, 2026 of approximately $14 million, subject to certain post-closing adjustments that are expected to be finalized in the third quarter of 2026. The gain is recorded in Recognized gains and (losses), net on the unaudited Condensed Consolidated Statements of Operations. The calculation of the gain included derecognition of F&G Life Re’s net assets, which included attributable goodwill of approximately $56 million that was previously recognized at the consolidated level. Refer to Note E - Reinsurance for further information.

Dividends

On August 5, 2026, our Board of Directors declared a quarterly cash dividend of $0.8594 per share of our 6.875% Series A Mandatory Convertible Preferred Stock, par value $0.001 per share, liquidation preference of $50.00 per share (“the FNF Preferred Stock”) for the period from July 15, 2026 to and excluding October 15, 2026, to be payable on October 15, 2026, to FNF Preferred Stock record holders on October 1, 2026. On August 5, 2026, our Board of Directors also declared a quarterly cash dividend of $0.25 per share of F&G common stock, payable on September 30, 2026, to F&G common shareholders of record as of September 16, 2026. Generally, no dividends will be declared or paid on F&G common stock and no common stock can be acquired by F&G unless all preferred dividends are declared and paid on the FNF Preferred Stock.

During the three months ended June 30, 2026 and 2025, we declared cash dividends of $0.25 and $0.22, respectively, per share of common stock and $0.8594 and $0.8594, respectively, per share of FNF Preferred Stock. During the six months ended June 30, 2026 and 2025, we declared cash dividends of $0.50 and $0.44, respectively, per share of common stock and $1.7188 and $1.7188, respectively, per share of FNF preferred stock.

Unconsolidated Owned Distribution Investments

We paid commissions on sales through our unconsolidated owned distribution investments and their affiliates of approximately $18 million and $17 million for the three months ended June 30, 2026 and 2025, respectively, and $32 million and $32 million for the six months ended June 30, 2026 and 2025. The acquisition expense is deferred and amortized in Depreciation and amortization on the unaudited Condensed Consolidated Statements of Operations.

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

Other comprehensive income (loss) (“OCI”)

Changes in the balance of OCI for the three and six months ended June 30, 2026 and 2025 by component are as follows (in millions).

	Three months ended June 30, 2026
	Unrealized gain (loss) on investments and other financial instruments, net (excluding investments in unconsolidated affiliates)	Change in current discount rate - future policy benefits	Change in instrument- specific credit risk - market risk benefits	Foreign currency translation and other (a)	Total accumulated other comprehensive income (Loss)
Balance at March 31, 2026	$(2,500)	$725	$(64)	$(4)	$(1,843)
Reclassification adjustments included in net earnings (b)	105	—	—	—	105
Other comprehensive income (loss) before tax, net of reclassifications	154	(11)	(35)	(9)	99
Deferred income tax (expense) benefit	(30)	2	7	2	(19)
Balance at June 30, 2026	$(2,271)	$716	$(92)	$(11)	$(1,658)

	Three months ended June 30, 2025
	Unrealized gain (loss) on investments and other financial instruments, net (excluding investments in unconsolidated affiliates)	Change in current discount rate - future policy benefits	Change in instrument- specific credit risk - market risk benefits	Foreign currency translation and other (a)	Total accumulated other comprehensive income (Loss)
Balance at March 31, 2025	$(2,389)	$712	$(55)	$(2)	$(1,734)
Reclassification adjustments included in net earnings (b)	(1)	—	—	1	—
Other comprehensive income (loss) before tax, net of reclassifications	162	(60)	(36)	12	78
Deferred income tax (expense) benefit	(33)	14	8	(3)	(14)
Balance at June 30, 2025	$(2,261)	$666	$(83)	$8	$(1,670)
(a)Other includes changes in hedging instruments.
(b)Net of income tax (expense) benefit of $28 million and an immaterial amount for the three months ended June 30, 2026 and 2025, respectively.

	Six months ended June 30, 2026
	Unrealized gain (loss) on investments and other financial instruments, net (excluding investments in unconsolidated affiliates)	Change in current discount rate - future policy benefits	Change in instrument- specific credit risk - market risk benefits	Foreign currency translation and other (a)	Total accumulated other comprehensive income (Loss)
Balance at December 31, 2025	$(1,951)	$563	$(102)	$2	$(1,488)
Reclassification adjustments included in net earnings (b)	131	—	—	—	131
Other comprehensive income (loss) before tax, net of reclassifications	(569)	194	13	(17)	(379)
Deferred income tax (expense) benefit	118	(41)	(3)	4	78
Balance at June 30, 2026	$(2,271)	$716	$(92)	$(11)	$(1,658)

	Six months ended June 30, 2025
	Unrealized gain (loss) on investments and other financial instruments, net (excluding investments in unconsolidated affiliates)	Change in current discount rate - future policy benefits	Change in instrument- specific credit risk - market risk benefits	Foreign currency translation and other (a)	Total accumulated other comprehensive income (Loss)
Balance at December 31, 2024	$(2,637)	$798	$(78)	$(6)	$(1,923)
Reclassification adjustments included in net earnings (b)	—	—	—	(1)	(1)
Other comprehensive income (loss) before tax, net of reclassifications	472	(167)	(7)	19	317
Deferred income tax (expense) benefit	(96)	35	2	(4)	(63)
Balance at June 30, 2025	$(2,261)	$666	$(83)	$8	$(1,670)
(a)Other includes changes in hedging instruments.
(b)Net of income tax (expense) benefit of $35 million and an immaterial amount for the three and six months ended June 30, 2026 and 2025, respectively.

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

Our assets and liabilities measured and carried at fair value on a recurring basis, summarized according to the hierarchy previously described, are as follows (in millions):

	June 30, 2026
	Level 1	Level 2	Level 3	NAV	Fair Value
Assets
Cash and cash equivalents	$2,103	$—	$—	$—	$2,103
Fixed maturity securities, available-for-sale:
Asset-backed securities	—	7,376	10,495	—	17,871
Commercial mortgage-backed securities	—	4,622	—	—	4,622
Corporates	39	19,770	3,729	—	23,538
Hybrids	34	549	14	—	597
Municipals	—	1,324	3	—	1,327
Residential mortgage-backed securities	—	3,742	—	—	3,742
U.S. Government	228	—	—	—	228
Foreign Governments	—	280	23	—	303
Fixed maturity securities, at fair value under fair value option (a)	—	94	—	—	94
Equity securities:
Preferred equity securities	111	85	—	—	196
Common equity securities	49	—	—	48	97
Derivative investments	—	1,297	8	—	1,305
Investments in unconsolidated affiliates	—	—	267	—	267
Other long-term investments (a)	—	264	—	—	264
Short term investments	437	32	76	—	545
Indexed annuities/IUL ceded embedded derivatives, included in Reinsurance recoverable	—	—	831	—	831
Market risk benefits asset	—	—	364	—	364
Total financial assets at fair value	$3,001	$39,435	$15,810	$48	$58,294
Liabilities
Derivatives:
Indexed annuities/IUL embedded derivatives, included in Contractholder funds	$—	$—	$7,080	$—	$7,080
Interest rate and foreign currency swaps, included in Accounts payable and accrued liabilities	—	37	4	—	41
Reinsurance related embedded derivatives, included in Funds withheld for reinsurance liabilities	—	(26)	—	—	(26)
Contingent consideration, included in Accounts payable and accrued liabilities	—	—	62	—	62
Market risk benefits liability	—	—	1,102	—	1,102
Total financial liabilities at fair value	$—	$11	$8,248	$—	$8,259
(a)Includes certain interests in VIEs for which the fair value option has been elected. Refer to Note C - Investments for further details.

	December 31, 2025
	Level 1	Level 2	Level 3	NAV	Fair Value
Assets
Cash and cash equivalents	$1,486	$—	$—	$—	$1,486
Fixed maturity securities, available-for-sale:
Asset-backed securities	—	8,638	10,094	—	18,732
Commercial mortgage-backed securities	—	5,155	—	—	5,155
Corporates	40	20,086	3,124	—	23,250
Hybrids	36	558	15	—	609
Municipals	—	1,352	3	—	1,355
Residential mortgage-backed securities	—	2,842	3	—	2,845
U.S. Government	493	—	—	—	493
Foreign Governments	—	238	23	—	261
Equity securities:
Preferred equity securities	115	117	7	—	239
Common equity securities	62	—	5	35	102
Derivative investments	—	1,148	—	—	1,148
Investments in unconsolidated affiliates	—	—	270	—	270
Other long-term investments (a)	—	248	41	—	289
Short term investments	887	82	74	—	1,043
Indexed annuities/IUL ceded embedded derivatives, included in Reinsurance recoverable	—	—	399	—	399
Loan receivable, included in Prepaid expenses and other assets	—	—	24	—	24
Market risk benefits asset	—	—	285	—	285
Total financial assets at fair value	$3,119	$40,464	$14,367	$35	$57,985
Liabilities
Derivatives:
Indexed annuities/IUL embedded derivatives, included in Contractholder funds	$—	$—	$6,542	$—	$6,542
Interest rate and foreign currency swaps, included in Accounts payable and accrued liabilities	—	3	9	—	12
Reinsurance related embedded derivatives, included in Funds withheld for reinsurance liabilities	—	75	—	—	75
Contingent consideration, included in Accounts payable and accrued liabilities	—	—	72	—	72
Market risk benefits liability	—	—	903	—	903
Total financial liabilities at fair value	$—	$78	$7,526	$—	$7,604
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

We analyze the third-party valuation methodologies and related inputs to perform assessments to determine the appropriate level within the fair value hierarchy. However, we did not adjust prices received from third parties as of June 30, 2026 or December 31, 2025.

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

The fair value measurement of the indexed annuities/IUL embedded derivatives, representing the indexed crediting feature of the policies included in Contractholder funds, and the ceded portion, the reinsured indexed crediting feature embedded derivatives recorded as a component of the Reinsurance recoverable, is determined through a combination of market observable information and significant unobservable inputs using the option budget method. The market observable inputs are the market value of options and treasury rates. The significant unobservable inputs are the budgeted option cost (i.e., the expected cost to purchase equity options in future periods to fund the equity indexed linked feature), surrender rates, mortality multiplier and non-performance spread. The mortality multiplier at June 30, 2026 and December 31, 2025 was applied to the 2012 Individual Annuity mortality tables. Increases or decreases in the market value of an option in isolation would result in a higher or lower, respectively, fair value measurement. Increases or decreases in treasury rates, mortality multiplier, surrender rates, or non-performance spread in isolation would result in a lower or higher fair value measurement, respectively. Generally, a change in any one unobservable input would not directly result in a change in any other unobservable input.

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

We held a fund-linked note, which provided for an additional payment at maturity based on the value of an embedded derivative based on the actual return of a dedicated return fund. Fair value of the embedded derivative is based on an unobservable input, the NAV of the fund at the balance sheet date. The embedded derivative is similar to an equity option on the NAV of the fund with a strike price of zero since we will not be required to make any additional payments at maturity of the fund-linked note in order to receive the NAV of the fund on the maturity date. A Black-Scholes model determines the NAV of the fund as the fair value of the equity option regardless of the values used for the other inputs to the option pricing model. The NAV of the fund is provided by the fund manager at the end of each calendar month and represents the value an investor would receive if it withdrew its investment on the balance sheet date. Therefore, the key unobservable input used in the Black-Scholes model is the value of the fund. As the value of the fund increases or decreases, the fair value of the embedded derivative will increase or decrease. During the second quarter of 2026 the fund linked note matured and the embedded derivative expired.

Short-term Investments
The carrying amounts reported in the unaudited Condensed Consolidated Balance Sheets for these instruments approximate fair value. Certain short-term investments are valued based on third-party pricing services or broker quotes and are classified as Level 2 or 3.

Loan receivable

Concurrent with the Roar Joint Venture, LLC (“Roar”) purchase agreement, on January 2, 2024 we executed a separate loan agreement with the sellers of Roar. During the second quarter of 2026, we loaned an additional $12 million and, on June 30, 2026, entered into an agreement to retire the loan receivable in exchange for the transfer of 5.3% of the membership interests in Roar from Roar Seller to Peak Altitude. The loan was collateralized by the sellers’ minority equity stake in Roar. The loan receivable was measured at fair value using a discounted cash flow model applied using a Monte Carlo simulation of estimated cash flows at each measurement period and for each simulated path relative to the estimated collateral value. The Monte Carlo simulation utilizes the outstanding principal balance, a risk-adjusted discount rate, and risk-free rates to discount the expected cash flows and compare to the estimated collateral value for each payment period and simulated path. The discounted cash flow approach applies a company-specific discount rate to future expected interest and payoff payments to calculate the estimated fair value based on the average outcome from the simulation. This loan receivable was included in Level 3 and the inputs are considered unobservable, as not all market participants have access to this data.

Contingent Consideration

We have recorded contingent consideration pursuant to the terms of the purchase agreement for the January 2, 2024 acquisition of Roar. The contingent consideration is measured at fair value using a discounted cash flow model applied using a Monte Carlo simulation of estimated EBITDA at each measurement period and for each simulated path relative to contractual EBITDA milestones. The Monte Carlo simulation utilizes a risk-adjusted discount rate, volatility assumption, and risk-free rates to assess the probability Roar's EBITDA trajectory reaches required milestones for the earn out payments to be made. The discounted cash flow approach applies a company-specific discount rate based on F&G credit profile to future expected earn out payments to calculate the estimated fair value based on the average outcome from the simulation. This contingent consideration is included in Level 3 and the inputs are considered unobservable, as not all market participants have access to this data. See further discussion on the contingent consideration in Note N - Commitments and Contingencies.

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

Quantitative information regarding significant unobservable inputs used for recurring Level 3 fair value measurements of financial instruments carried at fair value as of June 30, 2026 and December 31, 2025, excluding assets and liabilities for which significant quantitative unobservable inputs are not developed internally and not readily available to the Company (primarily those valued using broker quotes and certain third-party pricing services), are as follows (in millions):

	June 30, 2026
	Fair Value	Valuation Technique	Unobservable Input(s)	Range	Weighted Average
Assets
Fixed maturity securities, available-for-sale:
Asset-backed securities	$173	Third-Party Valuation	Discount Rate	5.25% - 12.52%	7.10%
Corporates	668	Third-Party Valuation	Discount Rate	3.71% - 8.99%	6.14%
Municipals	3	Third-Party Valuation	Discount Rate	5.52% - 5.52%	5.52%
Foreign Governments	5	Third-Party Valuation	Discount Rate	5.76% - 5.76%	5.76%
Investments in unconsolidated affiliates	267	Market Comparable Company Analysis	EBITDA Multiple	7.00x - 15.25x	11.06x
Reinsurance recoverable:
Indexed annuities/IUL ceded embedded derivatives	831	Discounted Cash Flow	Market Value of Option	0.00% - 21.36%	2.64%
			Mortality Multiplier	80.00% - 115.00%	100.00%
			Surrender Rates	0.25% - 50.00%	3.37%
			Partial Withdrawal Rate	2.00% - 25.64%	2.52%
			Non-Performance Spread	0.63% - 2.26%	1.30%
			Option Cost	0.56% - 5.30%	2.12%
Market risk benefits asset	364	Discounted Cash Flow	Mortality Multiplier	80.00% - 115.00%	100.00%
			Surrender Rates	0.25% - 30.00%	5.18%
			Partial Withdrawal Rate	2.00% - 25.64%	2.47%
			Non-Performance Spread	0.40% - 0.94%	0.71%
			GMWB Utilization	50.00% - 75.00%	63.63%
Total financial assets at fair value (a)	$2,311

Liabilities
Derivatives:
Indexed annuities/IUL embedded derivatives, included in Contractholder funds	$7,080	Discounted Cash Flow	Market Value of Option	0.00% - 40.04%	3.62%
			Mortality Multiplier	80.00% - 115.00%	100.00%
			Surrender Rates	0.25% - 50.00%	6.36%
			Partial Withdrawal Rate	2.00% - 35.71%	2.68%
			Non-Performance Spread	0.40% - 0.94%	0.71%
			Option Cost	0.50% - 6.09%	2.84%
Contingent consideration, included in Accounts payable and accrued liabilities	62	Discounted Cash Flow	Risk-Adjusted Discount Rate	11.50% - 11.50%	11.50%
			EBITDA Volatility	35.00% - 35.00%	35.00%
			Counterparty Discount Rate	6.50% - 6.50%	6.50%
Market risk benefits liability	1,102	Discounted Cash Flow	Mortality Multiplier	80.00% - 115.00%	100.00%
			Surrender Rates	0.25% - 30.00%	5.18%
			Partial Withdrawal Rate	2.00% - 25.64%	2.47%
			Non-Performance Spread	0.40% - 0.94%	0.71%
			GMWB Utilization	50.00% - 75.00%	63.63%
Total financial liabilities at fair value	$8,244
(a)Assets of $13,499 million and liabilities of $4 million for which significant quantitative unobservable inputs are not developed internally and not readily available to the Company (primarily those valued using broker quotes and certain third-party pricing services) are excluded from the respective totals in the table above.

	December 31, 2025
	Fair Value	Valuation Technique	Unobservable Input(s)	Range	Weighted Average
Assets
Fixed maturity securities, available-for-sale:
Asset-backed securities	$92	Third-Party Valuation	Discount Rate	4.36% - 7.15%	5.80%
Corporates	649	Third-Party Valuation	Discount Rate	3.45% - 8.68%	5.84%
Municipals	3	Third-Party Valuation	Discount Rate	4.94% - 4.94%	4.94%
Residential mortgage-backed securities	3	Third-Party Valuation	Discount Rate	5.41% - 5.41%	5.41%
Foreign Governments	5	Third-Party Valuation	Discount Rate	5.73% - 5.73%	5.73%
Investments in unconsolidated affiliates	270	Market Comparable Company Analysis	EBITDA Multiple	7.4x - 15.5x	12.10x
Other long-term investments:
Available-for-sale embedded derivative	41	Black Scholes Model	Market Value of AnchorPath Fund	100.00%
Reinsurance recoverable:
Indexed annuities/IUL ceded embedded derivatives	399	Discounted Cash Flow	Market Value of Option	0.00% - 31.77%	2.74%
			Mortality Multiplier	80.00% - 115.00%	100.00%
			Surrender Rates	0.25% - 50.00%	3.33%
			Partial Withdrawal Rate	2.00% - 6.50%	2.22%
			Non-Performance Spread	0.53% - 1.15%	0.90%
			Option Cost	1.39% - 5.30%	1.98%
Prepaid expenses and other assets:
Loan receivable	24	Discounted Cash Flow	Risk-Adjusted Discount Rate	6.35% - 6.35%	6.35%
			Collateral Volatility	35.00% - 35.00%	35.00%
Market risk benefits asset	285	Discounted Cash Flow	Mortality Multiplier	80.00% - 115.00%	100.00%
			Surrender Rates	0.25% - 30.00%	5.33%
			Partial Withdrawal Rate	0.00% - 25.64%	2.47%
			Non-Performance Spread	0.43% - 0.85%	0.64%
			GMWB Utilization	50.00% - 75.00%	63.03%
Total financial assets at fair value (a)	$1,771

Liabilities
Derivatives:
Indexed annuities/IUL embedded derivatives, included in Contractholder funds	$6,542	Discounted Cash Flow	Market Value of Option	0.00% - 40.13%	3.84%
			Mortality Multiplier	80.00% - 115.00%	100.00%
			Surrender Rates	0.25% - 50.00%	6.68%
			Partial Withdrawals	2.00% - 35.71%	2.69%
			Non-Performance Spread	0.43% - 0.85%	0.64%
			Option Cost	0.50% - 6.09%	2.78%
Contingent consideration, included in Accounts payable and accrued liabilities	72	Discounted Cash Flow	Risk-Adjusted Discount Rate	11.50% - 11.50%	11.50%
			EBITDA Volatility	35.00% - 35.00%	35.00%
			Counterparty Discount Rate	6.30% - 6.30%	6.30%
Market risk benefits liability	903	Discounted Cash Flow	Mortality Multiplier	80.00% - 115.00%	100.00%
			Surrender Rates	0.25% - 30.00%	5.33%
			Partial Withdrawal Rate	0.00% - 25.64%	2.47%

	December 31, 2025
	Fair Value	Valuation Technique	Unobservable Input(s)	Range	Weighted Average
			Non-Performance Spread	0.43% - 0.85%	0.64%
			GMWB Utilization	50.00% - 75.00%	63.03%
Total financial liabilities at fair value	$7,517
(a)Assets of $12,596 million and liabilities of $9 million for which significant quantitative unobservable inputs are not developed internally and not readily available to the Company (primarily those valued using broker quotes and certain third-party pricing services) are excluded from the respective totals in the table above.

The following tables summarize changes to the Company’s financial instruments carried at fair value and classified within Level 3 of the fair value hierarchy for the three and six months ended June 30, 2026 and 2025 (in millions). The gains and losses below may include changes in fair value due in part to observable inputs that are a component of the valuation methodology.

	Three months ended June 30, 2026
	Balance at Beginning of Period	Total Gains (Losses) for Assets and (Gains) Losses for Liabilities		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period	Change in Unrealized Included in OCI
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities available-for-sale:
Asset-backed securities	$10,281	$3	$(36)	$549	$(37)	$(317)	$52	$10,495	$(36)
Corporates	3,363	10	4	723	(206)	(165)	—	3,729	5
Hybrids	14	—	—	—	—	—	—	14	—
Municipals	3	—	—	—	—	—	—	3	—
Residential mortgage-backed securities	3	—	—	—	—	(3)	—	—	—
Foreign Governments	23	—	—	—	—	—	—	23	—
Equity securities:
Preferred equity securities	7	—	—	—	—	(7)	—	—	—
Common equity securities	10	—	—	—	—	—	(10)	—	—
Derivative investments	7	1	—	—	—	—	—	8	—
Investments in unconsolidated affiliates	260	7	—	—	—	—	—	267	—
Other long-term investments:
Available-for-sale embedded derivative	39	24	(19)	—	—	(44)	—	—	—
Short term investments	74	—	—	7	—	(5)	—	76	—
Reinsurance recoverable:
Indexed annuities/IUL ceded embedded derivatives	630	45	—	163	—	(7)	—	831	—
Prepaid expenses and other assets:
Loan receivable	24	—	—	12	—	(36)	—	—	—
Subtotal assets at Level 3 fair value	14,738	$90	$(51)	$1,454	$(243)	$(584)	$42	15,446	$(31)
Market risk benefits asset (b)	308							364
Total assets at Level 3 fair value	$15,046							$15,810
Liabilities
Derivatives:
Indexed annuities/IUL embedded derivatives, included in Contractholder funds	$6,380	$537	$—	$302	$—	$(139)	$—	$7,080	$—

	Three months ended June 30, 2026
	Balance at Beginning of Period	Total Gains (Losses) for Assets and (Gains) Losses for Liabilities		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period	Change in Unrealized Included in OCI
		Included in Earnings	Included in AOCI
Foreign currency swaps, included in Accounts payable and accrued liabilities	2	2	—	—	—	—	—	4	—
Contingent consideration, included in Accounts payable and accrued liabilities	61	13	—	—	—	(12)	—	62	—
Subtotal liabilities at Level 3 fair value	6,443	$552	$—	$302	$—	$(151)	$—	7,146	$—
Market risk benefits liability (b)	968							1,102
Total liabilities at Level 3 fair value	$7,411							$8,248
(a)The net transfers into Level 3 during the three months ended June 30, 2026 were exclusively from Level 2.
(b)Refer to Note G - Market Risk Benefits for roll forward activity of the net Market Risk Benefits Asset and Liability.

	Three months ended June 30, 2025
	Balance at Beginning of Period	Total Gains (Losses) for Assets and (Gains) Losses for Liabilities		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period	Change in Unrealized Included in OCI
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities available-for-sale:
Asset-backed securities	$8,848	$(4)	$27	$694	$(55)	$(214)	$65	$9,361	$27
Commercial mortgage-backed securities	—	—	—	3	—	—	—	3	—
Corporates	2,986	(3)	6	364	(14)	(194)	—	3,145	7
Hybrids	6	—	(1)	—	—	—	—	5	—
Municipals	4	—	—	—	—	(1)	—	3	—
Residential mortgage-backed securities	3	—	—	2	—	—	—	5	—
Foreign Governments	23	—	—	—	—	—	—	23	—
Equity securities:
Preferred equity securities	7	—	—	—	—	—	—	7	—
Common equity securities	—	—	—	5	—	—	—	5	—
Derivative investments	1	(2)	—	1	—	—	—	—	—
Investments in unconsolidated affiliates	272	—	—	—	—	—	—	272	—
Other long-term investments:
Available-for-sale embedded derivative	32	—	4	—	—	—	—	36	4
Short term investments	40	—	—	3	—	(38)	—	5	—
Reinsurance recoverable:
Indexed annuities/IUL ceded embedded derivatives	129	9	—	42	—	(1)	—	179	—
Prepaid expenses and other assets:
Loan receivable (b)	11	—	—	7	—	—	—	18	—

	Three months ended June 30, 2025
	Balance at Beginning of Period	Total Gains (Losses) for Assets and (Gains) Losses for Liabilities		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period	Change in Unrealized Included in OCI
		Included in Earnings	Included in AOCI
Subtotal assets at Level 3 fair value	12,362	$—	$36	$1,121	$(69)	$(448)	$65	13,067	$38
Market risk benefits asset (c)	187							213
Total assets at Level 3 fair value	$12,549							$13,280
Liabilities
Derivatives:
Indexed annuities/IUL embedded derivatives, included in Contractholder funds	$5,316	$202	$—	$328	$—	$(119)	$—	$5,727	$—
Foreign currency swaps, included in Accounts payable and accrued liabilities	1	4	—	—	—	—	—	5	—
Contingent consideration, included in Accounts payable and accrued liabilities	64	3	—	—	—	—	—	67	—
Subtotal liabilities at Level 3 fair value	5,381	$209	$—	$328	$—	$(119)	$—	5,799	$—
Market risk benefits liability (c)	635							711
Total Liabilities at Level 3 fair value	$6,016							$6,510
(a)The net transfers into Level 3 during the three months ended June 30, 2025 were exclusively from Level 2.
(b)Purchases represent advances on the loan commitment to Roar. Refer to Note N - Commitments and Contingencies for further details.
(c)Refer to Note G - Market Risk Benefits for roll forward activity of the net Market Risk Benefits Asset and Liability.

	Six months ended June 30, 2026
	Balance at Beginning of Period	Total Gains (Losses) for Assets and (Gains) Losses for Liabilities		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period	Change in Unrealized Included in OCI
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities, available-for-sale:
Asset-backed securities	$10,094	$14	$(81)	$1,145	$(121)	$(655)	$99	$10,495	$(78)
Corporates	3,124	10	(37)	1,035	(224)	(179)	—	3,729	(36)
Hybrid	15	—	(1)	—	—	—	—	14	—
Municipals	3	—	—	—	—	—	—	3	—
Residential mortgage-backed securities	3	—	—	—	—	(3)	—	—	—
Foreign Governments	23	—	—	—	—	—	—	23	—
Equity securities:
Preferred equity securities	7	—	—	—	—	(7)	—	—	—
Common equity securities	5	—	—	5	—	—	(10)	—	—
Derivative investments	—	11	—	—	—	(3)	—	8	—
Investments in unconsolidated affiliates	270	(3)	—	—	—	—	—	267	—
Other long-term investments:
Available-for-sale embedded derivative	41	24	(21)	—	—	(44)	—	—	(2)
Short term investments	74	—	—	7	—	(5)	—	76	—
Reinsurance recoverable:
Indexed annuities/IUL ceded embedded derivatives	399	21	—	420	—	(9)	—	831	—
Prepaid expenses and other assets:
Loan receivable	24	—	—	12	—	(36)	—	—	—
Subtotal assets at Level 3 fair value	14,082	$77	$(140)	$2,624	$(345)	$(941)	$89	15,446	$(116)
Market risk benefits asset (b)	285							364
Total assets at Level 3 fair value	$14,367							$15,810
Liabilities
Derivatives:
Indexed annuities/IUL embedded derivatives, included in Contractholder funds	$6,542	$253	$—	$558	$—	$(273)	$—	$7,080	$—
Foreign currency swaps, included in Accounts payable and accrued liabilities	9	(5)	—	—	—	—	—	4	—
Contingent consideration, included in Accounts payable and accrued liabilities	72	2	—	—	—	(12)	—	62	—
Subtotal liabilities at Level 3 fair value	6,623	$250	$—	$558	$—	$(285)	$—	7,146	$—
Market risk benefits liability (b)	903							1,102
Total liabilities at Level 3 fair value	$7,526							$8,248
(a)The net transfers into Level 3 during the six months ended June 30, 2026 were exclusively from Level 2.
(b)Refer to Note G - Market Risk Benefits for roll forward activity of the net Market Risk Benefits Asset and Liability.

	Six months ended June 30, 2025
	Balance at Beginning of Period	Total Gains (Losses) for Assets and (Gains) Losses for Liabilities		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period	Change in Unrealized Included in OCI
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities, available-for-sale:
Asset-backed securities	$8,143	$(3)	$30	$1,723	$(198)	$(399)	$65	$9,361	$29
Commercial mortgage-backed securities	—	—	—	3	—	—	—	3	—
Corporates	2,941	(16)	41	709	(325)	(205)	—	3,145	40
Hybrid	—	—	(1)	6	—	—	—	5	—
Municipals	—	—	—	4	—	(1)	—	3	—
Residential mortgage-backed securities	3	—	—	2	—	—	—	5	—
Foreign Governments	4	—	—	19	—	—	—	23	—
Equity securities:
Preferred equity securities	7	(1)	1	—	—	—	—	7	—
Common equity securities	—	—	—	5	—	—	—	5	—
Derivative investments	3	(2)	(2)	1	—	—	—	—	(2)
Investments in unconsolidated affiliates	272	—	—	—	—	—	—	272	—
Other long-term investments:
Available-for-sale embedded derivative	32	—	4	—	—	—	—	36	4
Short term investments	37	—	—	6	—	(38)	—	5	—
Reinsurance recoverable:
Indexed annuities/IUL ceded embedded derivatives	98	4	—	78	—	(1)	—	179	—
Prepaid expenses and other assets:
Loan receivable (b)	11	—	—	7	—	—	—	18	—
Subtotal assets at Level 3 fair value	11,551	$(18)	$73	$2,563	$(523)	$(644)	$65	13,067	$71
Market risk benefits asset (c)	189							213
Total assets at Level 3 fair value	$11,740							$13,280
Liabilities
Derivatives:
Indexed annuities/IUL embedded derivatives, included in Contractholder funds	$5,220	$135	$—	$584	$—	$(212)	$—	$5,727	$—
Foreign currency swaps, included in Accounts payable and accrued liabilities	—	5	—	—	—	—	—	5	—
Contingent consideration, included in Accounts payable and accrued liabilities	74	5	—	—	—	(12)	—	67	—
Subtotal liabilities at Level 3 fair value	5,294	$145	$—	$584	$—	$(224)	$—	5,799	$—

Market risk benefits liability (c)	549	711
Total liabilities at Level 3 fair value	$5,843	$6,510
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

The following table presents information regarding the assets for which the fair value option was elected.

	June 30,	December 31,
	2026	2025
Assets
Fixed maturity securities, at fair value under fair value option	$94	$—
Investments in unconsolidated affiliates	$267	$270
Other loans, within other long-term investments (a)
Fair value	$264	$248
Aggregate unpaid principal	267	250
Loan receivable, within prepaid expenses and other assets (b)
Fair value	$—	$24
Aggregate unpaid principal	—	24
(a)No loans are 90 days or more past due as of June 30, 2026 and December 31, 2025. There were $3 million and $0 of loans in nonaccrual status as of June 30, 2026 and December 31, 2025, respectively.
(b)No loans are 90 days or more past due or in nonaccrual status as of June 30, 2026 and December 31, 2025.

The following table presents information regarding the impact of changes in fair value of assets for which the fair value option was elected which are reported within Recognized gains and losses, net on the unaudited Condensed Consolidated Statements of Operations.

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Fixed maturity securities, at fair value under fair value option	$1	$—	$2	$—
Investments in unconsolidated affiliates	7	—	(3)	—
Other loans	(1)	—	(2)	—

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

Notes Payable
The fair value of notes payable, with the exception of the Revolving Credit Facility (as defined below), is based on quoted market prices of debt with similar credit risk and tenor. The inputs used to measure the fair value of these notes payable results in a Level 2 classification within the fair value hierarchy.

The carrying value of outstanding balances under our revolving credit facility pursuant to the unsecured revolving credit agreement with Bank of America, N.A., as administrative agent, the lenders (and guarantors party thereto and the other parties thereto (the "Revolving Credit Facility") would approximate fair value as the rates would be comparable to those at which we could currently borrow under similar terms. As such, the fair value of our Revolving Credit Facility was classified as a Level 2 measurement. At June 30, 2026 and December 31, 2025, there were no outstanding balances for the Revolving Credit Facility.

The following tables provide the carrying value and estimated fair value of our financial instruments that are carried on the unaudited Condensed Consolidated Balance Sheets at amounts other than fair value, summarized according to the fair value hierarchy previously described (in millions).

	June 30, 2026
	Level 1	Level 2	Level 3	NAV	Total Estimated Fair Value	Carrying Amount
Assets
FHLB common stock	$—	$175	$—	$—	$175	$175
Commercial mortgage loans	—	—	3,440	—	3,440	3,683
Residential mortgage loans	—	—	5,276	—	5,276	5,582
Investments in unconsolidated affiliates	—	—	—	4,798	4,798	4,798
Policy loans	—	—	171	—	171	171
Company-owned life insurance	—	—	877	—	877	877
Total	$—	$175	$9,764	$4,798	$14,737	$15,286

Liabilities
Investment contracts, included in Contractholder funds	$—	$—	$51,704	$—	$51,704	$57,318
Notes payable	—	2,211	—	—	2,211	2,239
Total	$—	$2,211	$51,704	$—	$53,915	$59,557

	December 31, 2025
	Level 1	Level 2	Level 3	NAV	Total Estimated Fair Value	Carrying Amount
Assets
FHLB common stock	$—	$155	$—	$—	$155	$155
Commercial mortgage loans	—	—	3,025	—	3,025	3,242
Residential mortgage loans	—	—	4,424	—	4,424	4,649
Investments in unconsolidated affiliates	—	—	—	4,608	4,608	4,608
Policy loans	—	—	147	—	147	147
Company-owned life insurance	—	—	850	—	850	850
Total	$—	$155	$8,446	$4,608	$13,209	$13,651

Liabilities
Investment contracts, included in Contractholder funds	$—	$—	$51,027	$—	$51,027	$56,184
Notes payable	—	2,289	—	—	2,289	2,237
Total	$—	$2,289	$51,027	$—	$53,316	$58,421

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

The Company’s consolidated AFS investments are summarized as follows (in millions):

	June 30, 2026
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
Asset-backed securities	$18,133	$(14)	$104	$(352)	$17,871
Commercial mortgage-backed securities	4,804	(56)	28	(154)	4,622
Corporates	25,781	—	165	(2,408)	23,538
Hybrids	616	—	4	(23)	597
Municipals	1,537	—	3	(213)	1,327
Residential mortgage-backed securities	3,764	(1)	54	(75)	3,742
U.S. Government	230	—	—	(2)	228
Foreign Governments	341	—	3	(41)	303
Total AFS securities	$55,206	$(71)	$361	$(3,268)	$52,228

	December 31, 2025
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
Asset-backed securities	$18,847	$(25)	$166	$(256)	$18,732
Commercial mortgage-backed securities	5,298	(61)	57	(139)	5,155
Corporates	25,333	(17)	290	(2,356)	23,250
Hybrids	625	—	6	(22)	609
Municipals	1,562	—	4	(211)	1,355
Residential mortgage-backed securities	2,840	(1)	76	(70)	2,845
U.S. Government	495	—	—	(2)	493
Foreign Governments	292	—	4	(35)	261
Total AFS securities	$55,292	$(104)	$603	$(3,091)	$52,700

Securities held on deposit with various state regulatory authorities had a fair value of $19 million and $15 million at June 30, 2026 and December 31, 2025, respectively.

As of June 30, 2026 and December 31, 2025, the Company held $38 million and $54 million, respectively, of investments that were non-income producing for a period greater than twelve months.

As of June 30, 2026 and December 31, 2025, the Company's accrued interest receivable balance, excluding accrued interest receivable balances related to mortgage loans discussed below under “Mortgage Loans,” was $555 million and $500 million, respectively. Accrued interest receivable is classified within Prepaid expenses and other assets within the unaudited Condensed Consolidated Balance Sheets.

In accordance with our FHLB agreements, the investments supporting the funding agreement liabilities are pledged as collateral to secure the FHLB funding agreement liabilities and are not available to us for general purposes. The collateral investments had a fair value of $5,439 million and $4,621 million as of June 30, 2026 and December 31, 2025, respectively.

The amortized cost and fair value of fixed maturity securities AFS by contractual maturities, as applicable, are shown below (in millions). Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	June 30, 2026
	Amortized Cost	Fair Value
Corporates, Non-structured Hybrids, Municipal, Foreign and U.S. Government Securities:
Due in one year or less	$616	$612
Due after one year through five years	3,856	3,844
Due after five years through ten years	4,340	4,274
Due after ten years	19,693	17,263
Subtotal	28,505	25,993
Other securities, which provide for periodic payments:
Asset-backed securities	18,133	17,871
Commercial mortgage-backed securities	4,804	4,622
Residential mortgage-backed securities	3,764	3,742
Subtotal	26,701	26,235
Total fixed maturity AFS securities	$55,206	$52,228

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

The activity in the allowance for expected credit losses of AFS securities aggregated by investment category was as follows (in millions):

	Three months ended June 30, 2026
		Additions		Reductions
	Balance at Beginning of Period	For credit losses on securities for which losses were not previously recorded	(Additions) reductions in allowance recorded on previously impaired securities	For securities sold during the period	For securities intended/required to be sold prior to recovery of amortized cost basis	Write offs charged against the allowance	Recoveries of amounts previously written off	Balance at End of Period
AFS securities
Asset-backed securities	$(20)	$(1)	$5	$2	$—	$—	$—	$(14)
Commercial mortgage-backed securities	(63)	(1)	8	—	—	—	—	(56)
Corporates	—	—	—	—	—	—	—	—
Residential mortgage-backed securities	(1)	—	—	—	—	—	—	(1)
Total AFS securities	$(84)	$(2)	$13	$2	$—	$—	$—	$(71)

	Three months ended June 30, 2025
		Additions		Reductions
	Balance at Beginning of Period	For credit losses on securities for which losses were not previously recorded	(Additions) reductions in allowance recorded on previously impaired securities	For securities sold during the period	For securities intended/required to be sold prior to recovery of amortized cost basis	Write offs charged against the allowance	Recoveries of amounts previously written off	Balance at End of Period
AFS securities
Asset-backed securities	$(15)	$(4)	$(6)	$1	$—	$—	—	$(24)
Commercial mortgage-backed securities	(50)	—	(3)	—	—	—	—	(53)
Corporates	(14)	—	(6)	—	—	—	—	(20)
Residential mortgage-backed securities	(1)	—	1	—	—	—	—	—
Total AFS securities	$(80)	$(4)	$(14)	$1	$—	$—	$—	$(97)

	Six months ended June 30, 2026
		Additions		Reductions
	Balance at Beginning of Period	For credit losses on securities for which losses were not previously recorded	(Additions) reductions in allowance recorded on previously impaired securities	For securities sold during the period	For securities intended/required to be sold prior to recovery of amortized cost basis	Write offs charged against the allowance	Recoveries of amounts previously written off	Balance at End of Period
AFS securities
Asset-backed securities	$(25)	$(4)	$2	$2	$—	$11	—	$(14)
Commercial mortgage-backed securities	(61)	(7)	12	—	—	—	—	(56)
Corporates	(17)	—	(1)	18	—	—	—	—
Residential mortgage-backed securities	(1)	—	—	—	—	—	—	(1)
Total AFS securities	$(104)	$(11)	$13	$20	$—	$11	$—	$(71)

	Six months ended June 30, 2025
		Additions		Reductions
	Balance at Beginning of Period	For credit losses on securities for which losses were not previously recorded	(Additions) reductions in allowance recorded on previously impaired securities	For securities sold during the period	For securities intended/required to be sold prior to recovery of amortized cost basis	Write offs charged against the allowance	Recoveries of amounts previously written off	Balance at End of Period
AFS securities
Asset-backed securities	$(13)	$(4)	$(8)	$1	$—	$—	—	$(24)
Commercial mortgage-backed securities	(49)	(1)	(3)	—	—	—	—	(53)
Corporates	—	(14)	(6)	—	—	—	—	(20)
Total AFS securities	$(62)	$(19)	$(17)	$1	$—	$—	$—	$(97)

There were no purchases of purchased credit deteriorated AFS securities during the six months ended June 30, 2026 and for the year ended December 31, 2025.

The fair value and gross unrealized losses of AFS securities, excluding securities in an unrealized loss position with an allowance for expected credit loss, aggregated by investment category and duration of fair value below amortized cost as of June 30, 2026 and December 31, 2025 were as follows (dollars in millions):

	June 30, 2026
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS securities
Asset-backed securities	$5,161	$(117)	$1,950	$(223)	$7,111	$(340)
Commercial mortgage-backed securities	881	(10)	914	(115)	1,795	(125)
Corporates	6,153	(126)	8,780	(2,282)	14,933	(2,408)
Hybrids	133	(3)	286	(20)	419	(23)
Municipals	221	(5)	984	(208)	1,205	(213)
Residential mortgage-backed securities	1,509	(7)	345	(63)	1,854	(70)
U.S. Government	167	(2)	11	—	178	(2)
Foreign Government	83	(1)	130	(40)	213	(41)
Total AFS securities	$14,308	$(271)	$13,400	$(2,951)	$27,708	$(3,222)
Total number of AFS securities in an unrealized loss position less than twelve months						3,532
Total number of AFS securities in an unrealized loss position twelve months or longer						1,968
Total number of AFS securities in an unrealized loss position						5,500

	December 31, 2025
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS securities
Asset-backed securities	$4,756	$(30)	$2,160	$(209)	$6,916	$(239)
Commercial mortgage-backed securities	541	(11)	1,048	(106)	1,589	(117)
Corporates	3,291	(52)	9,793	(2,304)	13,084	(2,356)
Hybrids	61	(1)	372	(21)	433	(22)
Municipals	201	(3)	1,012	(208)	1,213	(211)
Residential mortgage-backed securities	208	(2)	389	(67)	597	(69)
U.S. Government	334	(1)	11	(1)	345	(2)
Foreign Government	29	—	124	(35)	153	(35)
Total AFS securities	$9,421	$(100)	$14,909	$(2,951)	$24,330	$(3,051)
Total number of AFS securities in an unrealized loss position less than twelve months						1,904
Total number of AFS securities in an unrealized loss position twelve months or longer						2,090
Total number of AFS securities in an unrealized loss position						3,994

We determined the unrealized losses were caused by higher treasury rates compared to those at the time of the FNF acquisition or the purchase of the security if later. We believe the unrealized loss position for which we have not recorded an allowance for expected credit loss as of June 30, 2026 was primarily attributable to interest rate increases, near-term illiquidity, and other macroeconomic uncertainties as opposed to issuer specific credit concerns.

Mortgage Loans
Our mortgage loans are collateralized by commercial and residential properties.

Commercial Mortgage Loans

Commercial mortgage loans (“CMLs”) represented approximately 5% of our total investments as of June 30, 2026 and December 31, 2025. The mortgage loans in our investment portfolio, are generally comprised of high quality commercial first lien and mezzanine real estate loans. Mortgage loans are primarily on income producing properties including industrial properties, retail buildings, multifamily properties and office buildings. We diversify our CML portfolio by geographic region and property type to attempt to reduce concentration risk. We continuously evaluate CMLs based on relevant current information to ensure properties are performing at a consistent and acceptable level to secure the related debt. The distribution of CMLs, gross of valuation allowances, by property type and geographic region is reflected in the following tables (dollars in millions):

	June 30, 2026		December 31, 2025
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Property Type:
Hotel	$9	—%	$9	—%
Industrial	700	19	671	21
Mixed Use	20	1	21	1
Multifamily	1,325	36	1,150	35
Office	383	10	345	11
Retail	285	8	327	10
Student Housing	83	2	83	3
Other	905	24	654	19
Total CMLs, gross of valuation allowance	3,710	100%	3,260	100%
Allowance for expected credit loss	(27)		(18)
Total CMLs, net of valuation allowance	$3,683		$3,242

U.S. Region:
East North Central	$173	5%	$124	4%
East South Central	86	2	86	3
Middle Atlantic	380	10	356	11
Mountain	526	14	396	12
New England	183	5	183	6
Pacific	776	21	709	22
South Atlantic	1,207	32	1,157	34
West North Central	167	5	69	2
West South Central	212	6	180	6
Total CMLs, gross of valuation allowance	3,710	100%	3,260	100%
Allowance for expected credit loss	(27)		(18)
Total CMLs, net of valuation allowance	$3,683		$3,242

An individual loan, or a portion thereof, is charged off when it is determined to be uncollectible. There were no charge offs for CMLs during the six months ended June 30, 2026 and for the year ended December 31, 2025. CMLs segregated by aging of the loans (by year of origination) as of June 30, 2026 and December 31, 2025, were as follows, gross of valuation allowances (in millions):

	June 30, 2026
	Amortized Cost by Origination Year
	2026	2025	2024	2023	2022	Prior	Total
Current (less than 30 days past due)	$532	$605	$290	$196	$292	$1,786	$3,701
30-89 days past due	—	—	—	—	—	—	—
90 days or more past due	—	—	—	—	—	9	9
Total CMLs	$532	$605	$290	$196	$292	$1,795	$3,710

	December 31, 2025
	Amortized Cost by Origination Year
	2025	2024	2023	2022	2021	Prior	Total
Current (less than 30 days past due)	$646	$295	$194	$292	$1,252	$569	$3,248
30-89 days past due	—	—	—	—	—	—	—
90 days or more past due	—	—	—	—	—	12	12
Total CMLs	$646	$295	$194	$292	$1,252	$581	$3,260

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

The following tables present the recorded investment in CMLs by LTV and DSC ratio categories and estimated fair value by the indicated LTV ratios, gross of valuation allowances at June 30, 2026 and December 31, 2025 (dollars in millions):

June 30, 2026	Debt-Service Coverage Ratios			Total Amount	% of Total	Estimated Fair Value	% of Total
LTV Ratios:	>1.25	1.00 - 1.25	<1.00
Less than 50.00%	$803	$40	$—	$843	23%	$823	24%
50.00% to 59.99%	908	135	47	1,090	29	1,009	29
60.00% to 74.99%	1,355	279	113	1,747	47	1,582	46
75.00% to 84.99%	7	14	9	30	1	26	1
Total CMLs	$3,073	$468	$169	$3,710	100%	$3,440	100%

December 31, 2025
LTV Ratios:
Less than 50.00%	$594	$16	$—	$610	19%	$596	19%
50.00% to 59.99%	850	36	37	923	28	852	28
60.00% to 74.99%	1,415	288	6	1,709	52	1,560	52
75.00% to 84.99%	—	9	9	18	1	17	1
Total CMLs	$2,859	$349	$52	$3,260	100%	$3,025	100%

	June 30, 2026
	Amortized Cost by Origination Year
	2026	2025	2024	2023	2022	Prior	Total
LTV Ratios:
Less than 50.00%	$196	$147	$85	$67	$21	$327	$843
50.00% to 59.99%	158	156	50	53	149	524	1,090
60.00% to 74.99%	166	302	151	71	113	944	1,747
75.00% to 84.99%	12	—	4	5	9	—	30
Total CMLs	$532	$605	$290	$196	$292	$1,795	$3,710

DSC Ratios
Greater than 1.25x	$290	$429	$140	$183	$284	$1,747	$3,073
1.00x - 1.25x	136	169	150	13	—	—	468
Less than 1.00x	106	7	—	—	8	48	169
Total CMLs	$532	$605	$290	$196	$292	$1,795	$3,710

	December 31, 2025
	Amortized Cost by Origination Year
	2025	2024	2023	2022	2021	Prior	Total
LTV Ratios:
Less than 50.00%	$148	$49	$66	$21	$75	$251	$610
50.00% to 59.99%	157	36	53	149	320	208	923
60.00% to 74.99%	341	206	70	113	857	122	1,709
75.00% to 84.99%	—	4	5	9	—	—	18
Total CMLs	$646	$295	$194	$292	$1,252	$581	$3,260

DSC Ratios
Greater than 1.25x	$469	$140	$182	$283	$1,240	$545	$2,859
1.00x - 1.25x	169	155	12	—	—	13	349
Less than 1.00x	8	—	—	9	12	23	52
Total CMLs	$646	$295	$194	$292	$1,252	$581	$3,260

We recognize a mortgage loan as delinquent when payments on the loan are greater than 30 days past due. As of June 30, 2026 and December 31, 2025, we had one CML that was delinquent in principal or interest payments as shown in the tables above.

Residential Mortgage Loans

Residential mortgage loans (“RMLs”) represented approximately 8% and 7% of our total investments as of June 30, 2026 and December 31, 2025, respectively. Our RMLs are primarily closed end, amortizing loans and 100% of the properties are located in the United States. We diversify our RML portfolio by state to attempt to reduce concentration risk. The distribution of RMLs by state with highest-to-lowest concentration are reflected in the following tables, gross of valuation allowances (dollars in millions):

	June 30, 2026
	Amortized Cost	% of Total
U.S. States:
California	$587	11%
New York	361	6
Florida	349	6
All other states (a)	4,366	77
Total RMLs, gross of valuation allowance	5,663	100%
Allowance for expected credit loss	(81)
Total RMLs, net of valuation allowance	$5,582
(a)The individual concentration of each state is less than 5% as of June 30, 2026.

	December 31, 2025
	Amortized Cost	% of Total
U.S. States:
California	$288	6%
Florida	246	5
New York	232	5
All other states (a)	3,951	84
Total RMLs, gross of valuation allowance	4,717	100%
Allowance for expected credit loss	(68)
Total RMLs, net of valuation allowance	$4,649
(a)The individual concentration of each state is less than 5% as of December 31, 2025.

RMLs have a primary credit quality indicator of either a performing or non-performing loan. We define non-performing RMLs as those that are 90 or more days past due or in non-accrual status, which is assessed monthly. The credit quality of RMLs as of June 30, 2026 and December 31, 2025, was as follows (dollars in millions):

	June 30, 2026		December 31, 2025
Performance indicators:	Amortized Cost	% of Total	Amortized Cost	% of Total
Performing	$5,534	98%	$4,650	99%
Non-performing	129	2	67	1
Total RMLs, gross of valuation allowance	5,663	100%	4,717	100%
Allowance for expected loan loss	(81)		(68)
Total RMLs, net of valuation allowance	$5,582		$4,649

An individual loan, or a portion thereof, is charged off when it is determined to be uncollectible. There were no charge offs recorded for RMLs during the six months ended June 30, 2026 or during the year ended December 31, 2025. RMLs segregated by aging of the loans (by year of origination) as of June 30, 2026 and December 31, 2025, were as follows, gross of valuation allowances (in millions):

	June 30, 2026
	Amortized Cost by Origination Year
	2026	2025	2024	2023	2022	Prior	Total
Current (less than 30 days past due)	$960	$1,813	$603	$307	$749	$1,062	$5,494
30-89 days past due	4	10	5	1	6	14	40
90 days or more past due	—	9	18	21	37	44	129
Total RMLs	$964	$1,832	$626	$329	$792	$1,120	$5,663

	December 31, 2025
	Amortized Cost by Origination Year
	2025	2024	2023	2022	2021	Prior	Total
Current (less than 30 days past due)	$1,568	$736	$327	$798	$731	$419	$4,579
30-89 days past due	15	2	17	29	4	3	70
90 days or more past due	2	4	4	12	21	25	68
Total RMLs	$1,585	$742	$348	$839	$756	$447	$4,717

    Non-accrual loans by amortized cost as of June 30, 2026 and December 31, 2025, were as follows (in millions):

	June 30, 2026	December 31, 2025
Residential mortgage:	$129	$67
Commercial mortgage:	9	12
Total non-accrual mortgages	$138	$79

Immaterial interest income was recognized on non-accrual financing receivables for the three and six months ended June 30, 2026 and 2025.

It is our policy to cease to accrue interest on loans that are delinquent for 90 days or more. For loans less than 90 days delinquent, interest is accrued unless it is determined that the accrued interest is not collectible. If a loan becomes 90 days or more delinquent, it is our general policy to initiate foreclosure proceedings unless a workout arrangement to bring the loan current is in place. As of June 30, 2026 and December 31, 2025, we had $138 million and $79 million, respectively, of mortgage loans that were over 90 days past due.

As of June 30, 2026 and December 31, 2025, we had $129 million and $111 million, respectively, of residential mortgage loans that were in the process of foreclosure.

Loan Modifications

Under certain circumstances, modifications are granted to mortgage loans. Generally, the types of concessions may include interest rate reduction, term extension, payment deferrals, principal forgiveness or a combination of these concessions. We had an immaterial amount of mortgage loans modified during the three and six months ended June 30, 2026 and 2025.

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

The allowances for our mortgage loan portfolio are summarized as follows (in millions):

	Three months ended June 30, 2026			Six months ended June 30, 2026
	Residential Mortgages	Commercial Mortgages	Total	Residential Mortgage	Commercial Mortgage	Total
Beginning Balance	$(74)	$(23)	$(97)	$(68)	$(18)	$(86)
Provision (expense) benefit for loan losses	(7)	(4)	(11)	(13)	(9)	(22)
Ending Balance	$(81)	$(27)	$(108)	$(81)	$(27)	$(108)

	Three months ended June 30, 2025			Six months ended June 30, 2025
	Residential Mortgages	Commercial Mortgages	Total	Residential Mortgage	Commercial Mortgage	Total
Beginning Balance	$(56)	$(17)	$(73)	$(53)	$(17)	$(70)
Provision (expense) benefit for loan losses	(2)	—	(2)	(5)	—	(5)
Ending Balance	$(58)	$(17)	$(75)	$(58)	$(17)	$(75)

An allowance for expected credit loss is not measured on accrued interest income for CMLs as we have a process to write-off interest on loans that enter into non-accrual status (90 days or more past due). Allowances for expected credit losses are measured on accrued interest income for RMLs and were immaterial for the three and six months ended June 30, 2026 and 2025.

There were no purchases of purchased credit deteriorated mortgage loans during the six months ended June 30, 2026 and for the year ended December 31, 2025.

As of June 30, 2026 and December 31, 2025, the accrued interest receivable balance on CMLs totaled $13 million and $11 million, respectively, and the accrued interest receivable on RMLs totaled $52 million and $45 million, respectively. Accrued interest receivable is classified within Prepaid expenses and other assets within the unaudited Condensed Consolidated Balance Sheets.

Interest and Investment Income

The major sources of Interest and investment income reported on the unaudited Condensed Consolidated Statements of Operations were as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Fixed maturity securities	$540	$551	$1,101	$1,100
Preferred equity securities	4	4	7	7
Common equity securities	4	4	8	9
Mortgage loans	118	87	223	169
Invested cash and short-term investments	15	31	32	65
Limited partnerships	83	60	184	114
Other investments	25	10	30	12
Gross investment income	789	747	1,585	1,476
Investment expense	(71)	(65)	(144)	(128)
Interest and investment income	$718	$682	$1,441	$1,348

Interest and investment income is shown net of amounts attributable to certain funds withheld reinsurance agreements which is passed along to the reinsurer in accordance with the terms of these agreements. Interest and investment income attributable to these agreements, and thus excluded from the totals in the table above, was $263 million and $491 million for the three and six months ended June 30, 2026, respectively, and $189 million and $373 million for the three and six months ended June 30, 2025, respectively.

Recognized Gains and (Losses), Net

Details underlying Recognized gains and (losses), net reported on the unaudited Condensed Consolidated Statements of Operations were as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net realized/unrealized (losses) gains on fixed maturity securities (a)	$(132)	$—	$(162)	$(1)
Net realized/unrealized (losses) gains on preferred equity securities (b)	—	(2)	(2)	(3)
Net realized/unrealized (losses) gains on common equity securities (c)	(5)	(14)	(13)	(29)
Net realized/unrealized gains (losses) on other invested assets (d)	6	5	(1)	6
Net realized gain on sale of F&G Life Re	—	—	14	—
Change in allowance for expected credit losses	9	(20)	10	(42)
Derivatives and embedded derivatives:
Realized gains (losses) on certain derivative instruments	139	(52)	164	(77)
Unrealized gains (losses) on certain derivative instruments	352	191	67	32
Change in fair value of reinsurance related embedded derivatives (e)	(83)	(61)	178	(102)
Change in fair value of other derivatives and embedded derivatives	4	4	3	4
Net realized/unrealized gains (losses) on derivatives and embedded derivatives	412	82	412	(143)
Recognized gains and (losses), net	$290	$51	$258	$(212)
(a)Includes net valuation gains of $1 million and $2 million for the three and six months ended June 30, 2026, respectively, related to fixed maturity securities carried at fair value under the fair value option. No fixed maturity securities were carried under the fair value option for the three and six months ended June 30, 2025.
(b)Includes net valuation gains (losses) of $4 million and $(2) million for the three months ended June 30, 2026 and June 30, 2025, respectively, and net valuation gains (losses) of $3 million and $(2) million for the six months ended June 30, 2026 and June 30, 2025, respectively.
(c)Includes net valuation losses of $5 million and $14 million for the three months ended June 30, 2026 and June 30, 2025, respectively, and net valuation losses of $14 million and $19 million for the six months ended June 30, 2026 and June 30, 2025, respectively.
(d)Includes net valuation losses of $1 million and $2 million for the three and six months ended June 30, 2026, respectively, related to other invested assets carried at fair value under the fair value option. No other invested assets were carried under the fair value option for the three and six months ended June 30, 2025.
(e)Change in fair value of reinsurance related embedded derivatives is due to activity related to the reinsurance treaties.

Recognized gains and (losses), net is shown net of amounts attributable to certain funds withheld reinsurance agreements which are passed along to the reinsurer in accordance with the terms of these agreements. Recognized gains and (losses) attributable to these agreements, and thus excluded from the totals in the table above, were $(82) million and $132 million for the three and six months ended June 30, 2026, respectively, and were $(57) million and $(99) million for the three and six months ended June 30, 2025 respectively.

The proceeds from the sale of fixed maturity AFS securities and the gross gains and losses associated with those transactions were as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Proceeds	$5,108	$609	$6,109	$2,667
Gross gains	21	4	25	16
Gross losses	(149)	(7)	(155)	(20)

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

Our consolidated VIEs are structured investments that are managed by third parties. These structured investments are established as special purpose vehicles (“SPVs”) designed to hold specific assets which include limited partnerships, fixed maturity securities, middle market loans, short-term investments, and cash and cash equivalents. The assets of each VIE can be used only to settle obligations of the VIE. Asset and liability information held by consolidated VIEs included on the unaudited Condensed Consolidated Balance Sheets are as follows (in millions):

	June 30, 2026	December 31, 2025
Assets:
Investments in unconsolidated affiliates	$277	$262
Fixed maturity securities, at fair value under fair value option	94	—
Other long-term investments	264	248
Short-term investments	34	116
Cash and cash equivalents	—	2
Total assets	$669	$628

Total consolidated VIE investments	$669	$628

We are not required to provide financial support to these VIEs beyond our contractual obligations. Our maximum exposure to loss related to these consolidated VIEs is limited to our capital invested plus any unfunded capital commitments (refer to unfunded commitments in Note N - Commitments and Contingencies). The maximum loss exposure of our consolidated VIEs as of June 30, 2026 was $895 million.

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

The following table summarizes the carrying value and the maximum loss exposure of our unconsolidated VIEs as of June 30, 2026 and December 31, 2025 (in millions):

	June 30, 2026		December 31, 2025
	Carrying Value	Maximum Loss Exposure	Carrying Value	Maximum Loss Exposure
Investment in unconsolidated affiliates	$5,065	$6,256	$4,878	$6,102
Fixed maturity securities	25,927	28,050	26,419	28,803
Total unconsolidated VIE investments	$30,992	$34,306	$31,297	$34,905
Concentrations

Our underlying investment concentrations that exceed 10% of shareholders equity are as follows (in millions):

	June 30, 2026	December 31, 2025
Blackstone Wave Asset Holdco (a)	$616	$655
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

The notional and carrying amounts of derivative financial instruments, including derivative instruments embedded in indexed annuities and IUL contracts, and reinsurance are as follows (in millions):

	June 30, 2026			December 31, 2025
	Gross Notional	Assets	Liabilities	Gross Notional	Assets	Liabilities
Derivatives designated as hedging instruments
Interest rate swaps (a)	$1,600	$3	$20	$850	$11	$1
Foreign currency swaps (a)	—	—	—	21	—	3
Total derivatives designated as hedging instruments	1,600	3	20	871	11	4

Derivatives not designated as hedging instruments
Equity options (a)	31,613	1,274	—	29,651	1,062	—
Interest rate swaps (a)	7,862	20	17	6,229	75	2
Foreign currency swaps (a)	765	8	4	503	—	6
Futures contracts (a)	104	—	—	68	—	1
Foreign currency forwards (a)	88	—	—	93	—	—
Other embedded derivatives (b)	—	—	—	—	41	—
Indexed annuities/IUL embedded derivatives (c)	—	831	7,080	—	399	6,542
Reinsurance related embedded derivatives (d)	—	—	(26)	—	—	75
Total derivatives not designated as hedging instruments	40,432	2,133	7,075	36,544	1,577	6,626
Total derivatives	$42,032	$2,136	$7,095	$37,415	$1,588	$6,630
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
(d)The fair value of the reinsurance related embedded derivatives is included in Funds withheld for reinsurance liabilities on the unaudited Condensed Consolidated Balance Sheets, irrespective if in a net asset or net liability position.

The amounts and locations of gains (losses), net recognized for derivatives and gains (losses), net recognized for hedged items included in the unaudited Condensed Consolidated Statements of Operations are as follows (in millions):

	Three Months Ended June 30, 2026				Three Months Ended June 30, 2025
	Recognized gains (losses), net for derivatives	Recognized gains (losses), net for hedged item	Benefits and other changes in policy reserves for derivatives	Benefits and other changes in policy reserves for hedged item	Recognized gains (losses), net for derivatives	Recognized gains (losses), net for hedged item	Benefits and other changes in policy reserves for derivatives	Benefits and other changes in policy reserves for hedged item
Derivatives designated as hedging instruments
Interest rate swaps	$—	$—	$(17)	$15	$—	$—	$3	$(3)
Foreign currency swaps	—	—	—	—	(2)	2	—	—
Total derivatives designated as hedging instruments	—	—	(17)	15	(2)	2	3	(3)

Derivatives not designated as hedging instruments
Equity options	527	—	—	—	126	—	—	—
Interest rate swaps	(30)	—	—	—	18	—	—	—
Foreign currency swaps	1	—	—	—	(4)	—	—	—
Futures contracts	(8)	—	—	—	9	—	—	—
Foreign currency forwards	1	—	—	—	(8)	—	—	—
Other embedded derivatives	4	—	—	—	4	—	—	—
Indexed annuities/IUL embedded derivatives	—	—	492	—	—	—	193	—
Reinsurance related embedded derivatives	(83)	—	—	—	(61)	—	—	—
Total derivatives not designated as hedging instruments	412	—	492	—	84	—	193	—
Total derivatives	$412	$—	$475	$15	$82	$2	$196	$(3)

	Six Months Ended June 30, 2026				Six Months Ended June 30, 2025
	Recognized gains (losses) for derivatives	Recognized gains (losses) for hedged item	Benefits and other changes in policy reserves for derivatives	Benefits and other changes in policy reserves for hedged item	Recognized gains (losses) for derivatives	Recognized gains (losses) for hedged item	Benefits and other changes in policy reserves for derivatives	Benefits and other changes in policy reserves for hedged item
Derivatives designated as hedging instruments
Interest rate swaps	$—	$—	$(28)	$26	$—	$—	$12	$(13)
Foreign currency swaps	(1)	1	—	—	(3)	3	—	—
Total derivatives designated as hedging instruments	(1)	1	(28)	26	(3)	3	12	(13)

Derivatives not designated as hedging instruments
Equity options	280	—	—	—	(108)	—	—	—
Interest rate swaps	(59)	—	—	—	67	—	—	—
Foreign currency swaps	13	—	—	—	(4)	—	—	—
Futures contracts	(5)	—	—	—	14	—	—	—
Foreign currency forwards	3	—	—	—	(11)	—	—	—
Other embedded derivatives	3	—	—	—	4	—	—	—
Indexed annuities/IUL embedded derivatives	—	—	232	—	—	—	131	—
Reinsurance related embedded derivatives	178	—	—	—	(102)	—	—	—
Total derivatives not designated as hedging instruments	413	—	232	—	(140)	—	131	—
Total derivatives	$412	$1	$204	$26	$(143)	$3	$143	$(13)

The following amounts are recorded in the unaudited Condensed Consolidated Balance Sheets related to the carrying amount of hedged assets and (liabilities) and the cumulative basis adjustment included in the carrying amount for fair value hedges (in millions):

	June 30, 2026		December 31, 2025
Line Item in the unaudited Condensed Consolidated Balance Sheets that includes hedged item	Carrying Amount of Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment included in the Carrying Amount of the Hedged Assets (Liabilities)	Carrying Amount of Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment included in the Carrying Amount of the Hedged Assets (Liabilities)
Fixed maturity securities, AFS, at amortized cost	$—	$—	$21	$—
Contractholder funds	(1,593)	15	(862)	(11)

For the three and six months ended June 30, 2026 and 2025, the derivative instruments’ gains (losses), net excluded from the assessment of hedge effectiveness was immaterial.

During the three months ended March 31, 2026, the foreign currency swap designated as a fair value hedge of foreign fixed maturity AFS securities matured and fair value hedge accounting was discontinued. There were no significant impacts associated with the discontinuation and no cumulative fair value hedging adjustments remained as of June 30, 2026. There were no cumulative fair value hedging adjustments for hedged assets and liabilities for which hedge accounting was discontinued as of December 31, 2025.

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

Foreign Currency Swaps and Forwards

We utilize foreign currency swaps and foreign currency forwards to reduce market risks from fluctuations in foreign exchange rates that impact earnings associated with our foreign currency denominated investments. Through a foreign currency swap, we agree with another party to exchange, at specified intervals, principal and interest payments in one currency for principal and interest payments in another currency, based on an agreed-upon notional amount. Foreign currency forwards are contracts to exchange one currency for another at a specified exchange rate on a future date.

The foreign currency swaps and foreign currency forwards are marked to fair value, with changes in fair value included as a component of Recognized gains and (losses), net, in the unaudited Condensed Consolidated Statements of Operations, with changes for swaps including accrued interest and related periodic cash flows received or paid.

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

Net credit risk at any balance sheet date may reflect the timing of collateral settlements, as collateral calls issued or received near the balance sheet date may not be fully reflected in collateral balances until the subsequent settlement date. Information regarding our exposure to credit loss on the derivative instruments we hold, excluding futures contracts, is presented below (in millions):

	Fair Value	Collateral (a)	Net Credit Risk (a)
June 30, 2026	$1,264	$1,267	$46
December 31, 2025	1,137	1,185	34

Collateral Agreements
We are required to maintain minimum ratings as a matter of routine practice as part of our over-the-counter derivative agreements on ISDA forms. Under some ISDA agreements, we have agreed to maintain certain financial strength ratings. A downgrade below these levels provides the counterparty under the agreement the right to terminate the open derivative contracts between the parties, at which time any amounts payable by us or the counterparty would be dependent on the market value of the underlying contracts. Our current rating does not allow any counterparty the right to terminate ISDA agreements. In certain transactions, both us and the counterparty have entered into a collateral support agreement requiring either party to post collateral when the net exposures exceed pre-determined thresholds. For all counterparties, except one, the threshold is set to zero. As of June 30, 2026 and December 31, 2025 counterparties posted collateral of $1,267 million and $1,185 million, respectively. This included cash collateral of $851 million and $928 million, respectively, for which we record an associated payable included in Accounts payable and accrued liabilities on the unaudited Condensed Consolidated Balance Sheets. Cash collateral received is not legally segregated and may be used by the Company in the normal course of business. The Company is obligated to return an equivalent amount of collateral upon settlement or termination of the related derivative contracts, or otherwise in accordance with the collateral provisions of such agreements, including in circumstances where changes in market conditions cause the Company’s mark-to-market position to decline. The remaining collateral represents securities collateral received that is not reported on the unaudited Condensed Consolidated Balance Sheets. Accordingly, the maximum amount of loss due to credit risk that we would incur if parties to the derivatives failed completely to perform according to the terms of the contracts, after giving effect to cash and securities collateral held, was $46 million and $34 million as of June 30, 2026 and December 31, 2025, respectively.

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

We held 240 and 172 futures contracts as of June 30, 2026 and December 31, 2025, respectively. The fair value of the futures contracts represents the cumulative unsettled variation margin (open trade equity, net of cash settlements). We provide cash collateral to the counterparties for the initial and variation margin on the futures contracts, which is included in Cash and cash equivalents in the unaudited Condensed Consolidated Balance Sheets. The amount of cash collateral held by the counterparties for such contracts was $5 million and $4 million as of June 30, 2026 and December 31, 2025, respectively.

Note E — Reinsurance
F&G reinsures portions of its policy risks with other insurance companies. The use of indemnity reinsurance does not discharge an insurer from liability on the insurance ceded. The insurer is required to pay in full the amount of its insurance liability regardless of whether it is entitled to or able to receive payment from the reinsurer. The portion of risks exceeding F&G's retention limit is reinsured. F&G primarily seeks reinsurance coverage in order to manage loss exposures, to enhance our capital position, to diversify risks and earnings, and to manage new business volume. F&G follows reinsurance accounting when the treaty adequately transfers insurance risk and any acquisition cost reimbursements reduce policy acquisition costs deferred and maintenance expense reimbursements reduce direct expenses incurred. Otherwise, F&G follows deposit accounting if there is inadequate transfer of insurance risk or if the underlying policy for which risk is being transferred is an investment contract that does not contain insurance risk. As of June 30, 2026 and December 31, 2025, we had an immaterial amount of cost of reinsurance recorded on the unaudited Condensed Consolidated Balance Sheets.

The effects of reinsurance on net premiums earned, net product fees and net benefits incurred (benefits paid and reserve changes) for the three and six months ended June 30, 2026 and 2025 were as follows (in millions):

	Three months ended June 30,
	2026			2025
	Net Premiums Earned	Net Product Fees	Net Benefits Incurred	Net Premiums Earned	Net Product Fees	Net Benefits Incurred
Direct	$253	$189	$1,225	$462	$180	$1,057
Ceded	(19)	(29)	(76)	(21)	(12)	(64)
Net	$234	$160	$1,149	$441	$168	$993

	Six months ended June 30,
	2026			2025
	Net Premiums Earned	Net Product Fees	Net Benefits Incurred	Net Premiums Earned	Net Product Fees	Net Benefits Incurred
Direct	$606	$359	$1,759	$805	$359	$1,634
Ceded	(39)	(53)	(126)	(43)	(24)	(117)
Net	$567	$306	$1,633	$762	$335	$1,517

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

Reinsurance Transactions

The following summarizes significant changes to third-party reinsurance agreements for the period ended June 30, 2026:
Ancient Re: Effective February 28, 2026, in conjunction with the sale of F&G Life Re to Ancient, F&G amended the existing reinsurance agreement with F&G Life Re for certain inforce FIA policies and effective March 1, 2026, added a new forward flow component to cede certain MYGA policies, both on a coinsurance funds withheld quota share basis.
There have been no other significant changes to third party reinsurance agreements for the three and six months ended June 30, 2026.

The following summarizes our reinsurance recoverable (in millions) as of June 30, 2026 and December 31, 2025:

Parent Company/ Principal Reinsurers	Reinsurance Recoverable (a)		Agreement Type	Products Covered	Accounting
	June 30, 2026	December 31, 2025
Aspida (b)	$8,364	$8,589	Coinsurance Funds Withheld	Certain MYGA	Deposit
Somerset Reinsurance Ltd. ("Somerset") (c)	6,213	5,071	Coinsurance Funds Withheld	Certain MYGA and deferred annuities	Deposit
			Coinsurance Funds Withheld	Certain FIA	Reinsurance
Everlake Life Insurance Company (“Everlake”)	1,877	1,868	Coinsurance	Certain MYGA (d)	Deposit
Ancient Re	1,711	—	Coinsurance Funds Withheld	Certain FIA and certain MYGA	Deposit
Fort Greene Reinsurance SPC Limited ("Fort Greene")	1,221	502	Coinsurance Funds Withheld	Certain FIA	Deposit
Wilton Reassurance Company ("Wilton Re")	1,020	1,032	Coinsurance	Block of traditional, IUL, and UL (e)	Reinsurance
Other (f)	489	501
Reinsurance recoverable, gross of allowance	20,895	17,563
Allowance for expected credit losses	(19)	(18)
Reinsurance recoverable, net of allowance for expected credit losses	$20,876	$17,545

(a) Reinsurance recoverables do not include unearned ceded premiums that would be recovered in the event of early termination of certain traditional life policies.
(b) Includes Aspida Life Re Ltd. and Aspida Re Cayman Ltd. (together, “Aspida”)
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

As of June 30, 2026 and December 31, 2025, F&G had a deposit asset of $15,168 million and $13,279 million, respectively, which is reported in the Reinsurance recoverable, net of allowance for credit losses on the unaudited Condensed Consolidated Balance Sheets.

F&G incurred risk charge fees of $11 million and $10 million during the three months ended June 30, 2026 and 2025, respectively, and $22 million and $21 million during the six months ended June 30, 2026 and 2025, respectively, in relation to reinsurance agreements.

Credit Losses

F&G estimates expected credit losses on reinsurance recoverables using a probability of default/loss given default model. Significant inputs to the model include the reinsurer's credit risk, expected timing of recovery, industry-wide historical default experience, senior unsecured bond recovery rates, and credit enhancement features. There was no material change in the expected credit loss reserve for the three and six months ended June 30, 2026 and 2025.

Funds Withheld

The following assets were held in support of our reserves associated with our coinsurance with funds withheld agreements and are reported at carrying value in the line items shown below in the unaudited Condensed Consolidated Balance Sheets (in millions):

	June 30, 2026	December 31, 2025
Fixed maturities, AFS	$15,013	$12,530
Equity securities	60	60
Derivative instruments	143	55
Mortgage loans	576	65
Investments in unconsolidated affiliates	954	752
Policy loans	1	1
Cash and cash equivalents	528	702
Subtotal	$17,275	$14,165
Accrued interest receivable, included in Prepaid expenses and other assets	235	146
Accounts payable and accrued liabilities and reconciling items (a)	(53)	(120)
Net assets	$17,457	$14,191
(a) Reconciling items primarily represent net balances in process of settlement or clearing.

Concentration of Reinsurance Risk
As indicated above, F&G has a significant concentration of reinsurance risk with third party reinsurers, Aspida, Somerset, Everlake, Ancient Re, Fort Greene and Wilton Re that could have a material impact on our financial position in the event that any of these reinsurers fails to perform its obligations under the various reinsurance treaties. We monitor the financial condition and financial strength of individual reinsurers using public ratings (refer to table below) and ratings reports of individual reinsurers to attempt to reduce the risk of default by such reinsurers. In addition, the risk of non-performance is further mitigated with various forms of collateral or collateral arrangements, including secured trusts, funds withheld accounts and irrevocable letters of credit. We believe that all amounts due from Aspida, Somerset, Everlake, Ancient Re, Fort Greene and Wilton Re for periodic treaty settlements, net of any applicable credit loss reserves, are collectible as of June 30, 2026. The following table presents financial strength ratings as of June 30, 2026:

Parent Company/Principal Reinsurers	Financial Strength Rating
	AM Best	S&P	Fitch	Moody's
Aspida	A-	—	—	—
Somerset	A	BBB+	—	—
Everlake	A	—	—	—
Ancient Re Ltd.	—	—	—	—
Fort Greene	—	—	—	—
Wilton Re	A+	—	A-	—
“—” indicates not rated

Note F — Intangibles

The following table reconciles to Other intangible assets, net, on the unaudited Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025 (in millions):

	June 30, 2026	December 31, 2025
Value of business acquired (“VOBA”)	$1,127	$1,196
Deferred acquisition costs (“DAC”)	3,853	3,637
Deferred sales inducements (“DSI”)	1,014	891
Value of distribution asset	57	62
Computer software	77	80
Definite lived trademarks, tradenames, and other	192	173
Customer relationships and contracts	208	228
Indefinite lived tradenames and other	8	8
Total Other intangible assets, net	$6,536	$6,275

The following tables roll forward VOBA by product for the six months ended June 30, 2026 and 2025 (in millions):

	Indexed Annuities	Fixed Rate Annuities	Immediate Annuities	Universal Life	Traditional Life	Total
Balance at January 1, 2026	$770	$18	$178	$119	$111	$1,196
Amortization	(57)	(2)	(3)	(3)	(4)	(69)
Balance at June 30, 2026	$713	$16	$175	$116	$107	$1,127

	Indexed Annuities	Fixed Rate Annuities	Immediate Annuities	Universal Life	Traditional Life	Total
Balance at January 1, 2025	$892	$22	$184	$126	$125	$1,349
Amortization	(62)	(2)	(3)	(4)	(6)	(77)
Balance at June 30, 2025	$830	$20	$181	$122	$119	$1,272

VOBA amortization expense of $69 million and $77 million was recorded in Depreciation and amortization on the unaudited Condensed Consolidated Statements of Operations for the six months ended June 30, 2026 and 2025, respectively.

The following tables roll forward DAC by product for the six months ended June 30, 2026 and 2025 (in millions):

	Indexed Annuities	Fixed Rate Annuities	Universal Life	Total (a)
Balance at January 1, 2026	$2,205	$402	$1,021	$3,628
Capitalization	250	16	146	412
Amortization	(110)	(55)	(32)	(197)
Balance at June 30, 2026	$2,345	$363	$1,135	$3,843

	Indexed Annuities	Fixed Rate Annuities	Universal Life	Total (a)
Balance at January 1, 2025	$1,874	$376	$781	$3,031
Capitalization	262	87	138	487
Amortization	(92)	(51)	(24)	(167)
Balance at June 30, 2025	$2,044	$412	$895	$3,351
(a)Excludes insignificant amounts of DAC related to FABN and PRT.

DAC amortization expense of $197 million and $167 million was recorded in Depreciation and amortization on the unaudited Condensed Consolidated Statements of Operations for the six months ended June 30, 2026 and 2025, respectively, excluding insignificant amounts related to FABN and PRT.

The following table presents a reconciliation of DAC to the table above which is reconciled to the unaudited Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025 (in millions):

	June 30, 2026	December 31, 2025
Indexed Annuities	$2,345	$2,205
Fixed Rate Annuities	363	402
Universal Life	1,135	1,021
FABN	6	5
PRT	4	4
Total	$3,853	$3,637

The following table rolls forward DSI for our indexed annuity products for the six months ended June 30, 2026 and 2025 (in millions):

	Six months ended June 30,
	2026	2025
Balance at January 1,	$891	$625
Capitalization	164	158
Amortization	(41)	(30)
Balance at June 30,	$1,014	$753

DSI amortization expense of $41 million and $30 million was recorded in Depreciation and amortization on the unaudited Condensed Consolidated Statements of Operations for the six months ended June 30, 2026 and 2025, respectively.

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
We review cash flow assumptions annually, generally in the third quarter. In 2025, F&G undertook a review of all significant assumptions and revised several assumptions relating to our deferred annuity (indexed annuity and fixed rate annuity) and IUL products. For the six months ended June 30, 2026, we updated the assumption for option budgets. For the year ended December 31, 2025, we updated the assumptions for option budgets, surrenders, lapses, mortality and mortality improvement, and free partial withdrawals. For both periods, these assumption updates resulted in increased amortization rates on some DAC and DSI balances, primarily for indexed annuities. All updates to these assumptions brought us more in line with our Company and overall industry experience since the prior assumption update.

The following table rolls forward the customer relationship intangibles acquired in the Roar and PALH acquisitions for the six months ended June 30, 2026 and 2025 (in millions):

	Six months ended June 30,
	2026	2025
Balance at January 1,	$228	$273
Amortization	(20)	(18)
Balance at June 30,	$208	$255

There has been no material change to the estimated future amortization expense of VOBA, customer relationship intangibles and definite lived other intangible assets since December 31, 2025.

The following table presents the changes in carrying amount of goodwill for the six months ended June 30, 2026 (in millions):

Six months ended June 30,
2026
Balance at January 1,	$2,180
Sale of F&G Life Re	(56)
Balance at June 30,	$2,124

Note G — Market Risk Benefits

The following table presents the balances of and changes in MRBs associated with indexed annuities and fixed rate annuities for the six months ended June 30, 2026 and the year ended December 31, 2025 (in millions):

	June 30, 2026		December 31, 2025
	Indexed annuities	Fixed rate annuities	Indexed annuities	Fixed rate annuities
Balance, beginning of period, net liability	$812	$1	$420	$1

Balance, beginning of period, before effect of changes in the instrument-specific credit risk	$684	$1	$322	$1
Issuances and benefit payments	93	—	147	—
Attributed fees collected and interest accrual	94	—	156	—
Actual policyholder behavior different from expected	54	—	45	—
Changes in assumptions and other	(9)	—	8	—
Effects of market related movements	(6)	—	6	—
Balance, end of period, before effect of changes in the instrument-specific credit risk	910	1	684	1
Effect of changes in the instrument-specific credit risk	115	—	128	—
Balance, end of period, net liability	1,025	1	812	1
Less: reinsured market risk benefits	288	—	195	—
Balance, end of period, net of reinsurance	$737	$1	$617	$1

Weighted-average attained age of policyholders weighted by total AV (years)	67.80	85.09	67.84	84.69
Net amount at risk	$2,243	$2	$1,900	$2

The following table reconciles MRBs by amounts in an asset position and amounts in a liability position to the MRBs amounts in the unaudited Condensed Consolidated Balance Sheets (in millions):

	June 30, 2026			December 31, 2025
	Direct	Reinsured	Total	Direct	Reinsured	Total
MRB asset
Indexed annuities	$73	$291	$364	$88	$197	$285
Fixed rate annuities	—	—	—	—	—	—
Total MRB asset	$73	$291	$364	$88	$197	$285

MRB liability
Indexed annuities	$1,098	$3	$1,101	$900	$2	$902
Fixed rate annuities	1	—	1	1	—	1
Total MRB liability	$1,099	$3	$1,102	$901	$2	$903

The net MRB liability increased for the six months ended June 30, 2026, primarily as a result of collection of attributed fees, interest accrual, actual to expected policyholder behavior, and MRB reserves for contracts issued within the period.

For the six months ended June 30, 2026, notable changes made to the inputs to the fair value estimates of MRBs calculations included an increase in risk-free rates leading to a favorable change in the MRBs associated with indexed annuities offset by decreases in the equity market related projections which resulted in an increase in the net amount at risk associated with indexed annuities, leading to an unfavorable change in the value of the associated MRBs.

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

In addition, the cash flow assumptions used to calculate MRBs reflect the Company’s best estimates for policyholder behavior. We review cash flow assumptions annually, generally in the third quarter. In 2025, F&G undertook a review of all significant assumptions and revised several assumptions relating to our deferred annuities (indexed annuities and fixed rate annuities) with MRBs. For the six months ended June 30, 2026, we updated the option budget assumption. All updates to these assumptions brought us more in line with our Company and overall industry experience since the prior assumption updates. These updates, in total, led to a decrease in the net MRB liability for the six months ended June 30, 2026. For the year ended December 31, 2025, we updated assumptions including surrender rates, mortality and mortality improvement, partial withdrawals, projected CPI, and option budgets. All updates to these assumptions brought us more in line with our Company and overall industry experience since the prior assumption updates. These updates, in total, led to an increase in the net MRB liability for the year ended December 31, 2025.

Note H — Income Taxes

The effective tax rate for the three and six months ended June 30, 2026 was 20% and 24%, respectively. The effective tax rate on pre-tax income for the three and six months ended June 30, 2025 was 26% and 32%. The effective tax rate on pre-tax income for the three months ended June 30, 2026 differs from the U.S. Federal statutory rate of 21% primarily due to the valuation allowance expense recorded on unrealized losses and capital loss carryforwards as well as state income tax expense, partially offset by favorable permanent adjustments, including low income housing tax credits (“LIHTC”), the dividends received deduction (“DRD”) and company owned life insurance (“COLI”). The effective tax rate on pre-tax income for the six months ended June 30, 2026 differs from the U.S. Federal statutory rate of 21% primarily due to certain outside basis differences not requiring recognition of a deferred tax liability, the tax gain on the sale of F&G Life Re exceeded the book gain resulting in higher tax expense for the period. The effective tax rate was also impacted by the valuation allowance expense recorded on unrealized losses and capital loss carryforwards as well as state income tax expense, partially offset by favorable permanent adjustments, including LIHTC, DRD, and COLI. The effective tax rate on pre-tax income for the three and six months ended June 30, 2025 differs from the U.S. Federal statutory rate of 21% primarily due to the valuation allowance expense recorded on unrealized losses and capital loss carryforwards as well as state income tax expense, partially offset by favorable permanent adjustments, including LIHTC, DRD, and COLI.

As of June 30, 2026, the Company had a partial valuation allowance of $40 million against its net deferred tax assets of $125 million. As of December 31, 2025, the Company had a partial valuation allowance of $38 million against its net deferred tax assets of $120 million. There was a $2 million increase in the valuation allowance for the six months ended June 30, 2026, related to changes in capital losses. The valuation allowance consisted of a full valuation allowance on the unrealized capital loss deferred tax assets for the U.S. Non-life companies, a full valuation allowance on the deferred capital loss carryforwards for the U.S. Non-life companies and F&G Cayman Re, and a partial valuation allowance on the capital loss deferred tax assets on the U.S. life insurance companies.

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

The tax credits and other benefits recognized are included in the net change in income taxes on the unaudited Condensed Consolidated Statements of Cash Flows. The following table presents the impacts of the LIHTC investments included in income tax expense on the unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2026 and 2025 (in millions):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Tax credits and other benefits recognized	$(6)	$(10)	$(18)	$(18)
Tax credit amortization expense	5	8	14	14
Total	$(1)	$(2)	$(4)	$(4)

At June 30, 2026 and December 31, 2025, LIHTC investments included in Prepaid expenses and other assets on the unaudited Condensed Consolidated Balance Sheets totaled $164 million and $165 million, respectively.

The Inflation Reduction Act of 2022 (the “IRA”) was signed into law on August 16, 2022. Among other changes, the IRA introduced a 15% corporate alternative minimum tax (“CAMT”) on adjusted financial statement income and a 1% excise tax on treasury stock repurchases. These provisions were effective January 1, 2023. For purposes of calculating adjusted financial statement income, the Company is included in the controlled group of FNF, its parent company. Though the Company is subject to the minimum tax, the Company does not expect to be in a perpetual CAMT position. As a result, the Company has assessed that there is no material impact of CAMT to tax for the six months ended June 30, 2026.

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

Note I — Contractholder Funds

The following tables summarize balances of and changes in contractholder funds’ account balances (in millions):

	June 30, 2026
	Indexed annuities	Fixed rate annuities	Universal life	FABN (a)	FHLB (a)
Balance, beginning of year	$33,226	$19,265	$3,292	$3,324	$2,898
Issuances	3,421	286	116	750	1,805
Premiums received	16	—	333	—	—
Policy charges (b)	(121)	—	(208)	—	—
Surrenders and withdrawals	(1,990)	(1,142)	(73)	—	—
Benefit payments	(260)	(193)	(9)	(813)	(1,450)
Interest credited	614	445	129	78	42
Other	(3)	—	—	—	8
Balance, end of period	34,903	18,661	3,580	3,339	3,303
Reconciling items (c)	219	2	144	(15)	—
Gross liability, end of period	35,122	18,663	3,724	3,324	3,303
Less: Reinsurance recoverable	6,681	12,691	890	—	—
Net liability, after reinsurance	$28,441	$5,972	$2,834	$3,324	$3,303

Weighted-average crediting rate	3.67%	4.81%	7.81%	N/A	N/A
Net amount at risk (d)	N/A	N/A	$29,759	N/A	N/A
Cash surrender value (e)	$32,442	$17,527	$2,762	N/A	N/A

	December 31, 2025
	Indexed annuities	Fixed rate annuities	Universal life	FABN (a)	FHLB (a)
Balance, beginning of year	$30,235	$17,442	$2,817	$2,463	$2,852
Issuances	6,714	3,801	229	1,148	2,241
Premiums received	31	—	593	—	—
Policy charges (b)	(222)	—	(378)	—	—
Surrenders and withdrawals	(3,831)	(2,485)	(130)	—	—
Benefit payments	(536)	(358)	(21)	(395)	(2,298)
Interest credited	830	866	182	107	103
Other	5	(1)	—	1	—
Balance, end of period	33,226	19,265	3,292	3,324	2,898
Reconciling items (c)	321	2	115	11	—
Gross liability, end of period	33,547	19,267	3,407	3,335	2,898
Less: Reinsurance recoverable	3,198	12,863	887	—	—
Net liability, after reinsurance	$30,349	$6,404	$2,520	$3,335	$2,898

Weighted-average crediting rate	2.65%	4.84%	6.13%	N/A	N/A
Net amount at risk (d)	N/A	N/A	$29,581	N/A	N/A
Cash surrender value (e)	$30,920	$18,034	$2,533	N/A	N/A
(a)FABN and FHLB are considered funding agreements that are investment contracts which follow the interest method of accounting, and therefore are not subject to ASU 2018-12 disclosure requirements. However, the Company has elected to present the liability for these agreements within the disaggregated roll forward as we believe it will provide meaningful information for users of the financials.
(b)Contracts included in the Contractholder funds are generally charged a premium and/or monthly assessments on the basis of the account balance.
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

The following table reconciles contractholder funds’ account balances to the Contractholder funds liability in the unaudited Condensed Consolidated Balance Sheets (in millions):

	June 30, 2026	December 31, 2025
Indexed annuities	$35,122	$33,547
Fixed rate annuities	18,663	19,267
Immediate annuities	252	262
Universal life	3,724	3,407
Traditional life	4	4
FABN	3,324	3,335
FHLB	3,303	2,898
PRT	6	6
Total	$64,398	$62,726

Annually, typically in the third quarter, we review assumptions associated with reserves for policy benefits and product guarantees. For the six months ended June 30, 2026 and the year ended December 31, 2025, based on policyholder behavior, experience and interest rate movements, we updated certain economic indexed annuities assumptions used to calculate the fair value of the embedded derivative component within Contractholder funds. Additionally, for the year ended December 31, 2025, we reflected updates to surrender assumptions for recent and expected near term policyholder behavior. These changes resulted in decreases in Contractholder funds of approximately $2 million and $22 million for the six months ended June 30, 2026 and for the year ended December 31, 2025, respectively.

The following tables present the account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums (in millions):

	June 30, 2026
Range of guaranteed minimum crediting rate	At Guaranteed Minimum	1 Basis Point-50 Basis Points Above	51 Basis Points-150 Basis Points Above	Greater Than 150 Basis Points Above	Total
Indexed annuities
Up to 1.50%	$700	$382	$316	$705	$2,103
1.51%-2.50%	515	14	892	689	2,110
Greater than 2.50%	197	—	—	2	199
Subtotal	$1,412	$396	$1,208	$1,396	$4,412
No guaranteed minimum crediting rate					30,491
Total					$34,903

Fixed rate annuities
Up to 1.50%	$118	$64	$491	$15,237	$15,910
1.51%-2.50%	3	5	18	430	456
Greater than 2.50%	693	1	5	1,596	2,295
Total	$814	$70	$514	$17,263	$18,661

Universal life
Up to 1.50%	$3,190	$10	$—	$30	$3,230
1.51%-2.50%	—	—	—	—	—
Greater than 2.50%	349	—	1	—	350
Total	$3,539	$10	$1	$30	$3,580

	December 31, 2025
Range of guaranteed minimum crediting rate	At Guaranteed Minimum	1 Basis Point-50 Basis Points Above	51 Basis Points-150 Basis Points Above	Greater Than 150 Basis Points Above	Total
Indexed annuities
Up to 1.50%	$659	$464	$298	$812	$2,233
1.51%-2.50%	548	17	633	630	1,828
Greater than 2.50%	212	1	—	1	214
Subtotal	$1,419	$482	$931	$1,443	$4,275
No guaranteed minimum crediting rate					28,951
Total					$33,226

Fixed rate annuities
Up to 1.50%	$94	$75	$792	$15,548	$16,509
1.51%-2.50%	4	6	16	466	492
Greater than 2.50%	727	2	5	1,530	2,264
Total	$825	$83	$813	$17,544	$19,265

Universal life
Up to 1.50%	$2,898	$9	$—	$31	$2,938
1.51%-2.50%	—	—	—	—	—
Greater than 2.50%	353	—	1	—	354
Total	$3,251	$9	$1	$31	$3,292

Note J — Future Policy Benefits

The following table summarizes balances and changes in the present value of expected net premiums and the present value of the expected FPB for nonparticipating traditional contracts (in millions):

	Traditional life
	June 30, 2026	December 31, 2025
Expected net premiums
Balance, beginning of year	$585	$631
Beginning balance at original discount rate	700	780
Effect of actual variances from expected experience	(3)	1
Balance adjusted for variances from expectation	697	781
Interest accrual	7	15
Net premiums collected	(44)	(96)
Ending balance at original discount rate	660	700
Effect of changes in discount rate assumptions	(118)	(115)
Balance, end of period	$542	$585

Expected FPB
Balance, beginning of year	$1,855	$1,933
Beginning balance at original discount rate	2,167	2,368
Effect of actual variances from expected experience	(4)	(21)
Balance adjusted for variances from expectation	2,163	2,347
Interest accrual	23	50
Benefits payments	(100)	(230)
Ending balance at original discount rate	2,086	2,167
Effect of changes in discount rate assumptions	(329)	(312)
Balance, end of period	$1,757	$1,855

Net liability for future policy benefits	$1,215	$1,270
Less: Reinsurance recoverable	510	489
Net liability for future policy benefits, after reinsurance recoverable	$705	$781

Weighted-average duration of liability for future policyholder benefits (years)	5.95	6.84

The following tables summarize balances and changes in the present value of the expected FPB for limited-payment contracts (in millions):

	PRT
	June 30, 2026	December 31, 2025
Balance, beginning of year	$8,112	$6,054
Beginning balance at original discount rate	8,268	6,417
Effect of changes in cash flow assumptions	13	(36)
Effect of actual variances from expected experience	(16)	13
Balance adjusted for variances from expectation	8,265	6,394
Issuances	573	2,206
Interest accrual	201	331
Benefits payments	(409)	(663)
Ending balance at original discount rate	8,630	8,268
Effect of changes in discount rate assumptions	(317)	(156)
Balance, end of period	$8,313	$8,112

Net liability for future policy benefits, after reinsurance recoverable	$8,313	$8,112

Weighted-average duration of liability for future policyholder benefits (years)	7.63	7.80

	Immediate annuities
	June 30, 2026	December 31, 2025
Balance, beginning of year	$1,276	$1,297
Beginning balance at original discount rate	1,679	1,732
Effect of actual variances from expected experience	1	(11)
Balance adjusted for variances from expectation	1,680	1,721
Issuances	12	17
Interest accrual	26	54
Benefits payments	(56)	(113)
Ending balance at original discount rate	1,662	1,679
Effect of changes in discount rate assumptions	(427)	(403)
Balance, end of period	$1,235	$1,276

Net liability for future policy benefits	$1,235	$1,276
Less: Reinsurance recoverable	104	106
Net liability for future policy benefits, after reinsurance recoverable	$1,131	$1,170

Weighted-average duration of liability for future policyholder benefits (years)	12.24	12.32

The following tables summarize balances and changes in the liability for deferred profit liability (“DPL”) for limited-payment contracts (in millions):

	June 30, 2026		December 31, 2025
	Immediate annuities	PRT	Immediate annuities	PRT
Balance, beginning of year	$90	$7	$90	$6
Effect of actual variances from expected experience	(8)	1	2	1
Balance adjusted for variances from expectation	82	8	92	7
Issuances	6	—	6	1
Interest accrual	1	—	1	—
Amortization	(4)	—	(9)	(1)
Balance, end of period	$85	$8	$90	$7

The following table reconciles the net FPB to the FPB in the unaudited Condensed Consolidated Balance Sheets (in millions). The DPL for Immediate Annuities and PRT is presented together with the FPB in the unaudited Condensed Consolidated Balance Sheets and has been included as a reconciling item in the table below:

	June 30, 2026	December 31, 2025
Traditional life	$1,215	$1,270
Immediate annuities	1,235	1,276
PRT	8,313	8,112
Immediate annuities DPL	85	90
PRT DPL	8	7
Total	$10,856	$10,755

The following table provides the amount of undiscounted and discounted expected gross premiums and expected future benefits and expenses for nonparticipating traditional and limited-payment contracts (in millions):

	Undiscounted		Discounted
	June 30,		June 30,
	2026	2025	2026	2025
Traditional life
Expected future benefit payments	$2,406	$2,657	$1,759	$1,920
Expected future gross premiums	794	896	581	658
Immediate annuities
Expected future benefit payments	$3,057	$3,147	$1,235	$1,289
Expected future gross premiums	—	—	—	—
PRT
Expected future benefit payments	$13,609	$11,059	$8,313	$6,772
Expected future gross premiums	—	—	—	—

The following table summarizes the amount of revenue and interest related to nonparticipating traditional and limited-payment contracts recognized in the unaudited Condensed Consolidated Statements of Operations (in millions):

	Gross Premiums (a)		Interest Expense (b)
	June 30,		June 30,
	2026	2025	2026	2025
Traditional life	$45	$50	$16	$18
Immediate annuities	11	12	26	27
PRT	550	743	201	154
Total	$606	$805	$243	$199
(a)Included in Life insurance premiums and other fees on the unaudited Condensed Consolidated Statements of Operations.
(b)Included in Benefits and other changes in policy reserves on the unaudited Condensed Consolidated Statements of Operations.

The following table presents the weighted-average interest rate:

	June 30, 2026	December 31, 2025
Traditional life
Interest accretion rate	2.36%	2.35%
Current discount rate	5.10%	4.77%
Immediate annuities
Interest accretion rate	3.22%	3.20%
Current discount rate	5.55%	5.29%
PRT
Interest accretion rate	4.96%	4.87%
Current discount rate	5.30%	4.98%

The following tables summarize the actual experience and expected experience for mortality and lapses of the FPB:

	June 30, 2026			December 31, 2025
	Traditional life	Immediate annuities	PRT	Traditional life	Immediate annuities	PRT
Mortality
Actual experience	2.1%	1.4%	2.9%	2.4%	2.4%	2.6%
Expected experience	1.7%	1.7%	2.5%	1.6%	1.7%	2.5%
Lapses
Actual experience	—%	—%	—%	—%	—%	—%
Expected experience	0.6%	—%	—%	0.6%	—%	—%

The following table provides additional information for periods in which a cohort has a net premium ratio (“NPR”) greater than 100% (and therefore capped at 100%) (dollars in millions):

	June 30, 2026		December 31, 2025
	Cohort X	Description	Cohort X	Description
NPR before capping	103%	Term with return of premium Non-NY Cohort	104%	Term with return of premium Non-NY Cohort
Reserves before NPR capping	$1,101	Term with return of premium Non-NY Cohort	$1,145	Term with return of premium Non-NY Cohort
Reserves after NPR capping	1,108	Term with return of premium Non-NY Cohort	1,156	Term with return of premium Non-NY Cohort
Loss Expense	7	Term with return of premium Non-NY Cohort	11	Term with return of premium Non-NY Cohort

F&G made changes to assumptions during the six months ended June 30, 2026 and the year ended December 31, 2025. Significant assumption inputs used in the calculation of our FPB are described below. Refer to the tables above for further details on changes to our FPB.

Traditional life

The traditional life line of business primarily consists of policies that were sold prior to 2010. As this line of business continues to age, benefit payments made from these contracts will be the primary driver of the emergence of reserves, decreasing the reserve balance.

Significant assumption inputs to the calculation of the FPB for traditional life include mortality, lapses (including lapses due to nonpayment of premium and surrenders for cash surrender value), and discount rates (both accretion and current). We review the cash flow assumptions annually, typically in the third quarter. In 2025, we updated the assumptions for surrenders and lapses. Updates to these assumptions brought us more in line with our Company and overall industry experience since the prior assumption updates. These assumption updates resulted in a decrease to the FPB liability for the year ended December 31, 2025. In 2026, no updates have been made to any significant assumptions used in the FPB liability for traditional life.

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

Premium deficiency testing

F&G conducts annual premium deficiency testing for its long-duration contracts except for the FPB for nonparticipating traditional and limited-payment contracts. F&G also conducts annual premium deficiency testing for the VOBA of all long-duration contracts. Premium deficiency testing is performed by reviewing assumptions used to calculate the insurance liabilities and determining whether the sum of the existing contract liabilities and the present value of future gross premiums is sufficient to cover the present value of future benefits to be paid to or on behalf of policyholders and settlement costs and recover unamortized present value of future profits. Anticipated investment income, based on F&G’s experience, is considered when performing premium deficiency testing for long-duration contracts. F&G began accruing a liability in the fourth quarter of 2024 that increases the amortization of traditional life VOBA. The liability balance was immaterial at both June 30, 2026 and December 31, 2025.

Note K — Accounts Payable and Accrued Liabilities

As of June 30, 2026 and December 31, 2025, the total unearned revenue liabilities (“URL”) balance of $633 million and $551 million, respectively, is included in Accounts payable and accrued liabilities on the unaudited Condensed Consolidated Balance Sheets. The following table presents a reconciliation of Accounts payable and accrued liabilities to the unaudited Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025 (in millions):

	June 30, 2026	December 31, 2025
Salaries and incentives	$71	$106
Accrued benefits	83	75
URL	633	551
Trade accounts payable	204	199
Liability for policy and contract claims	109	100
Retained asset account	44	48
Remittances and items not allocated	249	267
Option collateral liabilities	851	928
Lease liability	11	12
Investment purchases payable	227	102
Contingent consideration	62	72
Accrued interest on notes payable	34	34
Interest rate and foreign currency swaps	41	12
Other accrued liabilities	227	195
Accounts payable and accrued liabilities	$2,846	$2,701

The following table rolls forward URL for our universal life product for the six months ended June 30, 2026 and 2025 (in millions):

	Six months ended June 30,
	2026	2025
Balance at January 1,	$551	$401
Capitalization	99	86
Amortization	(17)	(13)
Balance at June 30,	$633	$474

For IUL the cash flow assumptions used to amortize URL reflect the Company’s best estimates for policyholder behavior. We review cash flow assumptions annually, generally in the third quarter. In 2025, F&G undertook a review of all significant assumptions, resulting in updates for surrenders, lapses, and mortality.

Note L — Notes Payable

The components of notes payable are summarized as follows (in millions):

	June 30, 2026			December 31, 2025
	Principal	Net unamortized discount, premium, and debt issuance costs	Carrying Amount	Principal	Net unamortized discount, premium, and debt issuance costs	Carrying Amount
Revolving Credit Facility - Short Term	$—	$—	$—	$—	$—	$—
FNF Credit Facility - Short Term	—	—	—	—	—	—
7.40% F&G Senior Notes, due 2028	500	(2)	498	500	(2)	498
6.50% F&G Senior Notes, due 2029	550	(3)	547	550	(4)	546
6.250% F&G Senior Notes, due 2034	500	(7)	493	500	(7)	493
7.95% F&G Senior Notes, due 2053	345	(8)	337	345	(9)	336
7.300% F&G Junior Notes, due 2065	375	(11)	364	375	(11)	364
Total	$2,270	$(31)	$2,239	$2,270	$(33)	$2,237

Revolving Credit Facility - F&G has a Revolving Credit Facility pursuant to the unsecured revolving credit agreement (the "Credit Agreement") with Bank of America, N.A., as administrative agent, the lenders (and guarantors party thereto and the other parties thereto. No amounts were outstanding under the Revolving Credit Facility as of June 30, 2026 or December 31, 2025, and total borrowing availability was $750 million as of June 30, 2026. The Credit Agreement matures on November 22, 2027.

FNF Credit Facility - F&G has a revolving note agreement with FNF for up to $200 million capacity (the “FNF Credit Facility”) to be used for working capital and other general corporate purposes. No amounts were outstanding under this revolving note agreement as of June 30, 2026 or December 31, 2025. This facility matures the earlier of October 29, 2030, or when the Revolving Credit Facility described above is terminated.

Covenants - The Credit Agreement and the indentures governing the 7.40% F&G Senior Notes, 6.50% F&G Senior Notes, 6.250% F&G Senior Notes, 7.95% F&G Senior Notes, and the 7.300% F&G Junior Notes impose certain operating and financial restrictions on F&G. The Credit Agreement imposes certain financial covenants on F&G, and as of June 30, 2026, we were in compliance with all covenants.

Interest Expense - Amortization of deferred issuance costs and purchase premiums are recognized as a component of interest expense. Interest expense on notes payable for the three and six months ended June 30, 2026 and 2025 was as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Revolving Credit Facility - Short-term	$—	$—	$1	$1
7.40% F&G Senior Notes, due 2028	10	10	19	19
6.50% F&G Senior Notes, due 2029	9	9	18	18
6.250% F&G Senior Notes, due 2034	8	8	16	16
7.95% F&G Senior Notes, due 2053	7	7	14	14
7.300% F&G Junior Notes, due 2065	7	7	14	13
Total	$41	$41	$82	$81

Note M — Supplemental Cash Flow Information
The following supplemental cash flow information is provided with respect to certain cash payment and non-cash investing and financing activities (in millions):

	Six months ended June 30,
	2026	2025
Cash paid (refunded) for:
Interest paid	$79	$77
Income taxes paid	7	29
Deferred sales inducements	164	158
Non-cash investing and financing activities:
Investment received as non-cash consideration for sale of F&G Life Re	38	—
Exchange of note receivable for incremental share in consolidated subsidiary	36	—
Investments transferred subject to reinsurance agreement	—	(500)
Change in proceeds of sales of investments available for sale receivable in period	(64)	32
Change in purchases of investments available for sale payable in period	123	187

Refer to Note H - Income Taxes for further information on income taxes paid disaggregated by federal, foreign, and state.

Note N — Commitments and Contingencies

Contingent Consideration

Under the terms of the purchase agreement for Roar, we have agreed to make cash payments of up to approximately $90 million over a three-year period upon the achievement by Roar of certain EBITDA milestones. The contingent consideration is recorded at fair value in Accounts payable and accrued liabilities on the unaudited Condensed Consolidated Balance Sheets. Roar achieved the required EBITDA milestone based on results for the years ended December 31, 2024 and 2025. We made the first cash payment of $12 million during the quarter ended March 31, 2025, and the second payment of $12 million during the quarter ended March 31, 2026. The remaining contingent consideration recorded at June 30, 2026 is $62 million. Refer to Note B - Fair Value of Financial Instruments for more information regarding the fair value of the contingent consideration.

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

We review lawsuits and other legal and regulatory matters (collectively “legal proceedings”) on an ongoing basis when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, management bases its decision on its assessment of the ultimate outcome assuming all appeals have been exhausted. For legal proceedings in which it has been determined that a loss is both probable and reasonably estimable, a liability based on known facts and that represents our best estimate has been recorded. Our accrual for legal and regulatory matters was insignificant as of June 30, 2026 and December 31, 2025. We do not consider (i) the amounts we have currently recorded for all legal proceedings in which it has been determined that a loss is both probable and reasonably estimable and (ii) reasonably possible losses for all pending legal proceedings to be material to our financial statements either individually or in the aggregate. Actual losses may materially differ from the amounts recorded and the ultimate outcome of our pending legal proceedings is generally not yet determinable. While some of these matters could be material to our operating results or cash flows for any particular period if an unfavorable outcome results, at present we do not believe that the ultimate resolution of currently pending legal proceedings, either individually or in the aggregate, will have a material adverse effect on our financial condition.

Fidelity & Guaranty Life Insurance Company (“FGL Insurance”) is a defendant in a lawsuit filed in U.S. District Court for the Southern District of Texas (the “Southern District of Texas”) styled, Insurance Distribution Consulting, LLC v. Fidelity & Guaranty Life Insurance Company, Case No. 3:23-cv-00126. Plaintiff, which provides consulting services to independent marketing organizations (“IMO”), alleges FGL Insurance failed to pay commissions owed to plaintiff and diverted commissions from one of plaintiff’s IMO customers, Syncis, to another IMO, Freedom Equity Group, LLC (“Freedom Equity”). Further, plaintiff alleges after FGL Insurance purportedly purchased a partial ownership interest in Syncis and Freedom Equity, plaintiff offered to sell its interests in its contracts with Syncis but FGL Insurance declined, leading plaintiff to allege a statutory violation of 42 U.S.C. §1981 for discrimination where plaintiff’s sole member is a racial minority. Plaintiff claims its damages for breach of contract from FGL Insurance’s purported failure to pay commissions are more than $162 million and its damages from FGL Insurance’s declining to purchase plaintiff’s interest in its contracts with Syncis are over $11 million. FGL Insurance denies the allegations and denies any contract or agreement existed with plaintiff to pay commissions. On April 21, 2025, FGL Insurance filed its initial motion for summary judgment. On June 5, 2025, plaintiff amended its complaint to include an additional breach of contract claim, prompting FGL Insurance to file a second motion for summary judgment on July 18, 2025, addressing the new allegation. Both motions for summary judgment were argued on February 20, 2026. On March 2, 2026, the magistrate judge issued a Memorandum and Recommendation (the “Recommendations”) recommending that FGL Insurance’s motions for summary judgment be granted, and that its motion to exclude Plaintiff’s expert testimony as inadmissible, filed June 9, 2025, be denied as moot. Plaintiff filed its objections to the Recommendations, and FGL Insurance responded. On May 14, 2026, the trial judge entered an order adopting the magistrate judge’s Recommendations and entered final judgment. Plaintiff has appealed the decision to the U.S. Court of Appeals for the Fifth Circuit, Case No. 26-40355, where briefing is anticipated to take place over the next several months. On July 18, 2025, Peak Altitude Equity, LLC (“Peak”), a subsidiary of Fidelity & Guaranty Life Holdings, Inc., was served with a new lawsuit filed by Insurance Distribution Consulting, LLC (“IDC”) as a counterclaim in response to a separate breach of contract lawsuit initiated against IDC by Syncis. The case, styled Syncis Insurance Solutions, LLC v. Insurance Distribution Consulting, LLC, Case No. 2:25-cv-03874, is pending in the U.S. District Court for the Central District of California (the “Central District of California”), and certain facts alleged by IDC against Peak overlap with those asserted in the lawsuit filed by IDC against FGL Insurance. On September 8, 2025, Peak filed its motion to dismiss IDC’s counterclaim on various grounds. A decision is pending with the Central District of California. FGL Insurance and Peak will vigorously contest the plaintiff’s claims in the actions. As these cases continue to evolve, it is not possible to reasonably estimate the probability that plaintiff will ultimately prevail on its claims or that FGL Insurance or Peak will be held liable for the dispute. At this time, F&G does not believe the lawsuit will have a material impact on its business, operations, or financial results.

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

Commitments

We have unfunded commitments as of June 30, 2026 based upon the timing of when investments and agreements are executed or signed compared to when the actual investments and agreements are funded or closed. Some investments require that funding occur over a period of months or years. A summary of unfunded commitments by commitment type as of June 30, 2026 is included below (in millions):

June 30, 2026

Commitment Type
Other fixed maturity securities, AFS	$301
Commercial mortgage loans	106
Residential mortgage loans	437
Other assets	89
Consolidated VIEs:
Other long-term investments	226
Unconsolidated VIEs:
Limited partnerships	1,191
Asset-backed lending	188
Fixed maturity securities, asset-backed securities	572
Direct Lending	909
Total	$4,019

Concurrent with the Roar Joint Venture, LLC (“Roar”) purchase agreement, we executed a separate loan agreement with the sellers of Roar for us to lend up to $40 million. The loan was due to mature on August 5, 2027. The principal balance outstanding was $24 million as of December 31, 2025. During the second quarter of 2026, we loaned an additional $12 million and, on June 30, 2026, entered into an agreement to retire the loan receivable in exchange for the transfer of 5.3% of the membership interests in Roar from Roar Seller to Peak Altitude. There are no remaining unfunded commitments related to the loan or subsequent exchange.

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

U.S. Companies

Our principal insurance subsidiaries' audited statutory financial statements are based on a December 31 year end. Statutory net income for the three and six months ended June 30, 2026 and 2025, and statutory capital and surplus as of June 30, 2026 and December 31, 2025, of our wholly owned U.S. regulated insurance subsidiaries, were as follows (in millions):

	Subsidiary (state of domicile) (a)
	FGL Insurance (IA)	FGL NY Insurance (NY)	Raven Re (VT)	Corbeau Re (VT)
Statutory Net income (loss):
For the three months ended June 30, 2026	$(71)	$1	$7	$(20)
For the three months ended June 30, 2025	(76)	2	10	(46)

For the six months ended June 30, 2026	$(85)	$5	$15	$(61)
For the six months ended June 30, 2025	(203)	6	20	(98)

Statutory Capital and Surplus:
June 30, 2026	$1,384	$126	$172	$234
December 31, 2025	1,735	122	182	236
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

In addition, based on a permitted practice received from the Iowa Insurance Division, FGL Insurance carries one of its limited partnership interests which qualifies for accounting under SSAP No. 48, “Investments in Joint Ventures, Partnerships and Limited Liability Companies,” on a net asset value per share basis. This is a departure from SSAP No. 48, which requires such investments to be carried based on the investees underlying GAAP equity

(prior to any impairment considerations). In addition, the financial statements of Raven Re and Corbeau Re include certain permitted practices approved by the Vermont Department of Financial Regulation. Without such permitted statutory accounting practices, Raven Re’s risk-based capital would have been above the minimum regulatory requirements as of June 30, 2026 and December 31, 2025. Without such permitted statutory accounting practices, Corbeau Re’s risk-based capital would have fallen below the minimum regulatory requirements as of June 30, 2026 and December 31, 2025.

The prescribed and permitted practices resulted in increases to statutory capital and surplus of $50 million and $249 million at June 30, 2026 and December 31, 2025, respectively. Without such permitted statutory accounting practices, FGL Insurance’s risk-based capital would have been above the minimum regulatory requirements as of June 30, 2026 and December 31, 2025.

There have been no material changes to the prescribed and permitted practices for our U.S. insurance subsidiaries, which were detailed in our Annual Report on Form 10-K, and no other significant changes in the regulatory status of our insurance subsidiaries as of June 30, 2026.

Non-U.S. Company

F&G Cayman Re files financial statements that are prepared in accordance with SAP prescribed or permitted by its regulator, which may vary materially from GAAP. Accordingly, SAP operating results and SAP capital and surplus may differ substantially from amounts reported in the GAAP basis financial statements for comparable items.

F&G Cayman Re has two permitted practices, which have been approved by CIMA. F&G Cayman Re has a permitted practice approved by CIMA to include, as an admitted asset, the value of the letters of credit (“LOCs”) acquired to support reinsurance transactions. Also, F&G Cayman Re has a permitted practice, approved by CIMA, for PRT reinsurance transactions to use U.S. statutory book value adjusted for best estimate reserve calculations (consistent with GAAP prior to ASU 2018-12, Financial Services-Insurance (Topic 944), Targeted Improvements to the Accounting for Long-Duration Contracts). These reserve calculations will be subject to annual assumption reviews consistent with other GAAP liability balances. If F&G Cayman Re had not been permitted to calculate PRT assumed reserves using best estimate reserve calculations or include the value of the LOCs as an admitted asset, statutory surplus would be $18 million and $20 million as of June 30, 2026 and December 31, 2025, respectively. Without such permitted statutory accounting practices, F&G Cayman Re’s risk-based capital would have fallen below the minimum regulatory requirements as of June 30, 2026 and December 31, 2025.

Net income and capital and surplus of our wholly owned Cayman Islands insurance subsidiary under SAP were as follows (in millions):

Subsidiary (country of domicile)
F&G Cayman Re (Cayman Islands)
Statutory Net Income (loss):
For the three months ended June 30, 2026	$(2)
For the three months ended June 30, 2025	4

For the six months ended June 30, 2026	$(11)
For the six months ended June 30, 2025	19

Statutory Capital and Surplus:
June 30, 2026	$1,189
December 31, 2025	1,134

The prescribed and permitted statutory accounting practices have no impact on our unaudited Condensed Consolidated Financial Statements, which are prepared in accordance with GAAP.

Note P — Earnings Per Share

The following table sets forth the computation of basic and diluted EPS (dollars and shares in millions except per share data):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net earnings (loss)	$(75)	$42	$174	$21
Less: Non-controlling interests	1	2	2	2
Net earnings (loss) attributable to F&G	(76)	40	172	19
Less: Preferred stock dividend	5	5	9	9
Net earnings (loss) attributable to F&G common shareholders	$(81)	$35	$163	$10

Weighted-average common shares outstanding - basic	130	133	131	130
Dilutive effect of unvested restricted stock	—	1	—	1
Dilutive effect of mandatory convertible preferred stock	—	—	—	—
Weighted-average shares outstanding - diluted	130	134	131	131

Net earnings (loss) attributable to F&G common shareholders per common share
Basic - net	$(0.62)	$0.26	$1.24	$0.08

Diluted - net	$(0.62)	$0.26	$1.24	$0.08

Under applicable accounting guidance, companies in a loss position are required to use basic weighted average common shares outstanding in the calculation of diluted loss per share. Therefore, as a result of our net loss for the three months ended June 30, 2026, we were required to use basic weighted-average common shares outstanding in the calculation of diluted loss per share, as the inclusion of approximately 6 million convertible preferred shares would have been antidilutive to the calculation. If we had not incurred a net loss for the three months ended June 30, 2026, dilutive potential common shares would have been 136 million.

Under applicable accounting guidance, shares that are anti-dilutive to the calculation are to be excluded from the diluted earnings per share calculation. The inclusion of approximately 6 million convertible preferred shares would have been antidilutive to the earnings per share for both the three and six months ended June 30, 2026. The inclusion of approximately 5 million convertible preferred shares would have been antidilutive to the earnings per share for both the three and six months ended June 30, 2025.

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

Summarized financial information concerning our single reportable segment is shown in the following table (in millions).

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Revenues:
Life-contingent pension risk transfer premiums	$226	$432	$550	$743
Traditional life insurance and life-contingent immediate annuity premiums	8	9	17	19
Surrender charges	61	69	117	126
Policyholder fees and other income	99	98	189	209
Life insurance premiums and other fees	394	608	873	1,097
Owned distribution revenues	19	23	36	39
Revenues from external customers	413	631	909	1,136
Interest and investment income	718	682	1,441	1,348
Recognized gains and (losses), net	290	51	258	(212)
Total revenues	1,421	1,364	2,608	2,272
Significant expenses (a):
Benefits and other changes in policy reserves	1,149	993	1,633	1,517
Personnel costs	77	77	137	144
Other operating expenses	41	42	74	83
Total significant expenses:	1,267	1,112	1,844	1,744
Other segment items
Market risk benefit losses (gains)	32	(4)	105	105
Depreciation and amortization	175	158	348	311
Interest expense	41	41	82	81
Total other segment items:	248	195	535	497
Total expenses	1,515	1,307	2,379	2,241
Earnings (loss) before income taxes	(94)	57	229	31
Income tax (benefit) expense	(19)	15	55	10
Net earnings (loss)	$(75)	$42	$174	$21
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

Interest Rate Environment

As of June 30, 2026 and December 31, 2025, our reserves, net of reinsurance, and weighted average crediting rate on our fixed rate annuities were $6.0 billion and 4.81% and $6.4 billion and 4.84%, respectively. Some of our products, most notably our fixed rate annuities, include guaranteed minimum crediting rates. We are required to pay the guaranteed minimum crediting rates even if earnings on our investment portfolio decline, which would negatively impact earnings. In addition, we expect more policyholders to hold policies with comparatively high guaranteed rates for a longer period in a low interest rate environment. Conversely, a rise in average yield on our investment portfolio would increase earnings if the average interest rate we pay on our products does not rise correspondingly. Similarly, we expect that policyholders would be less likely to hold policies with existing guarantees as interest rates rise and the relative value of other new business offerings are increased, which would negatively impact our earnings and cash flows.

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

Critical Accounting Policies and Estimates

The accounting estimates described in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2025 are those we consider critical in preparing our unaudited Condensed Consolidated Financial Statements. There were no changes to the Company’s critical accounting policies or estimates during the six months ended June 30, 2026. Management is required to make estimates and assumptions that can affect the reported amounts of assets and liabilities and disclosures with respect to contingent assets and liabilities at the date of the unaudited Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates. See Note A - Basis of Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional description of certain significant accounting policies that have been followed in preparing our unaudited Condensed Consolidated Financial Statements.

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

F&G hedges certain portions of its exposure to product related equity market risk by entering into derivative transactions. We purchase derivatives consisting predominantly of equity options and, to a lesser degree, futures contracts (specifically for indexed annuity contracts) on the equity indices underlying the applicable policy. These derivatives are used to offset the reserve impact of the index credits due to policyholders under the indexed annuity and IUL contracts. The majority of all such equity options are one-year options purchased to match the funding requirements underlying the indexed annuity/IUL contracts. We attempt to manage the cost of these purchases through the terms of our indexed annuity/IUL contracts, which permit us to change caps, spread, or participation rates on each policy's annual anniversary, subject to certain guaranteed minimums that must be maintained. The equity options and futures contracts are marked to fair value with the change in fair value included as a component of net investment gains (losses). The change in fair value of the equity options and futures contracts includes the gains and losses recognized at the expiration of the instruments’ terms or upon early termination and the changes in fair value of open positions. In addition, to reduce market risks from interest rate changes and foreign exchange rate fluctuations on our earnings associated with our floating rate and foreign currency denominated investments, we execute pay-float and receive-fixed interest rate swaps and utilize foreign currency derivatives, including foreign currency swaps and forwards.

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
(v) Other and “non-recurring,” “infrequent” or “unusual items”: Other adjustments include removing any charges associated with U.S. guaranty fund assessments as these charges neither relate to the ordinary course of the Company’s business nor reflect the Company’s underlying business performance, but result from external situations not controlled by the Company. Further, Management excludes certain items determined to be “non-recurring,” “infrequent” or “unusual” from adjusted net earnings when incurred if it is determined these items are not a reflection of the core business and when the nature of the item is such that it is not reasonably likely to recur within two years and/or there was not a similar item in the preceding two years;
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

Results of Operations
The results of operations for the three and six months ended June 30, 2026 and 2025 were as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Revenues
Life insurance premiums and other fees	$394	$608	$873	$1,097
Interest and investment income	718	682	1,441	1,348
Owned distribution revenues	19	23	36	39
Recognized gains and (losses), net	290	51	258	(212)
Total revenues	1,421	1,364	2,608	2,272
Benefits and expenses
Benefits and other changes in policy reserves	1,149	993	1,633	1,517
Market risk benefit losses (gains)	32	(4)	105	105
Depreciation and amortization	175	158	348	311
Personnel costs	77	77	137	144
Other operating expenses	41	42	74	83
Interest expense	41	41	82	81
Total benefits and expenses	1,515	1,307	2,379	2,241
Earnings (loss) before income taxes	(94)	57	229	31
Income tax (benefit) expense	(19)	15	55	10
Net earnings (loss)	(75)	42	174	21
Less: Non-controlling interests	1	2	2	2
Net earnings (loss) attributable to F&G	(76)	40	172	19
Less: Preferred stock dividend	5	5	9	9
Net earnings (loss) attributable to F&G common shareholders	$(81)	$35	$163	$10

The following table summarizes sales by product type (in millions) (see “Non-GAAP Financial Measures”):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Indexed annuities ("FIA/RILA")	$1,744	$1,701	$3,323	$3,162
IUL	42	53	86	96
PRT	232	445	549	756
Subtotal: Core sales	2,018	2,199	3,958	4,014
Fixed rate annuities ("MYGA")	101	1,907	284	2,469
Funding agreements ("FABN/FHLB")	600	—	1,650	525
Subtotal: Opportunistic sales	701	1,907	1,934	2,994
Gross sales	2,719	4,106	5,892	7,008
Sales attributable to flow reinsurance to third parties	(1,255)	(1,362)	(2,183)	(2,083)
Net sales	$1,464	$2,744	$3,709	$4,925

•Gross sales were lower for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025, respectively. Core sales of indexed annuities, IUL, and PRT were lower for the three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025, respectively, reflecting increases in indexed annuities more than offset by decreases in PRT. Opportunistic sales of MYGA and funding agreements are subject to fluctuation period to period based on economics and market opportunity; we continue to prioritize pricing discipline and capital allocation to the highest return opportunities.
•Sales attributable to flow reinsurance to third parties, including the new reinsurance vehicle effective August 1, 2025, were lower during the three months ended June 30, 2026 and higher during the six months ended June 30, 2026, compared to the three and six months ended June 30, 2025, respectively, primarily reflecting the addition of new reinsurance, changes in the percentages ceded during the periods and the levels of MYGA sales during the respective periods.

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

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Life-contingent pension risk transfer premiums	$226	$432	$550	$743
Traditional life insurance and life-contingent immediate annuity premiums	8	9	17	19
Surrender charges	61	69	117	126
Policyholder fees and other income	99	98	189	209
Life insurance premiums and other fees (a)	$394	$608	$873	$1,097
a) Reported net of ceded premiums of $19 million, and $21 million for the three months ended June 30, 2026 and 2025, and $39 million and $43 million for the six months ended June 30, 2026 and 2025, respectively. Ceded product fees were $29 million and $12 million for the three months ended June 30, 2026 and 2025, and $53 million and $24 million for the six months ended June 30, 2026 and 2025, respectively.

•Life-contingent pension risk transfer premiums were lower for the three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025, respectively, reflecting the timing of PRT transactions. PRT premiums are subject to fluctuation period to period.
•Surrender charges were lower for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025, respectively. These charges primarily reflect withdrawals from policyholders with surrender charges and market value adjustments (“MVAs”), primarily on our indexed annuities and IUL policies, and are subject to changes in the interest rate environment.
•Policyholder fees and other income were relatively unchanged for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. Policyholder fees and other income decreased for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, primarily reflecting the impact of a reinsurance true-up adjustment during the six months ended June 30, 2025, partially offset by higher guaranteed minimum withdrawal benefit (“GMWB”) rider fees, net of reinsurance. GMWB rider fees are based on the policyholder's benefit base and are collected at the end of the policy year.

Interest and Investment Income

Below is a summary of interest and investment income (in millions):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Fixed maturity securities	$540	$551	$1,101	$1,100
Preferred equity securities	4	4	7	7
Common equity securities	4	4	8	9
Mortgage loans	118	87	223	169
Invested cash and short-term investments	15	31	32	65
Limited partnerships	83	60	184	114
Other investments	25	10	30	12
Gross investment income	789	747	1,585	1,476
Investment expense	(71)	(65)	(144)	(128)
Interest and investment income	$718	$682	$1,441	$1,348

Interest and investment income is shown net of amounts attributable to certain funds withheld reinsurance agreements which is passed along to the reinsurer in accordance with the terms of these agreements. Interest and investment income attributable to these agreements, and thus excluded from the totals in the table above, was $263 million and $491 million for the three and six months ended June 30, 2026, respectively, and $189 million and $373 million for the three and six months ended June 30, 2025, respectively.

Our AAUM and yield on AAUM are summarized as follows (annualized) (dollars in millions) (see “Non-GAAP Financial Measures”):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Annualized interest and investment income	$2,872	$2,728	$2,882	$2,696
AAUM	56,083	55,170	56,939	54,521
Yield on AAUM (at amortized cost)	5.12%	4.94%	5.06%	4.94%

•AAUM was higher for the three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025, reflecting net new business asset flows and stable inforce retention, partially offset by reinsurance to third parties.
•Interest and investment income was higher for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, primarily due to $10 million from invested asset growth, $4 million of higher returns on alternative investments and $22 million of all other rate and mix impacts.
•Interest and investment income was higher for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, primarily due to $60 million from invested asset growth and $39 million of higher returns on alternative investments, partially offset by $(6) million of all other rate and mix impacts.

Owned Distribution Revenues

Below is a summary of owned distribution revenues (in millions):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Owned distribution revenues	$19	$23	$36	$39

•Owned distribution revenues represent commissions received by our majority owned distribution partners generated from third-party annuity and life insurance sales. Override and bonus commissions are recognized as revenue at the effective date of each policy sold under a contract. Owned distribution revenues were lower for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025, primarily reflecting lower commission revenues.

Recognized Gains and (Losses), Net

Below is a summary of the major components included in recognized gains and (losses), net (in millions):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net realized and unrealized (losses) gains on fixed maturity securities, equity securities and other invested assets	$(131)	$(11)	$(178)	$(27)
Net realized gain on sale of F&G Life Re	—	—	14	—
Change in allowance for expected credit losses	9	(20)	10	(42)
Net realized and unrealized gains (losses) on certain derivatives instruments	491	139	231	(45)
Change in fair value of reinsurance related embedded derivatives	(83)	(61)	178	(102)
Change in fair value of other derivatives and embedded derivatives	4	4	3	4
Recognized gains and (losses), net	$290	$51	$258	$(212)

Recognized gains and (losses), net is shown net of amounts attributable to certain funds withheld reinsurance agreements which is passed along to the reinsurer in accordance with the terms of these agreements. Recognized gains and (losses) attributable to these agreements, and thus excluded from the totals in the table above, was $(82) million and $132 million for the three and six month periods ended June 30, 2026, and $(57) million and $(99) million for the three and six month periods ended June 30, 2025, respectively.

•For the three and six months ended June 30, 2026, net realized and unrealized gains (losses) on fixed maturity securities, equity securities and other invested assets is primarily the result of net realized losses on fixed maturity securities primarily reflecting portfolio repositioning.
•For the six months ended June 30, 2026, Recognized gains and (losses), net includes a pre-tax gain from the sale of F&G Life Re, to Ancient Financial Holdings, LP (“Ancient”) an unrelated third party, of $14 million, subject to certain post-closing adjustments that are expected to be finalized in the third quarter of 2026.
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

We utilize interest rate swaps to reduce market risks from interest rate changes on our earnings associated with our floating rate investments and we utilize foreign currency swaps and foreign currency forwards to reduce market risks from fluctuations in foreign exchange rates that impact earnings associated with our foreign currency denominated investments.

The components of the realized and unrealized gains (losses) on certain derivative instruments hedging our indexed annuities, universal life products and floating rate investments are summarized in the table below (dollars in millions):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Equity options:
Gains (losses) on equity options	$137	$(54)	$159	$(74)
Change in unrealized gains (losses)	390	180	121	(34)
Futures contracts:
Gains on futures contracts expiration	2	11	6	10
Change in unrealized (losses) gains	(10)	(2)	(11)	4
Forward contracts:
Gains (losses) on forward contracts	1	(7)	3	(9)
Change in unrealized (losses)	—	(1)	—	(2)
Foreign currency swaps:
(Losses) on foreign currency swaps	—	(1)	(3)	(2)
Change in unrealized gains (losses)	1	(5)	15	(5)
Interest rate swaps (losses) gains	(30)	18	(59)	67
Total net change in fair value	$491	$139	$231	$(45)

Annual Point-to-Point Change in S&P 500 Index during the periods	15%	11%	21%	14%
Secured Overnight Financing Rates	3.68%	4.45%	3.68%	4.45%

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
•The net change in fair value of the foreign currency derivatives and interest rate swaps were primarily driven by fluctuations in the foreign currency exchange rates and interest rate indexes underlying the swap contracts.

The average index credits to policyholders are as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Average Crediting Rate	5%	3%	5%	4%
S&P 500 Index:
Point-to-point strategy	5%	4%	5%	4%
Monthly average strategy	3%	3%	3%	3%
Monthly point-to-point strategy	7%	—%	4%	2%
3 year high water mark	16%	13%	16%	8%

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
Benefits and Expenses

Benefits and Other Changes in Policy Reserves

Below is a summary of the major components included in Benefits and other changes in policy reserves (in millions):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
PRT agreements	$239	$456	$577	$770
Indexed annuities/IUL market related liability movements	246	148	(131)	(92)
Index credits, interest credited and bonuses	668	402	1,206	840
Other changes in policy reserves	(4)	(13)	(19)	(1)
Benefits and other changes in policy reserves (a)	$1,149	$993	$1,633	$1,517
(a) Reported net of ceded benefits and other changes in policy reserves of $76 million and $64 million for the three months ended June 30, 2026 and 2025, and $126 million and $117 million for the six months ended June 30, 2026 and 2025 respectively.

•PRT agreements, primarily representing the change in reserves associated with PRT premiums during the periods, decreased for the three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025, reflecting the timing of PRT transactions. PRT transactions are subject to fluctuation period to period.
•The indexed annuities/IUL market related liability movements during the three and six months ended June 30, 2026 and 2025, respectively, are mainly driven by changes in the equity markets, non-performance spreads, and risk free rates during the respective periods. The change in risk free rates and non-performance spreads increased the direct indexed annuities market related liability by $10 million and $36 million during the three months ended June 30, 2026 and 2025, respectively. The change in risk free rates and non-performance spreads (decreased) increased the direct indexed annuities market related liability by $(135) million and $83 million during the six months ended June 30, 2026 and 2025, respectively.
•The remaining changes in market value of the market related liability movements for all periods were primarily driven by equity market impacts. See “Revenues — Recognized gains and (losses), net” above for summary and discussion of net unrealized gains (losses) on certain derivative instruments.
•Annually, typically in the third quarter, we review assumptions associated with reserves for policy benefits and product guarantees.
◦During the the three and six months ended June 30, 2026, based on experience, we reflected updates to the option budget assumption used to calculate the fair value of the embedded derivative component within Contractholder funds. These changes resulted in decreases in total benefits and other changes in policy reserves of approximately $4 million and $14 million for the three and six months ended June 30, 2026, respectively.
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
•Index credits, interest credited and bonuses for the three and six months ended June 30, 2026, were higher compared to the three and six months ended June 30, 2025, primarily reflecting higher index credits and interest credited on indexed annuities and other policies as a result of market movement during the respective periods and higher interest credited associated with the growth in PRT agreements.
•Other changes in policy reserves increased for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, primarily reflecting an actuarial model update that lowered the ceded deposit asset accretion associated with the reinsurance of annuity products, partially offset by higher FIA bonus recapture upon surrender. Other changes in policy reserves decreased for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, primarily reflecting higher FIA bonus recapture upon surrender, partially offset by lower ceded deposit asset accretion associated with the reinsurance of annuity products which includes the actuarial model update noted above.

Market Risk Benefit Losses (Gains)

Below is a summary of market risk benefit (gains) losses (in millions):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Market risk benefit losses (gains)	$32	$(4)	$105	$105

•Market risk benefit losses (gains) are primarily driven by issuances, attributed fees collected, effects of market related movements (including changes in equity markets and risk-free rates), and actual policyholder behavior as compared with expected changes in assumptions during the periods. Market risk benefit losses (gains) are reported net of reinsurance.
•Changes in market risk benefit losses (gains) for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, primarily reflect unfavorable market related movements, partially offset by favorable actual policyholder behavior as compared to expected. Changes in market risk benefit losses (gains) for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, primarily reflect favorable market related movements, offset by higher issuances and unfavorable actual policyholder behavior as compared to expected.

Depreciation and Amortization

Below is a summary of the major components included in depreciation and amortization (in millions):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Amortization of DAC, VOBA and DSI	$154	$140	$307	$274
Amortization of other intangible assets and fixed asset depreciation	21	18	41	37
Depreciation and amortization	$175	$158	$348	$311

•DAC, VOBA and DSI are amortized on a constant level basis for the grouped contracts over the expected term of the related contracts to approximate straight-line amortization. Depreciation and amortization increased for the three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025, primarily reflecting increased DAC and DSI associated with the growth of the business. In addition, as a result of our annual actuarial assumption update process, amortization rates on some DAC and DSI balances increased primarily for indexed annuities.

Personnel Costs and Other Operating Expenses
Below is a summary of personnel costs and other operating expenses (in millions):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Personnel costs	$77	$77	$137	$144
Other operating expenses	41	42	74	83
Total personnel costs and other operating expenses	$118	$119	$211	$227

•Personnel costs and other operating expenses were relatively unchanged for the three months ended June 30, 2026 and were lower for the six months ended June 30, 2026, compared to the three and six months ended June 30, 2025, respectively, primarily reflecting costs in line with sales volumes and growth in assets, disciplined expense management, including one-time management actions taken in the second quarter of 2025, along with continued investments in our operating platform.

Interest expense

Below is a summary of interest expense (in millions):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Interest expense	$41	$41	$82	$81

•Interest expense was relatively unchanged for the three and six months ended June 30, 2026, as compared to the three and six months ended June 30, 2025.
Other Items Affecting Net Earnings

Income Tax Expense (Benefit)

Below is a summary of the major components included in income tax expense (benefit) (dollars in millions):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Earnings (loss) before taxes	$(94)	$57	$229	$31

Income tax (benefit) expense before valuation allowance	(21)	11	54	4
Change in valuation allowance	2	4	1	6
Income tax (benefit) expense	$(19)	$15	$55	$10
Effective rate	20%	26%	24%	32%

•Income tax benefit for the three months ended June 30, 2026 was $19 million, compared to income tax expense of $15 million for the three months ended June 30, 2025. The effective tax rate was 20% and 26% for the three months ended June 30, 2026 and 2025, respectively. The decrease in income tax expense period over period is primarily related to the decrease in pre-tax income.
•Income tax expense for the six months ended June 30, 2026 was $55 million, compared to income tax expense of $10 million for the six months ended June 30, 2025. The effective tax rate was 24% and 32% for the six months ended June 30, 2026 and 2025, respectively. The increase in income tax expense period over period is primarily related to the increase in pre-tax income.
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

Adjusted Net Earnings (See “—Non-GAAP Financial Measures”)

The table below shows the adjustments made to reconcile Net earnings (loss) attributable to common shareholders to Adjusted net earnings attributable to common shareholders (in millions):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net earnings (loss) attributable to F&G	$(76)	$40	$172	$19
Non-GAAP adjustments:
Recognized (gains) and losses, net
Net realized and unrealized (gains) losses on fixed maturity available-for-sale securities, equity securities and other invested assets	137	12	171	27
Change in allowance for expected credit losses	(8)	19	(9)	41
Change in fair value of reinsurance related embedded derivatives	30	61	(189)	102
Change in fair value of other derivatives and embedded derivatives	31	(13)	54	(62)
Recognized (gains) losses, net	190	79	27	108
Market related liability adjustments	(10)	(16)	(47)	87
Purchase price amortization	15	18	30	33
Transaction costs, other and non-recurring items	14	8	19	9
Non-controlling interest	(2)	(2)	(4)	(4)
Income taxes adjustment	(41)	(19)	7	(49)
Adjusted net earnings	90	108	204	203
Less: Preferred stock dividend	5	5	9	9
Adjusted net earnings attributable to common shareholders	$85	$103	$195	$194

The commentary below is intended to provide additional information on the significant income and expense items that help explain the trends in our adjusted net earnings for each time period, as we believe these items provide further clarity to the financial performance of the business.

•Adjusted net earnings of $85 million for the three months ended June 30, 2026. Investment income from alternative investments was $49 million below management's current long-term expected return of approximately 12%.

•Adjusted net earnings of $103 million for the three months ended June 30, 2025. Investment income from alternative investments was $67 million below management's long-term expected return.

•Adjusted net earnings of $195 million for the six months ended June 30, 2026 included expense from $5 million of investment and other income true-up adjustments. Investment income from alternative investments was $93 million below management's long-term expected return.

•Adjusted net earnings of $194 million for the six months ended June 30, 2025 included income from a $16 million reinsurance true-up adjustment.  Investment income from alternative investments was $112 million below management's long-term expected return.

Reconciliation of total investments to AUM (See “—Non-GAAP Financial Measures”)

The table below shows the adjustments made to reconcile total investments to AUM (in millions):

	June 30, 2026	December 31, 2025
Reconciliation of total investments to AUM
US GAAP total investments	$70,281	$69,442
US GAAP cash and cash equivalents	2,103	1,486
Less: US GAAP derivative investments	1,305	1,148
US GAAP line items subtotal	71,079	69,780
Adjustments
Net assets ceded pursuant to coinsurance funds withheld arrangements	(17,583)	(14,260)
Unrealized (gains)/losses and allowances adjustment	2,969	2,579
Owned distribution investments adjustment	(278)	(306)
Reclass from prepaid expenses and other assets (a)	760	812
Reclass from accounts payable and accrued liabilities (b)	(1,079)	(1,031)
Total adjustments to arrive at AUM	(15,211)	(12,206)
AUM	55,868	57,574
Reinsurance	18,819	15,516
AUM before reinsurance	$74,687	$73,090
(a) Includes accrued investment income, receivable for sale of investments and low income housing tax credit assets.
(b) Includes derivative collateral and payable for purchase of investments.

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

As of June 30, 2026 and December 31, 2025, the fair value of our investment portfolio was approximately $70 billion for both periods. Refer to Note B - Fair Value of Financial Instruments for descriptions of the fair value methodologies used for financial instruments. The portfolio was divided among the following asset classes and sectors (dollars in millions):

	June 30, 2026		December 31, 2025
	Fair Value	Percent	Fair Value	Percent
Fixed maturity securities, available for sale (“AFS”):
United States Government full faith and credit	$228	—%	$493	1%
United States Government sponsored entities	1,359	2	196	—
United States municipalities, states and territories	1,327	2	1,355	2
Foreign Governments	303	—	261	—
Corporate securities:
Finance, insurance and real estate	8,459	13	9,309	14
Manufacturing, construction and mining	1,240	2	1,386	2
Utilities, energy and related sectors	4,383	6	3,681	5
Wholesale/retail trade	3,823	6	3,732	5
Services, media and other	5,633	8	5,142	8
Hybrid securities	597	1	609	1
Non-agency residential mortgage-backed securities	2,383	3	2,649	4
Commercial mortgage-backed securities	4,622	7	5,155	8
Asset-backed securities ("ABS")	7,661	11	7,842	11
Collateral loan obligations and loan backed-private obligations ("CLO")	10,210	15	10,890	16
Total fixed maturity available for sale securities	52,228	76	52,700	77
Fixed maturity securities, at fair value under fair value option	94	—	—	—
Equity securities (a)	293	—	341	1
Limited partnerships: (includes alternative investments with a FV of $3,636 million and $3,708 million for 2026 and 2025, respectively, net of amounts attributable to funds withheld reinsurance agreements) (b)

Private equity	2,161	3	2,079	3
Real assets	958	1	886	1
Credit	1,679	2	1,643	2
Limited partnerships	4,798	6	4,608	6
Commercial mortgage loans	3,440	5	3,025	4
Residential mortgage loans	5,276	8	4,424	6
Other (primarily derivatives, company owned life insurance and unconsolidated owned distribution investments) (includes alternative investments with a FV of $434 million and $428 million for 2026 and 2025, respectively, net of amounts attributable to funds withheld reinsurance agreements) (b)	3,058	4	2,859	4
Short term investments	545	1	1,043	2
Total investments	$69,732	100%	$69,000	100%

Interest and investment income (year to date and net of amounts attributable to funds withheld reinsurance agreements):
Alternative investments (b)	$145	10%	$242	9%
All other non-alternative investment income	1,296	90	2,595	91
Total US GAAP interest and investment income	$1,441	100%	$2,837	100%
(a)Includes investment grade non-redeemable preferred stocks ($167 million and $197 million at June 30, 2026 and December 31, 2025, respectively).
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

The following table summarizes the credit quality by NRSRO rating, or NAIC designation equivalent, of our fixed maturity AFS portfolio (dollars in millions) as of June 30, 2026 and December 31, 2025:

		June 30, 2026			December 31, 2025
NRSRO Rating	NAIC Designation	Amortized Cost	Fair Value	Fair Value Percent	Amortized Cost	Fair Value	Fair Value Percent
AAA/AA/A	1	$33,084	$31,242	60%	$34,360	$32,738	62%
BBB	2	19,346	18,445	35	18,300	17,524	34
BB	3	1,936	1,828	4	1,705	1,660	3
B	4	491	448	1	495	464	1
CCC	5	138	123	—	127	107	—
CC and lower	6	211	142	—	305	207	—
Total		$55,206	$52,228	100%	$55,292	$52,700	100%

The following table shows the composition of our invested assets and cash and cash equivalents (in millions) at carrying value as of June 30, 2026 and December 31, 2025, a portion of which represent funds withheld backing reserves as part of coinsurance with funds withheld reinsurance arrangements.

	June 30, 2026			December 31, 2025
Invested Assets	Investments excluding Funds Withheld	Funds Withheld	Total	Investments excluding Funds Withheld	Funds Withheld	Total
Fixed maturities, AFS	$37,215	$15,013	$52,228	$40,170	$12,530	$52,700
Fixed maturity securities, at fair value under fair value option	94	—	94	—	—	—
Equity securities	233	60	293	281	60	341
Derivative instruments	1,162	143	1,305	1,093	55	1,148
Mortgage loans	8,689	576	9,265	7,826	65	7,891
Investments in unconsolidated affiliates	4,111	954	5,065	4,126	752	4,878
Other long-term investments	1,315	—	1,315	1,294	—	1,294
Policy loans	170	1	171	146	1	147
Short-term investments	545	—	545	1,043	—	1,043
Total invested assets	53,534	16,747	70,281	55,979	13,463	69,442
Cash and cash equivalents	1,575	528	2,103	784	702	1,486
Total invested assets and cash and cash equivalents	$55,109	$17,275	$72,384	$56,763	$14,165	$70,928
Investment Concentrations

The tables below present the top ten structured security and industry categories of our fixed maturity and equity securities including the fair value and percent of total fixed maturity and equity securities fair value as of June 30, 2026 and December 31, 2025 (dollars in millions).

	June 30, 2026
Top 10 Concentrations	Fair Value	Percent of Total Fair Value
CLO	$10,210	19%
ABS	7,661	15
Commercial mortgage-backed securities	4,622	9
Diversified financial services	3,659	7
Whole loan collateralized mortgage obligation	2,370	5
Banking	1,876	4
Insurance	1,748	3
Electric	1,508	3
Municipal	1,327	2
Pipelines	1,179	2
Total	$36,160	69%

	December 31, 2025
Top 10 Concentrations	Fair Value	Percent of Total Fair Value
CLO	$10,890	21%
ABS	7,842	15
Commercial mortgage-backed securities	5,155	10
Diversified financial services	4,161	8
Whole loan collateralized mortgage obligation	2,630	5
Banking	2,246	4
Insurance	1,902	4
Electric	1,413	3
Municipal	1,355	2
Pipelines	945	2
Total	$38,539	74%

The amortized cost and fair value of fixed maturity AFS securities by contractual maturities as of June 30, 2026, (in millions) are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	June 30, 2026
	Amortized Cost	Fair Value
Corporate, Non-structured Hybrids, Municipal, Foreign and U.S. Government securities:
Due in one year or less	$616	$612
Due after one year through five years	3,856	3,844
Due after five years through ten years	4,340	4,274
Due after ten years	19,693	17,263
Subtotal	28,505	25,993
Other securities, which provide for periodic payments:
Asset-backed securities	18,133	17,871
Commercial-mortgage-backed securities	4,804	4,622
Residential mortgage-backed securities	3,764	3,742
Subtotal	26,701	26,235
Total fixed maturity available-for-sale securities	$55,206	$52,228

Non-Agency RMBS Exposure

Our investment in non-agency RMBS securities is predicated on the conservative and adequate cushion between purchase price and NAIC 1 rating, general lack of sensitivity to interest rates, positive convexity to prepayment rates and correlation between the price of the securities and the unfolding recovery of the housing market.

The fair value of our investments in subprime securities and Alternative-A (“Alt-A") RMBS securities were $4 million and $46 million as of June 30, 2026, respectively, and $4 million and $48 million as of December 31, 2025, respectively. As of June 30, 2026 and December 31, 2025, approximately 96% and 92%, respectively, of the subprime and Alt-A RMBS exposures were rated NAIC 2 or higher.

ABS and CLO Exposures

Our ABS exposures are largely diversified by underlying collateral and issuer type. Our CLO exposures are generally senior tranches of CLOs which have leveraged loans as their underlying collateral.

As of June 30, 2026, the CLO and ABS positions were trading at a net unrealized loss of $50 million and a net unrealized loss of $199 million, respectively. As of December 31, 2025, the CLO and ABS positions were trading at a net unrealized gain of $42 million and a net unrealized loss of $133 million, respectively.

The following table summarizes the credit quality by NRSRO rating, or NAIC designation equivalent, of our AFS ABS portfolio (dollars in millions) as of June 30, 2026 and December 31, 2025.

		June 30, 2026		December 31, 2025
		Fair Value	Percent	Fair Value	Percent
NRSRO Rating	NAIC Designation
AAA/AA/A	1	$5,143	67%	$5,457	70%
BBB	2	2,146	28	2,018	26
BB	3	199	3	190	2
B	4	55	1	17	—
CCC	5	16	—	10	—
CC and lower	6	102	1	150	2
Total		$7,661	100%	$7,842	100%

The following table summarizes the credit quality by NRSRO rating, or NAIC designation equivalent, of our AFS CLO portfolio (dollars in millions) as of June 30, 2026 and December 31, 2025.

		June 30, 2026		December 31, 2025
		Fair Value	Percent	Fair Value	Percent
NRSRO Rating	NAIC Designation
AAA/AA/A	1	$6,828	67%	$7,366	67%
BBB	2	2,351	23	2,466	23
BB	3	791	8	835	8
B	4	209	2	196	2
CCC	5	—	—	—	—
CC and lower	6	31	—	27	—
Total		$10,210	100%	$10,890	100%

Municipal Bond Exposure

The following table summarizes our municipal bond exposure as of June 30, 2026 and December 31, 2025 (in millions).

	June 30, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
General obligation bonds	$211	$176	$221	$186
Special revenue bonds	1,310	1,138	1,325	1,156
Certificate participations	16	13	16	13
Total	$1,537	$1,327	$1,562	$1,355

Across all municipal bonds, the largest issuer represented 5% and 4% respectively, of the category and less than 1% of the total portfolio for both June 30, 2026 and December 31, 2025, and is rated NAIC 1 as of June 30, 2026. Our focus within municipal bonds is on NAIC 1 rated instruments, with 99% and 98% respectively, of our municipal bond exposure rated NAIC 1 as of June 30, 2026 and December 31, 2025.

Mortgage Loans

Commercial Mortgage Loans

We diversify our commercial mortgage loans (“CMLs”) portfolio by geographic region and property type to attempt to reduce concentration risk. We continuously evaluate CMLs based on relevant current information to ensure properties are performing at a level to secure the related debt. Loan-to-value (“LTV”) and debt-service coverage (“DSC”) ratios are utilized to assess the risk and quality of CMLs. As of June 30, 2026 and December 31, 2025, our mortgage loans on real estate portfolio had a weighted average DSC ratio of 2.1 times and 2.3 times, respectively, and a weighted average LTV ratio of 56% and 57%, respectively.

We consider a CML delinquent when a loan payment is greater than 30 days past due. For mortgage loans that are determined to require foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell at the point of foreclosure. As of June 30, 2026 and December 31, 2025, we had one CML that was delinquent in principal or interest payments. We had no CMLs in the process of foreclosure as of June 30, 2026 and December 31, 2025. See Note C - Investments to the unaudited Condensed Consolidated Financial Statements included in this report for additional information on our CMLs, including our distribution by property type, geographic region, LTV and DSC ratios.

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

Unrealized Losses

The amortized cost and fair value of the fixed maturity AFS securities and the equity securities that were in an unrealized loss position as of June 30, 2026 and December 31, 2025, were as follows (dollars in millions):

	June 30, 2026
	Number of Securities	Amortized Cost	Allowance for Expected Credit Losses	Unrealized Losses	Fair Value
Fixed maturity securities, available for sale:
United States Government full faith and credit	33	$180	$—	$(2)	$178
United States Government sponsored agencies	80	937	—	(5)	932
United States municipalities, states and territories	175	1,419	—	(213)	1,206
Foreign Governments	47	253	—	(41)	212
Corporate securities:
Finance, insurance and real estate	987	5,444	—	(529)	4,915
Manufacturing, construction and mining	220	976	—	(125)	851
Utilities, energy and related sectors	706	3,212	—	(466)	2,746
Wholesale/retail trade	748	2,856	—	(435)	2,421
Services, media and other	914	4,852	—	(853)	3,999
Hybrid securities	40	443	—	(23)	420
Non-agency residential mortgage-backed securities	292	1,001	—	(70)	931
Commercial mortgage-backed securities	337	2,248	(50)	(154)	2,044
Asset-backed securities	992	7,571	(11)	(352)	7,208
Total fixed maturity available for sale securities	5,571	31,392	(61)	(3,268)	28,063
Equity securities	22	311	—	(93)	218
Total investments	5,593	$31,703	$(61)	$(3,361)	$28,281

	December 31, 2025
	Number of Securities	Amortized Cost	Allowance for Expected Credit Losses	Unrealized Losses	Fair Value
Fixed maturity securities, available for sale:
United States Government full faith and credit	23	$346	$—	$(2)	$344
United States Government sponsored agencies	49	29	—	(2)	27
United States municipalities, states and territories	174	1,424	—	(211)	1,213
Foreign Governments	38	188	—	(35)	153
Corporate securities:
Finance, insurance and real estate	719	4,854	(17)	(514)	4,323
Manufacturing, construction and mining	169	993	—	(124)	869
Utilities, energy and related sectors	561	2,740	—	(464)	2,276
Wholesale/retail trade	546	2,613	—	(438)	2,175
Services, media and other	707	4,265	—	(816)	3,449
Hybrid securities	40	456	—	(22)	434
Non-agency residential mortgage-backed securities	193	652	(1)	(68)	583
Commercial mortgage-backed securities	267	1,942	(59)	(139)	1,744
Asset-backed securities	569	7,231	(23)	(256)	6,952
Total fixed maturity available for sale securities	4,055	27,733	(100)	(3,091)	24,542
Equity securities	23	304	—	(89)	215
Total investments	4,078	$28,037	$(100)	$(3,180)	$24,757
The gross unrealized loss position on the fixed maturity available-for-sale and equity portfolio was $3,361 million and $3,180 million as of June 30, 2026 and December 31, 2025, respectively. Most components of the portfolio exhibited price depreciation caused primarily by higher treasury rates. The total amortized cost of all securities in an unrealized loss position was $31,703 million and $28,037 million as of June 30, 2026 and December 31, 2025, respectively. The average market value/book value of the investment category with the largest unrealized loss position was 82% and 81% for services, media and other as of June 30, 2026 and December 31, 2025, respectively. In the aggregate, services, media and other represented 25% and 26% of the total unrealized loss position for June 30, 2026 and December 31, 2025, respectively.

The amortized cost and fair value of fixed maturity available for sale securities under watch list analysis and the number of months in a loss position with investment grade securities (NRSRO rating of BBB/Baa or higher) as of June 30, 2026 and December 31, 2025, were as follows (dollars in millions):

	June 30, 2026
	Number of Securities	Amortized Cost	Fair Value	Allowance for Credit Loss	Gross Unrealized Losses
Investment grade:
Less than six months	2	$5	$5	$—	$—
Six months or more and less than twelve months	—	—	—	—	—
Twelve months or greater	82	1,111	719	—	(392)
Total investment grade	84	1,116	724	—	(392)

Below investment grade:
Less than six months	2	6	6	—	—
Six months or more and less than twelve months	1	6	6	—	—
Twelve months or greater	12	205	147	—	(58)
Total below investment grade	15	217	159	—	(58)
Total	99	$1,333	$883	$—	$(450)

	December 31, 2025
	Number of Securities	Amortized Cost	Fair Value	Allowance for Credit Loss	Gross Unrealized Losses
Investment grade:
Less than six months	—	$—	$—	$—	$—
Six months or more and less than twelve months	—	—	—	—	—
Twelve months or greater	80	1,159	750	—	(409)
Total investment grade	80	1,159	750	—	(409)

Below investment grade:
Less than six months	3	35	17	(18)	—
Six months or more and less than twelve months	2	33	32	—	(1)
Twelve months or greater	7	119	94	—	(25)
Total below investment grade	12	187	143	(18)	(26)
Total	92	$1,346	$893	$(18)	$(435)

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

There were 72 and 71 structured securities with a fair value of $361 million and $237 million, respectively to which we had potential credit exposure as of June 30, 2026 and December 31, 2025, respectively. Our analysis of these structured securities, which included cash flow testing, resulted in allowances for expected credit losses of $71 million and $86 million as of June 30, 2026 and December 31, 2025, respectively.

Exposure to Sovereign Debt and Certain Other Exposures

Our investment portfolio had an immaterial amount of direct exposure to European sovereign debt as of June 30, 2026 and December 31, 2025, respectively. We have no exposure to investments in Russia or Ukraine and de minimis investments in peripheral countries in the region.

Interest and Investment Income

For discussion regarding our interest and investment income and recognized gains and (losses), net, refer to Note C - Investments to the unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

AFS Securities

For additional information regarding our AFS securities, including the amortized cost, gross unrealized gains (losses), and fair value as well as the amortized cost and fair value of fixed maturity AFS securities by contractual maturities, as of June 30, 2026 and December 31, 2025, refer to Note C - Investments to the unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

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

Liquidity and Capital Resources

Liquidity refers to the ability of an enterprise to generate adequate amounts of cash from its normal operations to meet cash requirements with a prudent margin of safety. Our principal sources of cash flow from operating activities are annuity considerations, insurance premiums, and fees and investment income. We also generate cash inflows from investing activities resulting from maturities and sales of invested assets and from financing activities including inflows on our investment-type products, proceeds from borrowing activities and issuances of common and preferred stock. Our operating activities provided cash of $2,230 million and $2,576 million for the six months ended June 30, 2026 and 2025, respectively. When considering our liquidity and cash flow, it is important to distinguish between the needs of our insurance subsidiaries and the needs of the holding company, F&G Annuities & Life, Inc. As a holding company with no operations of its own, F&G Annuities & Life, Inc. derives its cash primarily from its insurance subsidiaries and CF Bermuda Holdings Ltd. (“CF Bermuda”), a Bermuda exempted limited liability company and a wholly owned direct subsidiary of the Company, a downstream holding company that provides additional sources of liquidity. Dividends from our insurance subsidiaries flow through CF Bermuda to F&G Annuities & Life, Inc. F&G Cayman Re, a licensed class D insurer in the Cayman Islands and a wholly owned direct subsidiary of the Company, could also provide dividends directly to F&G Annuities & Life, Inc.

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

Cash Requirements. Our current cash requirements include personnel costs, operating expenses, benefit payments, funding agreement payments, taxes, payments of interest and principal on our debt, capital expenditures, business acquisitions, stock repurchases and dividends on our common and preferred stock. During the first six months of 2026, we paid common and preferred dividends of approximately $75 million. During the first six months of 2025, we paid common dividends and preferred dividends of approximately $65 million.

On August 5, 2026, our Board of Directors declared a quarterly cash dividend of $0.8594 per share of FNF Preferred Stock (liquidation preference of $50.00 per share) for the period from July 15, 2026 to and excluding October 15, 2026, to be payable on October 15, 2026, to FNF Preferred Stock record holders on October 1, 2026. On August 5, 2026, our Board of Directors also declared a quarterly cash dividend of $0.25 per share of F&G common stock, payable on September 30, 2026, to F&G common shareholders of record as of September 16, 2026.

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
On March 16, 2026, F&G’s Board of Directors approved a new three-year stock repurchase program, effective March 16, 2026, under which the Company may repurchase up to $100 million of F&G common stock through March 31, 2029 (the “2026 Repurchase Program”). In 2023, F&G’s Board of Directors approved a three-year stock repurchase program under which the Company may repurchase up to $50 million of F&G common stock through November 6, 2026 (the "2023 Repurchase Program" and together with the 2026 Repurchase Program, the "Repurchase Programs"). The following summarizes the repurchases for the three and six months ended June 30, 2026, pursuant to the Repurchase Programs.

	Three months ended June 30, 2026	Six months ended June 30, 2026

Total number of shares purchased (in millions)	3.33	4.52
Average price paid per share	$27.27	$26.44
Total cost of shares purchased (in millions)	$91	$120

The total remaining authorization of F&G common stock that may yet be purchased under the 2023 and 2026 Repurchase Programs at June 30, 2026 totaled approximately $0 million and $12 million, respectively. Purchases under the Repurchase Programs may be made from time to time by the Company in the open market at prevailing market prices or in privately negotiated transactions. All purchases are currently planned to be held as Treasury Stock. The extent to which the Company repurchases its shares, and the timing of such purchases, will depend upon a variety of factors, including market conditions, regulatory requirements and other considerations, as determined by the Company.
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

Dividend and Other Distribution Payment Limitations

The insurance laws of Iowa and New York regulate the amount of dividends that may be paid in any year by FGL Insurance and FGL NY Insurance, respectively. For the six months ended June 30, 2026, FGL Insurance did not pay dividends to its parent, Fidelity & Guaranty Life Holdings, Inc. (“FGLH”). FGL Insurance’s maximum ordinary dividend capacity for 2026 is $0. FGL NY Insurance has historically not paid dividends. Under the laws of the State of Vermont, Raven Re and Corbeau Re cannot pay dividends out of, or other distribution with respect to, capital or surplus, without prior approval. Likewise, the insurance laws of the Cayman Islands require that, among other things, F&G Cayman Re maintain minimum levels of statutory capital, surplus and liquidity, meet solvency standards, submit to periodic examinations of its financial condition and restrict payments of dividends and reductions of capital and, prior to the sale in the first quarter of 2026, those of Bermuda limited the maximum amount of annual dividends and distributions that may be paid or distributed by F&G Life Re without prior regulatory approval. Please refer to Note O - Insurance Subsidiary Financial Information and Regulatory Matters included in Part I - Item I of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2025 for additional details on risk-based capital, statutory capital and dividend and other distribution payment limitations.

Cash Flow from our Operations

Cash flow from our operations will be used for general corporate purposes including to reinvest in operations, repay debt, pay dividends, repurchase stock, pursue other strategic initiatives and/or conserve cash.

As of June 30, 2026 and December 31, 2025, we had Cash and cash equivalents of $2,103 million and $1,486 million, respectively, and short term investments of $545 million and $1,043 million, respectively. As of June 30, 2026 we had $750 million of remaining capacity under our Revolving Credit Facility and $200 million of capacity under our revolving credit facility with FNF (the “FNF Credit Facility”). Refer to Financing Arrangements below and Note L - Notes Payable of the unaudited Condensed Consolidated Financial Statements in Part I - Item 1 of this Quarterly Report on Form 10-Q for further information regarding our borrowings.

Operating Cash Flow. Our cash flows provided by operations for the six months ended June 30, 2026 and 2025, were $2,230 million and $2,576 million, respectively. Cash provided by operations for the six months ended June 30, 2026 and 2025 included approximately $200 million and $500 million of net cash received for PRT transactions, respectively, included in the change in future policy benefits.

Investing Cash Flows. Our cash used in investing activities for the six months ended June 30, 2026 and 2025, were $831 million and $4,273 million, respectively, primarily reflecting net purchases of investments. Cash used in investing activities for the six months ended June 30, 2026 also included a net cash inflow of $88 million from the sale of F&G Life Re.

Financing Cash Flows. Our cash flows (used in) provided by financing activities for the six months ended June 30, 2026 and 2025, were $(782) million and $1,317 million, respectively and reflected net contractholder withdrawals in 2026, as compared to net contractholder deposits in 2025. Cash used in financing activities for the six months ended June 30, 2026 also included dividend payments of approximately $75 million and purchases of treasury stock of approximately $123 million. Cash provided by financing activities for the six months ended June 30, 2025 included borrowing proceeds of $375 million, and proceeds of $269 million from the issuance of F&G Common Stock, partially offset by the $300 million redemption of the 5.50% F&G Senior Notes and dividend payments of approximately $65 million.

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

We have unfunded commitments as of June 30, 2026 based upon the timing of when investments and agreements are executed or signed compared to when the actual commitments are funded or closed. Some investments require that funding occur over a period of months or years. Please refer to Note C - Investments and Note N - Commitments and Contingencies to the unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional details on unfunded commitments.

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

Our borrowing capacity under these credit facilities does not have an expiration date as long as we maintain a satisfactory level of creditworthiness based on the FHLB’s credit assessment. As of June 30, 2026 and December 31, 2025, we had $3,303 million and $2,899 million, respectively, in FHLB non-putable funding agreements included under contractholder funds on our unaudited Condensed Consolidated Balance Sheets. As of June 30, 2026 and December 31, 2025, we had assets with a fair value of approximately $5,439 million and $4,621 million, respectively, which collateralized the FHLB funding agreements. Assets pledged to the FHLB are primarily included in fixed maturities, AFS, on our unaudited Condensed Consolidated Balance Sheets.

Collateral-Derivative Contracts. Under the terms of our ISDA agreements, we may receive from, or deliver to, counterparties collateral to assure that all terms of the ISDA agreements will be met with regard to the Credit Support Annex (“CSA”). The terms of the CSA call for us to pay interest on any cash received equal to the federal funds rate. As of June 30, 2026 and December 31, 2025 counterparties posted collateral of $1,267 million and $1,185 million, respectively, of which $851 million and $928 million, respectively, is included in Cash and cash equivalents with an associated payable for this collateral included in Accounts payable and accrued liabilities on the unaudited Condensed Consolidated Balance Sheets. The remaining collateral represents securities collateral received that is not reported on the unaudited Condensed Consolidated Balance Sheets. Collateral requirements are monitored on a daily basis and incorporate changes in market values of both the derivatives contract as well as the collateral pledged. Market value fluctuations are due to changes in interest rates, spreads and other risk factors.

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

	Six months ended	Year ended
	June 30, 2026	December 31, 2025
Summarized Statement of Operations:
Total revenues	$—	$23
Total expenses	86	178
Income tax benefit	(16)	(31)
Net loss	$(70)	$(124)

Summarized Balance Sheet:	June 30, 2026	December 31, 2025
Investments	$162	$393
Cash and cash equivalents	86	127
Goodwill	1,669	1,725
Due from non-guarantor affiliates	56	53
Other assets	36	38
Total assets	$2,009	$2,336

Notes payable	$2,239	$2,237
Other liabilities	122	152
Total liabilities	$2,361	$2,389

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

During the six months ended June 30, 2026, there were no material changes to our market risk exposures from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, except as described below.

Interest Rate Risk

An increase in the levels of interest rates of 100 basis points, with all other variables held constant, would result in a decrease in the fair value of our fixed maturity securities and certain investments in preferred securities of approximately $3.4 billion, a net decrease in the fair value of interest rate swaps of approximately $0.3 billion and a net decrease in the combined fair value of embedded derivatives and MRBs of approximately $0.8 billion at June 30, 2026. In addition, a 100 basis points shift in interest rates for our floating rate debt and funding agreements will increase or decrease floating expense by approximately $33 million per year. As noted in our Annual Report on Form 10-K for the year ended December 31, 2025, the impact to net earnings related to the interest rate swaps, floating rate notes payable and funding agreements will be significantly offset by corresponding changes in investment income associated with our floating rate investments.

Equity Price Risk

At June 30, 2026, a 10% decrease in market prices, with all other variables held constant, would result in a net decrease in the fair value of our equity securities portfolio of approximately $29 million.

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

In the normal course of business, certain reinsurance recoverables are subject to reviews by the reinsurers. We are not aware of any material disputes arising from these reviews or other communications with the counterparties as of June 30, 2026 that would require an increase to the allowance for credit losses. For information on concentrations of reinsurance risk, refer to Note E - Reinsurance in the unaudited Condensed Consolidated Financial Statements included in Part I - Item 1 of this Quarterly Report on Form 10-Q.

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

Concentrations of Financial Instruments

Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations - Investment Portfolio - Investment Concentrations included in Item 2 of Part I of this Quarterly Report on Form 10-Q regarding the top ten investment concentrations of our fixed maturity and equity securities including the fair value and percent of total fixed maturity and equity securities fair value as of June 30, 2026 and December 31, 2025.

Refer to Note C - Investments in the unaudited Condensed Consolidated Financial Statements included in Part I - Item 1 of this Quarterly Report on Form 10-Q for our underlying investment concentrations that exceed 10% of shareholders equity as of June 30, 2026.

.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of June 30, 2026, the Company’s disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

On March 16, 2026, F&G’s Board of Directors approved a new three-year stock repurchase program, effective March 16, 2026, under which the Company may repurchase up to $100 million of F&G common stock through March 31, 2029 (the “2026 Repurchase Program”). In 2023, F&G’s Board of Directors approved a three-year stock repurchase program under which the Company may repurchase up to $50 million of F&G common stock through November 6, 2026 (the "2023 Repurchase Program" and together with the 2026 Repurchase Program, the "Repurchase Programs"). The following summarizes the repurchases for the three and six months ended June 30, 2026, pursuant to the Repurchase Programs.

	Three months ended June 30, 2026	Six months ended June 30, 2026
Total number of shares purchased (in millions)	3.33	4.52
Average price paid per share	$27.27	$26.44
Total cost of shares purchased (in millions)	$91	$120

The total remaining authorization of F&G common stock that may yet be purchased under the 2023 and 2026 Repurchase Programs at June 30, 2026 totaled approximately $0 and $12 million, respectively. Purchases may be made from time to time by the Company in the open market at prevailing market prices or in privately negotiated transactions. All purchases are currently planned to be held as Treasury Stock. The extent to which the Company repurchases its shares, and the timing of such purchases, will depend upon a variety of factors, including market conditions, regulatory requirements and other considerations, as determined by the Company.

On March 30, 2026, we adopted a Rule 10b-18 and 10b5-1 trading plan which allowed the Company to purchase shares of our common stock under our announced repurchase programs during certain restricted blackout periods. The Plan terminated on May 30, 2026.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
04/1/2026 -04/30/2026	1,825,230	$26.44	1,825,230	$55
05/1/2026 - 05/31/2026	1,500,034	28.27	1,500,034	12
06/1/2026 - 6/30/2026	—	—	—	12
Total	3,325,264	$27.27	3,325,264	$12

(a)As of the last day of the applicable month, in millions.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information

During the three months ended June 30, 2026, no director or executive officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

On March 30, 2026, F&G entered into a written trading plan (the “Plan”), in accordance with Rule 10b5‑1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for the purpose of repurchasing shares of the Company’s common stock, par value $0.001 (the “Common Stock”) pursuant to one or more share repurchase programs previously authorized by the Company’s Board of Directors.

Under the Plan, beginning no earlier than April 7, 2026, the broker could effect repurchases of the Company’s Common Stock on the Company’s behalf in the open market, subject to specified price parameters, daily volume limitations, and other conditions set forth in the Plan and in accordance with Rule 10b‑18 and Rule 10b5‑1 under the Exchange Act. The Plan provided for repurchases to be made based on a tiered structure tied to the market price of the Common Stock and grants the broker discretion over the execution of transactions. The Plan was designed to permit repurchases at times when the Company might otherwise be prevented from doing so under applicable insider trading laws.

The Plan terminated on May 30, 2026. The actual number of shares repurchased, if any, and the timing and amount of any such repurchases were dependent on the terms and conditions of the Plan, including the market price of the Common Stock. The Company was not obligated to repurchase any shares under the Plan, and there was no assurance that any particular amount of shares of the Common Stock would be repurchased. Refer to Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities for further information regarding share repurchases.

On June 16, 2026, F&G announced that Chris Blunt would retire from his role as Chief Executive Officer of F&G to focus on his roles as a Director of F&G and Chief Executive Officer of subsidiary Peak Altitude Equity, LLC (Peak Altitude). Conor Murphy, President and Chief Financial Officer, assumed a broader role as Chief Executive Officer and President. These changes were effective June 30, 2026. Additionally, Michael Bailey joined the Company as Executive Vice President, Chief Financial Officer effective August 3, 2026, and Mark Wiltse, F&G’s Chief Accounting Officer, served as Interim Chief Financial Officer until August 3, 2026.

Effective August 10, 2026, Wendy J.B. Young will transition from her role as Executive Vice President, Chief Liability Officer of F&G and will assume a senior advisory role reporting to Conor Murphy, Chief Executive Officer and President, at which time she will no longer serve as a designated Section 16 executive officer of the Company. Ms. Young will retire from the Company on April 30, 2027, after more than 25 years of service. Ms. Young’s transition and retirement are not a result of any dispute or disagreement with the Company or its board of directors.

In recognition of Ms. Young’s significant contributions to the Company and her continued service to the Company in an advisory role, effective upon her retirement on April 30, 2027, the Company will accelerate the vesting of 22,080 restricted shares of F&G’s common stock issued to Ms. Young that are scheduled to vest during fiscal year 2027. On April 30, 2027, the Company will also pay Ms. Young a lump sum cash payment equal to $550 thousand in accordance with the terms of her employment agreement dated November 13, 2013.

Item 6. Exhibits

The following is a list of exhibits filed or incorporated by reference as a part of this Quarterly Report on Form 10-Q.

Exhibit No.	Description of Exhibits
10.1
Director Services Agreement between Christopher Blunt and the Company, effective June 30, 2026 (incorporated by reference to Exhibit No. 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on June 16, 2026).

10.2
Amendment No. 2 to Employment Agreement between Conor Murphy and the Company, effective June 30, 2026 (incorporated by reference to Exhibit No. 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on June 16, 2026).

10.3
Employment Agreement between Michael Bailey and the Company, effective August 3, 2026 (incorporated by reference to Exhibit No. 10.3 to the Company’s Current Report on Form 8-K, filed with the Commission on June 16, 2026).

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

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

F&G Annuities & Life, Inc.
(Registrant)

Date:	August 6, 2026	By:	/s/ Michael Bailey
Michael Bailey
Executive Vice President, Chief Financial Officer
(on behalf of the Registrant and as Principal Financial Officer and Principal Accounting Officer)