Form 10-Q
period 2026-09-30
F&G Annuities & Life, Inc.
filed 2026-11-06
CIK 1934850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
The registrant had outstanding 130,944,220 shares of common stock as of October 31, 2026.

FORM 10-Q
QUARTERLY REPORT
Quarter Ended September 30, 2026

F&G ANNUITIES & LIFE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except share data)

	September 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Investments:
Fixed maturity securities available for sale, at fair value, net of allowance for credit losses of $71 in 2026 and $104 in 2025 (amortized cost: $55,495 in 2026 and $55,292 in 2025)	$50,712	$52,700
Fixed maturity securities, at fair value under fair value option (related to investments held by consolidated variable interest entities ("VIE's"))	78	—
Equity securities, at fair value	271	341
Derivative investments	1,126	1,148
Mortgage loans, net of allowance for credit losses of $120 in 2026 and $86 in 2025	10,246	7,891
Investments in unconsolidated affiliates (2026 and 2025 include $284 and $262 related to investments held by consolidated VIEs and 2026 and 2025 include certain investments at fair value of $256 and $270)	5,150	4,878
Other long-term investments (2026 and 2025 include $296 and $248 related to investments held by consolidated VIEs)	1,366	1,294
Policy loans	186	147
Short-term investments (2026 and 2025 include $43 and $116 related to investments held by consolidated VIEs)	724	1,043
Total investments	69,859	69,442
Cash and cash equivalents (2026 and 2025 include $1 and $2 related to investments held by consolidated VIEs)	1,560	1,486
Reinsurance recoverable, net of allowance for credit losses of $20 in 2026 and $18 in 2025	21,938	17,545
Goodwill	2,129	2,180
Prepaid expenses and other assets (certain assets held at fair value of $0 in 2026 and $24 in 2025)	1,105	1,052
Other intangible assets, net	6,707	6,275
Market risk benefits asset	343	285
Income taxes receivable	45	83
Deferred tax asset, net	124	82
Total assets	$103,810	$98,430
LIABILITIES AND EQUITY
Liabilities:
Contractholder funds	$65,069	$62,726
Future policy benefits	10,241	10,755
Market risk benefits liability	906	903
Accounts payable and accrued liabilities	3,059	2,701
Notes payable	2,240	2,237
Funds withheld for reinsurance liabilities	17,837	14,191
Total liabilities	99,352	93,513
Equity:
Preferred stock $0.001 par value; 2026 and 2025 shares authorized 25,000,000: outstanding and issued 5,000,000	—	—
Common stock, $0.001 par value; 2026 and 2025 shares authorized 500,000,000; outstanding of 130,950,360 and 135,610,292; and issued of 137,014,559 and 137,056,106	—	—
Additional paid-in-capital	3,774	3,764
Retained earnings	3,368	2,568
Accumulated other comprehensive income (loss) ("AOCI")	(2,605)	(1,488)
Treasury stock, at cost (6,064,199 shares and 1,445,814 shares as of September 30, 2026 and December 31, 2025, respectively)	(163)	(40)
Total F&G Annuities & Life, Inc. shareholders' equity	4,374	4,804
Non-controlling interests	84	113
Total equity	4,458	4,917
Total liabilities and equity	$103,810	$98,430
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

F&G ANNUITIES & LIFE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars and shares in millions, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(Unaudited)		(Unaudited)
Revenues
Life insurance premiums and other fees	$330	$711	$1,203	$1,808
Interest and investment income	698	748	2,139	2,096
Owned distribution revenues	20	24	56	63
Recognized gains and (losses), net	83	211	341	(1)
Total revenues	1,131	1,694	3,739	3,966
Benefits and expenses
Benefits and other changes in policy reserves (remeasurement gains (losses)) (a)	26	1,181	1,659	2,698
Market risk benefit (gains) losses	(167)	43	(62)	148
Depreciation and amortization	191	180	539	491
Personnel costs	73	79	210	223
Other operating expenses	30	38	104	121
Interest expense	42	42	124	123
Total benefits and expenses	195	1,563	2,574	3,804
Earnings before income taxes	936	131	1,165	162
Income tax expense	195	11	250	21
Net earnings	741	120	915	141
Less: Non-controlling interests	1	2	3	4
Net earnings attributable to F&G	740	118	912	137
Less: Preferred stock dividend	4	4	13	13
Net earnings attributable to F&G common shareholders	$736	$114	$899	$124

Earnings per share
Basic
Net earnings per share attributable to F&G common shareholders, basic	$5.71	$0.86	$6.86	$0.95
Diluted
Net earnings per share attributable to F&G common shareholders, diluted	$5.48	$0.85	$6.66	$0.94

Weighted average shares outstanding F&G common stock, basic basis	129	133	131	131
Weighted average shares outstanding F&G common stock, diluted basis	135	139	137	132

(a)The remeasurement gains for the three and nine months ended September 30, 2026 were $11 million and $19 million, respectively. The remeasurement (losses) gains for the three and nine months ended September 30, 2025 were $(2) million and $30 million, respectively.
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

F&G ANNUITIES & LIFE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(Unaudited)		(Unaudited)
Net earnings	$741	$120	$915	$141
Other comprehensive income (loss), net:
Changes in current discount rate - future policy benefits	484	(128)	637	(260)
Changes in instrument-specific credit risk - market risk benefits	17	(26)	27	(31)
Unrealized gain (loss) on investments and other financial instruments	(1,471)	437	(1,922)	813
Unrealized gain (loss) on foreign currency translation	(9)	1	(22)	16
Reclassification adjustments for change in unrealized gains and losses included in net earnings	32	10	163	9
Other comprehensive income (loss)	(947)	294	(1,117)	547
Comprehensive income (loss)	(206)	414	(202)	688
Less: Comprehensive income attributable to non-controlling interests	1	2	3	4
Comprehensive income (loss) attributable to F&G	$(207)	$412	$(205)	$684
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

F&G ANNUITIES & LIFE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in millions, except per share data)
(Unaudited)

	F&G Annuities & Life, Inc. shareholders' equity
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interests	Total Equity
Balance, June 30, 2025	$—	$—	$3,747	$2,394	$(1,670)	$(33)	$119	$4,557
Stock-based compensation	—	—	8	—	—	—	—	8
Preferred stock dividends declared	—	—	—	(4)	—	—	—	(4)
Common stock dividends declared	—	—	—	(30)	—	—	—	(30)
Dividends declared and distribution to non-controlling interests	—	—	—	—	—	—	(5)	(5)
Other comprehensive income	—	—	—	—	294	—	—	294
Net earnings	—	—	—	118	—	—	2	120
Balance, September 30, 2025	$—	$—	$3,755	$2,478	$(1,376)	$(33)	$116	$4,940

	F&G Annuities & Life, Inc. shareholders' equity
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interests	Total Equity
Balance, June 30, 2026	$—	$—	$3,765	$2,665	$(1,658)	$(163)	$85	$4,694
Stock-based compensation	—	—	9	—	—	—	—	9
Preferred stock dividends declared	—	—	—	(4)	—	—	—	(4)
Common stock dividends declared	—	—	—	(33)	—	—	—	(33)
Dividends declared and distribution to non-controlling interests	—	—	—	—	—	—	(2)	(2)
Other comprehensive income (loss)	—	—	—	—	(947)	—	—	(947)
Net earnings	—	—	—	740	—	—	1	741
Balance, September 30, 2026	$—	$—	$3,774	$3,368	$(2,605)	$(163)	$84	$4,458
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

F&G ANNUITIES & LIFE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(Dollars in millions, except per share data)
(Unaudited)

	F&G Annuities & Life, Inc. shareholders' equity
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interests	Total Equity
Balance, January 1, 2025	$—	$—	$3,464	$2,440	$(1,923)	$(30)	$125	$4,076
Treasury stock purchased	—	—	—	—	—	(3)	—	(3)
Stock-based compensation	—	—	22	—	—	—	—	22
Issuance of common stock	—	—	269	—	—	—	—	269
Preferred stock dividends declared	—	—	—	(13)	—	—	—	(13)
Common stock dividends declared	—	—	—	(86)	—	—	—	(86)
Dividends declared and distributions to non-controlling interests	—	—	—	—	—	—	(13)	(13)
Other comprehensive income	—	—	—	—	547	—	—	547
Net earnings	—	—	—	137	—	—	4	141
Balance, September 30, 2025	$—	$—	$3,755	$2,478	$(1,376)	$(33)	$116	$4,940

	F&G Annuities & Life, Inc. shareholders' equity
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interests	Total Equity
Balance, January 1, 2026	$—	$—	$3,764	$2,568	$(1,488)	$(40)	$113	4,917
Exchange of note receivable for incremental share in consolidated subsidiary	—	—	(16)	—	—	—	(20)	(36)
Treasury stock purchased	—	—	—	—	—	(123)	—	(123)
Stock-based compensation	—	—	26	—	—	—	—	26
Preferred stock dividends declared	—	—	—	(13)	—	—	—	(13)
Common stock dividends declared	—	—	—	(99)	—	—	—	(99)
Dividends declared and distributions to non-controlling interests	—	—	—	—	—	—	(12)	(12)
Other comprehensive income (loss)	—	—	—	—	(1,117)	—	—	(1,117)
Net earnings	—	—	—	912	—	—	3	915
Balance, September 30, 2026	$—	$—	$3,774	$3,368	$(2,605)	$(163)	$84	$4,458
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

F&G ANNUITIES & LIFE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Nine months ended September 30,
	2026	2025
	(Unaudited)
Cash Flows from Operating Activities:
Net earnings	$915	$141
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	539	491
(Gain) loss on sales of investments and other assets and asset impairments, net	267	176
(Gain) on sale of F&G Life Re	(7)	—
Interest credited/index credits to contractholder account balances	871	337
Change in market risk benefits, net	(62)	148
Deferred policy acquisition costs and deferred sales inducements	(922)	(956)
Charges assessed to contractholders for mortality and administration	(344)	(248)
Distributions from unconsolidated affiliates, return on investment	124	120
Stock-based compensation cost	26	22
Change in NAV of limited partnerships, net	(292)	(231)
Change in valuation of derivatives, equity and preferred securities and other assets, net	(601)	(179)
Changes in assets and liabilities, net of effects from acquisitions:
Change in reinsurance recoverable	92	3
Change in derivative collateral	(370)	144
Change in future policy benefits	292	978
Change in funds withheld from reinsurers	2,558	2,648
Net change in income taxes	254	(21)
Net change in other assets and other liabilities	(128)	(60)
Net cash provided by operating activities	3,212	3,513
Cash Flows from Investing Activities:
Proceeds from sales, calls and maturities of investments	14,690	9,592
Additions to property and equipment and capitalized software	(7)	(12)
Purchases of investment securities	(16,908)	(16,070)
Net proceeds from sales, maturities and purchases of short-term investment securities	325	1,653
Other acquisitions/disposals, net of cash acquired	88	—
Additional investments in unconsolidated affiliates	(820)	(1,597)
Net increase in policy loans	(39)	(32)
Distributions from unconsolidated affiliates, return of investment	507	330
Net change in notes receivable	(13)	(6)
Net cash used in investing activities	(2,177)	(6,142)
Cash Flows from Financing Activities:
Borrowings	—	375
Debt issuance costs	—	(11)
Payment of contingent consideration for acquisitions	(7)	(10)
Repayments of outstanding debt	—	(300)
Dividends paid	(112)	(98)
Dividends and distributions paid to non-controlling interest shareholders	(12)	(13)
Purchases of treasury stock	(123)	(3)
Issuance of common stock	—	269
Contractholder account deposits	5,885	8,991
Contractholder account withdrawals	(6,592)	(6,646)
Net cash (used in) provided by financing activities	(961)	2,554
Net increase (decrease) in cash and cash equivalents	74	(75)
Cash and cash equivalents at beginning of period	1,486	2,264
Cash and cash equivalents at end of period	$1,560	$2,189
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

Recent Developments
Executive Leadership Transitions

On June 16, 2026, F&G announced that Chris Blunt would retire from his role as Chief Executive Officer of F&G to focus on his roles as a Director of F&G and Chief Executive Officer of subsidiary Peak Altitude Equity, LLC (“Peak Altitude”). Conor Murphy, current President and Chief Financial Officer, will assume a broader role as Chief Executive Officer and President. These changes became effective June 30, 2026. Additionally, Michael Bailey joined the Company as Executive Vice President, Chief Financial Officer effective August 3, 2026, and Mark Wiltse, F&G’s Chief Accounting Officer, served as Interim Chief Financial Officer until August 3, 2026.

Effective August 10, 2026, Wendy J.B. Young transitioned from her role as Executive Vice President, Chief Liability Officer of F&G and assumed a senior advisory role reporting to Conor Murphy, Chief Executive Officer and President, at which time she no longer served as a designated Section 16 executive officer of the Company. Ms.

Young will retire from the Company on April 30, 2027, after more than 25 years of service. Ms. Young’s transition and retirement are not a result of any dispute or disagreement with the Company or its board of directors.

Share Repurchase Programs

On November 5, 2026, F&G’s Board of Directors approved a new three-year stock repurchase program, effective November 5, 2026, under which the Company may repurchase up to $100 million of F&G common stock through November 30, 2029.

On March 16, 2026, F&G’s Board of Directors approved a three-year stock repurchase program, effective March 16, 2026, under which the Company may repurchase up to $100 million of F&G common stock through March 31, 2029 (the “March 2026 Repurchase Program”). In 2023, F&G’s Board of Directors approved a three-year stock repurchase program under which the Company may repurchase up to $50 million of F&G common stock through November 6, 2026 (the "2023 Repurchase Program" and together with the March 2026 Repurchase Program, the "Repurchase Programs"). There were no repurchases of shares pursuant to the Repurchase Programs for the three months ended September 30, 2026. The following summarizes the repurchases for the nine months ended September 30, 2026, pursuant to the Repurchase Programs.

Nine months ended September 30, 2026

Total number of shares purchased (in millions)	4.52
Average price paid per share	$26.44
Total cost of shares purchased (in millions)	$120

The total remaining authorization of F&G common stock that may yet be purchased under the 2023 and March 2026 Repurchase Programs at September 30, 2026 totaled approximately $0 million and $12 million, respectively.

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

F&G Life Re Ltd. (“F&G Life Re”)

On March 1, 2026, the Company completed the sale of its Bermuda based subsidiary, F&G Life Re, to Ancient Financial Holdings, LP (“Ancient”), an unrelated third party. As a result of this transaction, the Company no longer holds a controlling financial interest and deconsolidated F&G Life Re. Following the sale, F&G Life Re was renamed Ancient Re Ltd. (“Ancient Re”) and is no longer considered a related party. Blackstone retained asset management for the inforce assets, relating to certain inforce FIA policies, and Ancient manages assets under a new forward flow reinsurance agreement, effective March 1, 2026, to cede certain MYGA business. The transaction reflects F&G’s disciplined execution of risk transfer options and that we no longer needed a Bermuda operation to support our reinsurance strategy. Consideration for the sale included cash received of approximately $102 million and a 19.9% limited partnership interest in Ancient, resulting in a pre-tax gain for the three months ended March 31, 2026 of approximately $14 million. During the third quarter of 2026, the Company finalized post-closing adjustments, which decreased the pre-tax gain by $7 million, reflecting a $12 million purchase price adjustment, partially offset by a $5 million adjustment to the allocation of goodwill. The gain (loss) is recorded in Recognized gains and (losses), net on the unaudited Condensed Consolidated Statements of Operations. The calculation of the gain included derecognition of F&G Life Re’s net assets, which included attributable goodwill of approximately $56 million that was previously recognized at the consolidated level, reduced by the $5 million adjustment to the allocation of goodwill, resulting in a net impact of approximately $51 million. Refer to Note E - Reinsurance for further information.

Dividends

On November 5, 2026, our Board of Directors declared a quarterly cash dividend of $0.8594 per share of our 6.875% Series A Mandatory Convertible Preferred Stock, par value $0.001 per share, liquidation preference of $50.00 per share (“the FNF Preferred Stock”) for the period from October 15, 2026 to and excluding January 15, 2027, to be payable on January 15, 2027, to FNF Preferred Stock record holders as of January 1, 2027. On November 5, 2026, our Board of Directors also declared a quarterly cash dividend of $0.26 per share of F&G common stock, payable on December 31, 2026, to F&G common shareholders of record as of December 17, 2026. Generally, no dividends will be declared or paid on F&G common stock and no common stock can be acquired by F&G unless all preferred dividends are declared and paid on the FNF Preferred Stock.

During the three months ended September 30, 2026 and 2025, we declared cash dividends of $0.25 and $0.22, respectively, per share of common stock and $0.8594 and $0.8594, respectively, per share of FNF Preferred Stock. During the nine months ended September 30, 2026 and 2025, we declared cash dividends of $0.75 and $0.66, respectively, per share of common stock and $2.5782 and $2.5782, respectively, per share of FNF Preferred Stock.

Unconsolidated Owned Distribution Investments

We paid commissions on sales through our unconsolidated owned distribution investments and their affiliates of approximately $20 million and $12 million for the three months ended September 30, 2026 and 2025, respectively, and $52 million and $44 million for the nine months ended September 30, 2026 and 2025. The acquisition expense is deferred and amortized in Depreciation and amortization on the unaudited Condensed Consolidated Statements of Operations.

Principles of Consolidation

The Consolidated Financial Statements are prepared in accordance with GAAP and include our accounts as well as our wholly owned subsidiaries, majority-owned subsidiaries, and variable interest entities (“VIEs”) for which we are the primary beneficiary. All intercompany profits, transactions and balances have been eliminated. Non-controlling interests recorded on the unaudited Condensed Consolidated Statements of Operations represent the portion of a majority-owned subsidiary's net earnings or loss that is owned by non-controlling shareholders of the subsidiary. Non-controlling interests recorded on the Consolidated Balance Sheets represent the portion of equity in a consolidated subsidiary owned by non-controlling shareholders.

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

Other comprehensive income (loss) (“OCI”)

Changes in the balance of OCI for the three and nine months ended September 30, 2026 and 2025 by component are as follows (in millions).

	Three months ended September 30, 2026
	Unrealized gain (loss) on investments and other financial instruments, net (excluding investments in unconsolidated affiliates)	Change in current discount rate- future policy benefits	Change in instrument-specific credit risk - market risk benefits	Foreign currency translation and other (a)	Total accumulated other comprehensive income (loss)
Balance at June 30, 2026	$(2,271)	$716	$(92)	$(11)	$(1,658)
Reclassification adjustments included in net earnings (b)	32	—	—	—	32
Other comprehensive income (loss) before tax, net of reclassifications	(1,837)	612	21	(11)	(1,215)
Deferred income tax (expense) benefit	366	(128)	(4)	2	236
Balance at September 30, 2026	$(3,710)	$1,200	$(75)	$(20)	$(2,605)

	Three months ended September 30, 2025
	Unrealized gain (loss) on investments and other financial instruments, net (excluding investments in unconsolidated affiliates)	Change in current discount rate- future policy benefits	Change in instrument-specific credit risk - market risk benefits	Foreign currency translation and other (a)	Total accumulated other comprehensive income (loss)
Balance at June 30, 2025	$(2,261)	$666	$(83)	$8	$(1,670)
Reclassification adjustments included in net earnings (b)	10	—	—	—	10
Other comprehensive income (loss) before tax, net of reclassifications	548	(162)	(32)	1	355
Deferred income tax (expense) benefit	(111)	34	6	—	(71)
Balance at September 30, 2025	$(1,814)	$538	$(109)	$9	$(1,376)
(a)Other includes changes in hedging instruments.
(b)Net of income tax (expense) benefit of $(8) million and an immaterial amount for the three months ended September 30, 2026 and 2025, respectively.

	Nine months ended September 30, 2026
	Unrealized gain (loss) on investments and other financial instruments, net (excluding investments in unconsolidated affiliates)	Change in current discount rate- future policy benefits		Change in instrument-specific credit risk - market risk benefits	Foreign currency translation and other (a)	Total accumulated other comprehensive income (loss)
Balance at December 31, 2025	$(1,951)	$563		$(102)	$2	$(1,488)
Reclassification adjustments included in net earnings (b)	163	—	—	—	—	163
Other comprehensive income (loss) before tax, net of reclassifications	(2,406)	806		34	(28)	(1,594)
Deferred income tax (expense) benefit	484	(169)		(7)	6	314
Balance at September 30, 2026	$(3,710)	$1,200		$(75)	$(20)	$(2,605)

	Nine months ended September 30, 2025
	Unrealized gain (loss) on investments and other financial instruments, net (excluding investments in unconsolidated affiliates)	Change in current discount rate- future policy benefits		Change in instrument-specific credit risk - market risk benefits	Foreign currency translation and other (a)	Total accumulated other comprehensive income (loss)
Balance at December 31, 2024	$(2,637)	$798		$(78)	$(6)	$(1,923)
Reclassification adjustments included in net earnings (b)	10	—		—	(1)	9
Other comprehensive income (loss) before tax, net of reclassifications	1,020	(329)		(39)	20	672
Deferred income tax (expense) benefit	(207)	69		8	(4)	(134)
Balance at September 30, 2025	$(1,814)	$538		$(109)	$9	$(1,376)
(a)Other includes changes in hedging instruments.
(b)Net of income tax (expense) benefit of $(43) million and an immaterial amount for the nine months ended September 30, 2026 and 2025, respectively.

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

Our assets and liabilities measured and carried at fair value on a recurring basis, summarized according to the hierarchy previously described, are as follows (in millions):

	September 30, 2026
	Level 1	Level 2	Level 3	NAV	Fair Value
Assets
Cash and cash equivalents	$1,560	$—	$—	$—	$1,560
Fixed maturity securities, available-for-sale:
Asset-backed securities	—	6,642	11,207	—	17,849
Commercial mortgage-backed securities	—	4,102	4	—	4,106
Corporates	37	19,275	3,635	—	22,947
Hybrids	30	555	14	—	599
Municipals	—	1,221	3	—	1,224
Residential mortgage-backed securities	—	3,360	—	—	3,360
U.S. Government	381	—	—	—	381
Foreign Governments	—	223	23	—	246
Fixed maturity securities, at fair value under fair value option (a)	—	78	—	—	78
Equity securities:
Preferred equity securities	106	82	—	—	188
Common equity securities	36	—	—	47	83
Derivative investments	—	1,117	9	—	1,126
Investments in unconsolidated affiliates	—	—	256	—	256
Other long-term investments (a)	—	296	—	—	296
Short term investments	591	4	129	—	724
Indexed annuities/IUL ceded embedded derivatives, included in Reinsurance recoverable	—	—	947	—	947
Market risk benefits asset	—	—	343	—	343
Total financial assets at fair value	$2,741	$36,955	$16,570	$47	$56,313
Liabilities
Derivatives:
Indexed annuities/IUL embedded derivatives, included in Contractholder funds	$—	$—	$6,456	$—	$6,456
Interest rate and foreign currency swaps, included in Accounts payable and accrued liabilities	—	279	19	—	298
Reinsurance related embedded derivatives, included in Funds withheld for reinsurance liabilities	—	(545)	—	—	(545)
Contingent consideration, included in Accounts payable and accrued liabilities	—	63	—	—	63
Market risk benefits liability	—	—	906	—	906
Total financial liabilities at fair value	$—	$(203)	$7,381	$—	$7,178
(a)Includes certain interests in VIEs for which the fair value option has been elected. Refer to Note C - Investments for further details.

	December 31, 2025
	Level 1	Level 2	Level 3	NAV	Fair Value
Assets
Cash and cash equivalents	$1,486	$—	$—	$—	$1,486
Fixed maturity securities, available-for-sale:
Asset-backed securities	—	8,638	10,094	—	18,732
Commercial mortgage-backed securities	—	5,155	—	—	5,155
Corporates	40	20,086	3,124	—	23,250
Hybrids	36	558	15	—	609
Municipals	—	1,352	3	—	1,355
Residential mortgage-backed securities	—	2,842	3	—	2,845
U.S. Government	493	—	—	—	493
Foreign Governments	—	238	23	—	261
Equity securities:
Preferred equity securities	115	117	7	—	239
Common equity securities	62	—	5	35	102
Derivative investments	—	1,148	—	—	1,148
Investments in unconsolidated affiliates	—	—	270	—	270
Other long-term investments (a)	—	248	41	—	289
Short term investments	887	82	74	—	1,043
Indexed annuities/IUL ceded embedded derivatives, included in Reinsurance recoverable	—	—	399	—	399
Loan receivable, included in Prepaid expenses and other assets	—	—	24	—	24
Market risk benefits asset	—	—	285	—	285
Total financial assets at fair value	$3,119	$40,464	$14,367	$35	$57,985
Liabilities
Derivatives:
Indexed annuities/IUL embedded derivatives, included in Contractholder funds	$—	$—	$6,542	$—	$6,542
Interest rate and foreign currency swaps, included in Accounts payable and accrued liabilities	—	3	9	—	12
Reinsurance related embedded derivatives, included in Funds withheld for reinsurance liabilities	—	75	—	—	75
Contingent consideration, included in Accounts payable and accrued liabilities	—	—	72	—	72
Market risk benefits liability	—	—	903	—	903
Total financial liabilities at fair value	$—	$78	$7,526	$—	$7,604
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

We analyze the third-party valuation methodologies and related inputs to perform assessments to determine the appropriate level within the fair value hierarchy. However, we did not adjust prices received from third parties as of September 30, 2026 or December 31, 2025.

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

The fair value of the reinsurance-related embedded derivatives in our funds withheld and coinsurance reinsurance agreements are estimated based upon the change in fair value (for total return swaps), or the fair value (for the index credit obligation due the reinsurer), of the assets supporting the reinsurance liabilities. The fair value of the assets is based on a quoted market price of similar assets or is obtained from models using substantially all market observable inputs (Level 2), and therefore the fair value of the embedded derivatives are based on market-observable inputs and are classified as Level 2.

The fair value measurement of the indexed annuities/IUL embedded derivatives, representing the indexed crediting feature of the policies included in Contractholder funds, and the ceded portion, the reinsured indexed crediting feature embedded derivatives recorded as a component of the Reinsurance recoverable, is determined through a combination of market observable information and significant unobservable inputs using the option budget method. The market observable inputs are the market value of options and treasury rates. The significant unobservable inputs are the budgeted option cost (i.e., the expected cost to purchase equity options in future periods to fund the equity indexed linked feature), surrender rates, mortality multiplier and non-performance spread. The mortality multiplier at September 30, 2026 and December 31, 2025 was applied to the 2012 Individual Annuity mortality tables. Increases or decreases in the market value of an option in isolation would result in a higher or lower, respectively, fair value measurement. Increases or decreases in treasury rates, mortality multiplier, surrender rates, or non-performance spread in isolation would result in a lower or higher fair value measurement, respectively. Generally, a change in any one unobservable input would not directly result in a change in any other unobservable input.

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

Contingent Consideration

We have recorded contingent consideration pursuant to the terms of the purchase agreement for the January 2, 2024 acquisition of Roar. Prior to the achievement of the applicable contractual EBITDA milestones, the contingent consideration was measured at fair value using a discounted cash flow model applied using a Monte Carlo simulation of estimated EBITDA at each measurement period and for each simulated path relative to contractual EBITDA milestones. The Monte Carlo simulation utilized a risk-adjusted discount rate, volatility assumption, and risk-free rates to assess the probability that Roar's EBITDA trajectory would reach the required milestones for the earn out payments to be made. The discounted cash flow approach applied a company-specific discount rate based on F&G’s credit profile to future expected earn out payments to calculate the estimated fair value based on the average outcome from the simulation. Prior to September 30, 2026 , the contingent consideration was included in Level 3 and the inputs were considered to be unobservable, as not all market participants have access to this data. As of September 30, 2026, Roar achieved the required third EBITDA milestone. Accordingly, the fair value of the contingent consideration as of September 30, 2026 reflects the present value of the final earn out payment, which is expected to be paid during the quarter ending March 31, 2027. As of September 30, 2026, the contingent consideration is included in Level 2 as the inputs are considered to be observable. See further discussion on the contingent consideration in Note N - Commitments and Contingencies.

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

Quantitative information regarding significant unobservable inputs used for recurring Level 3 fair value measurements of financial instruments carried at fair value as of September 30, 2026 and December 31, 2025, excluding assets and liabilities for which significant quantitative unobservable inputs are not developed internally and not readily available to the Company (primarily those valued using broker quotes and certain third-party pricing services), are as follows (in millions):

	September 30, 2026
	Fair Value	Valuation Technique	Unobservable Input(s)	Range	Weighted Average
Assets
Fixed maturity securities, available-for-sale:
Asset-backed securities	$156	Third-Party Valuation	Discount Rate	6.11% - 12.30%	7.70%
Corporates	560	Third-Party Valuation	Discount Rate	4.30% - 9.06%	6.59%
Municipals	3	Third-Party Valuation	Discount Rate	6.30% - 6.30%	6.30%
Foreign Governments	5	Third-Party Valuation	Discount Rate	5.80% - 5.80%	5.80%
Investments in unconsolidated affiliates	256	Market Comparable Company Analysis	EBITDA Multiple	8.00x - 14.50x	11.58x
Reinsurance recoverable:
Indexed annuities/IUL ceded embedded derivatives	947	Discounted Cash Flow	Market Value of Option	0.00% - 20.99%	2.37%
			Mortality Multiplier	75.00% - 120.00%	97.50%
			Surrender Rates	0.25% - 30.00%	3.48%
			Partial Withdrawal Rate	2.00% - 25.64%	2.51%
			Non-Performance Spread	0.85% - 2.11%	1.44%
			Option Cost	0.56% - 5.30%	2.34%
Market risk benefits asset	343	Discounted Cash Flow	Mortality Multiplier	75.00% - 120.00%	97.50%
			Surrender Rates	0.25% - 30.00%	6.19%
			Partial Withdrawal Rate	2.00% - 27.03%	2.47%
			Non-Performance Spread	0.46% - 0.95%	0.79%
			GMWB Utilization	50.00% - 75.00%	63.63%
Total financial assets at fair value (a)	$2,270

Liabilities
Derivatives:
Indexed annuities/IUL embedded derivatives, included in Contractholder funds	$6,456	Discounted Cash Flow	Market Value of Option	0.00% - 18.82%	3.16%
			Mortality Multiplier	75.00% - 120.00%	97.50%
			Surrender Rates	0.25% - 70.00%	7.35%
			Partial Withdrawal Rate	2.00% - 37.04%	2.68%
			Non-Performance Spread	0.46% - 0.95%	0.79%
			Option Cost	0.50% - 5.55%	2.86%
Market risk benefits liability	906	Discounted Cash Flow	Mortality Multiplier	75.00% - 120.00%	97.50%
			Surrender Rates	0.25% - 30.00%	6.19%
			Partial Withdrawal Rate	2.00% - 27.03%	2.47%
			Non-Performance Spread	0.46% - 0.95%	0.79%
			GMWB Utilization	50.00% - 75.00%	63.63%
Total financial liabilities at fair value	$7,362
(a)Assets of $14,300 million and liabilities of $19 million for which significant quantitative unobservable inputs are not developed internally and not readily available to the Company (primarily those valued using broker quotes and certain third-party pricing services) are excluded from the respective totals in the table above.

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

The following tables summarize changes to the Company’s financial instruments carried at fair value and classified within Level 3 of the fair value hierarchy for the three and nine months ended September 30, 2026 and 2025 (in millions). The gains and losses below may include changes in fair value due in part to observable inputs that are a component of the valuation methodology.

	Three months ended September 30, 2026
	Balance at Beginning of Period	Total Gains (Losses) for Assets and (Gains) Losses for Liabilities		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period	Change in Unrealized Included in OCI
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities available-for-sale:
Asset-backed securities	$10,495	$7	$24	$989	$(4)	$(294)	$(10)	$11,207	$23
Commercial mortgage-backed securities	—	—	—	4	—	—	—	4	—
Corporates	3,729	2	(62)	213	(151)	(89)	(7)	3,635	(62)
Hybrids	14	—	—	—	—	—	—	14	—
Municipals	3	—	—	—	—	—	—	3	—
Foreign Governments	23	—	—	—	—	—	—	23	—
Derivative investments	8	1	—	—	—	—	—	9	—
Investments in unconsolidated affiliates	267	(11)	—	—	—	—	—	256	—
Short term investments	76	—	—	58	—	(5)	—	129	—
Reinsurance recoverable:
Indexed annuities/IUL ceded embedded derivatives	831	(69)	—	195	—	(10)	—	947	—
Subtotal assets at Level 3 fair value	15,446	$(70)	$(38)	$1,459	$(155)	$(398)	$(17)	16,227	$(39)
Market risk benefits asset (b)	364							343
Total assets at Level 3 fair value	$15,810							$16,570
Liabilities
Derivatives:
Indexed annuities/IUL embedded derivatives, included in Contractholder funds	$7,080	$(822)	$—	$346	$—	$(148)	$—	$6,456	$—
Foreign currency swaps, included in Accounts payable and accrued liabilities	4	15	—	—	—	—	—	19	—
Contingent consideration, included in Accounts payable and accrued liabilities	62	1	—	—	—	—	(63)	—	—
Subtotal liabilities at Level 3 fair value	7,146	$(806)	$—	$346	$—	$(148)	$(63)	6,475	$—
Market risk benefits liability (b)	1,102							906
Total liabilities at Level 3 fair value	$8,248							$7,381
(a)The net transfers out of Level 3 during the three months ended September 30, 2026 were exclusively into Level 2.
(b)Refer to Note G - Market Risk Benefits for roll forward activity of the net Market Risk Benefits Asset and Liability.

	Three months ended September 30, 2025
	Balance at Beginning of Period	Total Gains (Losses) for Assets and (Gains) Losses for Liabilities		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period	Change in Unrealized Included in OCI
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities available-for-sale:
Asset-backed securities	$9,361	$(2)	$65	$863	$(119)	$(483)	$(216)	$9,469	$59
Commercial mortgage-backed securities	3	—	—	43	—	—	(3)	43	—
Corporates	3,145	2	35	441	(214)	(112)	—	3,297	36
Hybrids	5	—	1	9	—	—	—	15	—
Municipals	3	—	—	—	—	—	—	3	—
Residential mortgage-backed securities	5	—	—	—	—	—	(2)	3	—
Foreign Governments	23	—	2	—	—	—	—	25	1
Equity securities:
Preferred equity securities	7	—	—	—	—	—	—	7	—
Common equity securities	5	—	—	—	—	—	—	5	—
Derivative investments	—	—	—	—	—	—	—	—	—
Investments in unconsolidated affiliates	272	(2)	—	—	—	—	—	270	—
Other long-term investments:
Available-for-sale embedded derivative	36	—	3	—	—	—	—	39	3
Short term investments	5	—	—	2	—	—	—	7	—
Reinsurance recoverable:
Indexed annuities/IUL ceded embedded derivatives	179	3	—	122	—	(1)	—	303	—
Prepaid expenses and other assets:
Loan receivable	18	—	—	—	—	—	—	18	—
Subtotal assets at Level 3 fair value	13,067	$1	$106	$1,480	$(333)	$(596)	$(221)	13,504	$99
Market risk benefits asset (b)	213							242
Total assets at Level 3 fair value	$13,280							$13,746
Liabilities
Derivatives:
Indexed annuities/IUL embedded derivatives, included in Contractholder funds	$5,727	$174	$—	$315	$—	$(133)	$—	$6,083	$—
Foreign currency swaps, included in Accounts payable and accrued liabilities	5	1	—	—	—	—	—	6	—
Contingent consideration, included in Accounts payable and accrued liabilities	67	5	—	—	—	—	—	72	—
Subtotal liabilities at Level 3 fair value	5,799	$180	$—	$315	$—	$(133)	$—	6,161	$—
Market risk benefits liability (b)	711							830
Total Liabilities at Level 3 fair value	$6,510							$6,991
(a)The net transfers out of Level 3 during the three months ended September 30, 2025 were exclusively into Level 2.
(b)Refer to Note G - Market Risk Benefits for roll forward activity of the net Market Risk Benefits Asset and Liability.

	Nine months ended September 30, 2026
	Balance at Beginning of Period	Total Gains (Losses) for Assets and (Gains) Losses for Liabilities		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period	Change in Unrealized Included in OCI
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities, available-for-sale:
Asset-backed securities	$10,094	$21	$(57)	$2,134	$(125)	$(949)	$89	$11,207	$(55)
Commercial mortgage-backed securities	—	—	—	4	—		—	4	—
Corporates	3,124	12	(99)	1,248	(375)	(268)	(7)	3,635	(98)
Hybrid	15	—	(1)	—	—	—	—	14	—
Municipals	3	—	—	—	—	—	—	3	—
Residential mortgage-backed securities	3	—	—	—	—	(3)	—	—	—
Foreign Governments	23	—	—	—	—	—	—	23	—
Equity securities:
Preferred equity securities	7	—	—	—	—	(7)	—	—	—
Common equity securities	5	—	—	5	—	—	(10)	—	—
Derivative investments	—	12	—	—	—	(3)	—	9	—
Investments in unconsolidated affiliates	270	(14)	—	—	—	—	—	256	—
Other long-term investments:
Available-for-sale embedded derivative	41	24	(21)	—	—	(44)	—	—	(2)
Short term investments	74	—	—	65	—	(10)	—	129	—
Reinsurance recoverable:
Indexed annuities/IUL ceded embedded derivatives	399	(48)	—	615	—	(19)	—	947	—
Prepaid expenses and other assets:
Loan receivable (b)	24	—	—	12	—	(36)	—	—	—
Subtotal assets at Level 3 fair value	14,082	$7	$(178)	$4,083	$(500)	$(1,339)	$72	16,227	$(155)
Market risk benefits asset (c)	285							343
Total assets at Level 3 fair value	$14,367							$16,570
Liabilities
Derivatives:
Indexed annuities/IUL embedded derivatives, included in Contractholder funds	$6,542	$(569)	$—	$904	$—	$(421)	$—	$6,456	$—
Foreign currency swaps, included in Accounts payable and accrued liabilities	9	10	—	—	—	—	—	19	—
Contingent consideration, included in Accounts payable and accrued liabilities	72	3	—	—	—	(12)	(63)	—	—
Subtotal liabilities at Level 3 fair value	6,623	$(556)	$—	$904	$—	$(433)	$(63)	6,475	$—
Market risk benefits liability (c)	903							906
Total liabilities at Level 3 fair value	$7,526							$7,381
(a)The net transfers into Level 3 during the nine months ended September 30, 2026 were exclusively from Level 2.
(b)Purchases represent advances on the loan commitment to Roar. Refer to Note N - Commitments and Contingencies for further details.
(c)Refer to Note G - Market Risk Benefits for roll forward activity of the net Market Risk Benefits Asset and Liability.

	Nine months ended September 30, 2025
	Balance at Beginning of Period	Total Gains (Losses) for Assets and (Gains) Losses for Liabilities		Purchases	Sales	Settlements	Net transfer In (Out) of Level 3 (a)	Balance at End of Period	Change in Unrealized Included in OCI
		Included in Earnings	Included in AOCI
Assets
Fixed maturity securities, available-for-sale:
Asset-backed securities	$8,143	$(5)	$95	$2,586	$(317)	$(882)	$(151)	$9,469	$88
Commercial mortgage-backed securities	—	—	—	46	—	—	(3)	43	—
Corporates	2,941	(14)	76	1,150	(539)	(317)	—	3,297	76
Hybrid	—	—	—	15	—	—	—	15	—
Municipals	—	—	—	4	—	(1)	—	3	—
Residential mortgage-backed securities	3	—	—	2	—	—	(2)	3	—
Foreign Governments	4	—	2	19	—	—	—	25	1
Equity securities:
Preferred equity securities	7	(1)	1	—	—	—	—	7	—
Common equity securities	—	—	—	5	—	—	—	5	—
Derivative investments	3	(2)	(2)	1	—	—	—	—	(2)
Investments in unconsolidated affiliates	272	(2)	—	—	—	—	—	270	—
Other long-term investments:
Available-for-sale embedded derivative	32	—	7	—	—	—	—	39	7
Short term investments	37	—	—	8	—	(38)	—	7	—
Reinsurance recoverable:
Indexed annuities/IUL ceded embedded derivatives	98	7	—	200	—	(2)	—	303	—
Prepaid expenses and other assets:
Loan receivable (b)	11	—	—	7	—	—	—	18	—
Subtotal assets at Level 3 fair value	11,551	$(17)	$179	$4,043	$(856)	$(1,240)	$(156)	13,504	$170
Market risk benefits asset (c)	189							242
Total assets at Level 3 fair value	$11,740							$13,746
Liabilities
Derivatives:
Indexed annuities/IUL embedded derivatives, included in Contractholder funds	$5,220	$309	$—	$899	$—	$(345)	$—	$6,083	$—
Foreign currency swaps, included in Accounts payable and accrued liabilities	—	6	—	—	—	—	—	6	—
Contingent consideration, included in Accounts payable and accrued liabilities	74	10	—	—	—	(12)	—	72	—
Subtotal liabilities at Level 3 fair value	5,294	$325	$—	$899	$—	$(357)	$—	6,161	$—
Market risk benefits liability (c)	549							830
Total liabilities at Level 3 fair value	$5,843							$6,991
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

The following table presents information regarding the assets for which the fair value option was elected.

	September 30,	December 31,
	2026	2025
Assets
Fixed maturity securities, at fair value under fair value option	$78	$—
Investments in unconsolidated affiliates	$256	$270
Other loans, within other long-term investments (a)
Fair value	$296	$248
Aggregate unpaid principal	299	250
Loan receivable, within prepaid expenses and other assets (b)
Fair value	$—	$24
Aggregate unpaid principal	—	24
(a)No loans are 90 days or more past due as of September 30, 2026 and December 31, 2025. There were $3 million and $0 of loans in nonaccrual status as of September 30, 2026 and December 31, 2025, respectively.
(b)No loans are 90 days or more past due or in nonaccrual status as of September 30, 2026 and December 31, 2025.

The following table presents information regarding the impact of changes in fair value of assets for which the fair value option was elected which are reported within Recognized gains and losses, net on the unaudited Condensed Consolidated Statements of Operations.

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Fixed maturity securities, at fair value under fair value option	$12	$—	$14	$—
Investments in unconsolidated affiliates	(11)	(2)	(14)	(2)
Other loans	—	—	(2)	—

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

The carrying value of outstanding balances under our revolving credit facility pursuant to the unsecured revolving credit agreement with Bank of America, N.A., as administrative agent, the lenders and guarantors party thereto and the other parties thereto (the "Revolving Credit Facility") would approximate fair value as the rates would be comparable to those at which we could currently borrow under similar terms. As such, the fair value of our Revolving Credit Facility was classified as a Level 2 measurement. At September 30, 2026 and December 31, 2025, there were no outstanding balances for the Revolving Credit Facility.

The following tables provide the carrying value and estimated fair value of our financial instruments that are carried on the unaudited Condensed Consolidated Balance Sheets at amounts other than fair value, summarized according to the fair value hierarchy previously described (in millions).

	September 30, 2026
	Level 1	Level 2	Level 3	NAV	Total Estimated Fair Value	Carrying Amount
Assets
FHLB common stock	$—	$188	$—	$—	$188	$188
Commercial mortgage loans	—	—	3,473	—	3,473	3,799
Residential mortgage loans	—	—	5,919	—	5,919	6,447
Investments in unconsolidated affiliates	—	—	—	4,894	4,894	4,894
Policy loans	—	—	186	—	186	186
Company-owned life insurance	—	—	883	—	883	883
Total	$—	$188	$10,461	$4,894	$15,543	$16,397

Liabilities
Investment contracts, included in Contractholder funds	$—	$—	$53,991	$—	$53,991	$58,613
Notes payable	—	2,131	—	—	2,131	2,240
Total	$—	$2,131	$53,991	$—	$56,122	$60,853

	December 31, 2025
	Level 1	Level 2	Level 3	NAV	Total Estimated Fair Value	Carrying Amount
Assets
FHLB common stock	$—	$155	$—	$—	$155	$155
Commercial mortgage loans	—	—	3,025	—	3,025	3,242
Residential mortgage loans	—	—	4,424	—	4,424	4,649
Investments in unconsolidated affiliates	—	—	—	4,608	4,608	4,608
Policy loans	—	—	147	—	147	147
Company-owned life insurance	—	—	850	—	850	850
Total	$—	$155	$8,446	$4,608	$13,209	$13,651

Liabilities
Investment contracts, included in Contractholder funds	$—	$—	$51,027	$—	$51,027	$56,184
Notes payable	—	2,289	—	—	2,289	2,237
Total	$—	$2,289	$51,027	$—	$53,316	$58,421

For investments for which NAV is used as a practical expedient in determining fair value, we do not have any significant restrictions in our ability to liquidate our positions in these investments, other than obtaining general partner approval, nor do we believe that it is probable a price less than NAV would be received in the event of a liquidation.

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

The Company’s consolidated AFS investments are summarized as follows (in millions):

	September 30, 2026
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
Asset-backed securities	$18,128	$(12)	$123	$(390)	$17,849
Commercial mortgage-backed securities	4,340	(57)	9	(186)	4,106
Corporates	26,649	—	27	(3,729)	22,947
Hybrids	636	—	3	(40)	599
Municipals	1,532	—	1	(309)	1,224
Residential mortgage-backed securities	3,513	(2)	17	(168)	3,360
U.S. Government	392	—	—	(11)	381
Foreign Governments	305	—	—	(59)	246
Total AFS securities	$55,495	$(71)	$180	$(4,892)	$50,712

	December 31, 2025
	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS securities
Asset-backed securities	$18,847	$(25)	$166	$(256)	$18,732
Commercial mortgage-backed securities	5,298	(61)	57	(139)	5,155
Corporates	25,333	(17)	290	(2,356)	23,250
Hybrids	625	—	6	(22)	609
Municipals	1,562	—	4	(211)	1,355
Residential mortgage-backed securities	2,840	(1)	76	(70)	2,845
U.S. Government	495	—	—	(2)	493
Foreign Governments	292	—	4	(35)	261
Total AFS securities	$55,292	$(104)	$603	$(3,091)	$52,700

Securities held on deposit with various state regulatory authorities had a fair value of $18 million and $15 million at September 30, 2026 and December 31, 2025, respectively.

As of September 30, 2026 and December 31, 2025, the Company held $89 million and $54 million, respectively, of investments that were non-income producing for a period greater than twelve months.

As of September 30, 2026 and December 31, 2025, the Company's accrued interest receivable balance, excluding accrued interest receivable balances related to mortgage loans discussed below under “Mortgage Loans,” was $549 million and $500 million, respectively. Accrued interest receivable is classified within Prepaid expenses and other assets within the unaudited Condensed Consolidated Balance Sheets.

In accordance with our FHLB agreements, the investments supporting the funding agreement liabilities are pledged as collateral to secure the FHLB funding agreement liabilities and are not available to us for general purposes. The collateral investments had a fair value of $5,670 million and $4,621 million as of September 30, 2026 and December 31, 2025, respectively.

The amortized cost and fair value of fixed maturity securities AFS by contractual maturities, as applicable, are shown below (in millions). Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	September 30, 2026
	Amortized Cost	Fair Value
Corporates, Non-structured Hybrids, Municipal, Foreign and U.S. Government Securities:
Due in one year or less	$533	$530
Due after one year through five years	4,589	4,513
Due after five years through ten years	4,057	3,821
Due after ten years	20,335	16,533
Subtotal	29,514	25,397
Other securities, which provide for periodic payments:
Asset-backed securities	18,128	17,849
Commercial mortgage-backed securities	4,340	4,106
Residential mortgage-backed securities	3,513	3,360
Subtotal	25,981	25,315
Total fixed maturity AFS securities	$55,495	$50,712

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

The activity in the allowance for current expected credit losses of AFS securities aggregated by investment category was as follows (in millions):

	Three months ended September 30, 2026
		Additions		Reductions
	Balance at Beginning of Period	For credit losses on securities for which losses were not previously recorded	(Additions) reductions in allowance recorded on previously impaired securities	For securities sold during the period	For securities intended/required to be sold prior to recovery of amortized cost basis	Write offs charged against the allowance	Recoveries of amounts previously written off	Balance at End of Period
AFS securities
Asset-backed securities	$(14)	$—	$2	$—	$—	$—	$—	$(12)
Commercial mortgage-backed securities	(56)	—	(1)	—	—	—	—	(57)
Residential mortgage-backed securities	(1)	—	(1)	—	—	—	—	(2)
Total AFS securities	$(71)	$—	$—	$—	$—	$—	$—	$(71)

	Three months ended September 30, 2025
		Additions		Reductions
	Balance at Beginning of Period	For credit losses on securities for which losses were not previously recorded	(Additions) reductions in allowance recorded on previously impaired securities	For securities sold during the period	For securities intended/required to be sold prior to recovery of amortized cost basis	Write offs charged against the allowance	Recoveries of amounts previously written off	Balance at End of Period
AFS securities
Asset-backed securities	$(24)	$—	$3	$—	$—	$—	—	$(21)
Commercial mortgage-backed securities	(53)	—	(2)	—	—	—	—	(55)
Corporates	(20)	—	1	—	—	—	—	(19)
Residential mortgage-backed securities	—	—	(1)	—	—	—	—	(1)
Total AFS securities	$(97)	$—	$1	$—	$—	$—	$—	$(96)

	Nine months ended September 30, 2026
		Additions		Reductions
	Balance at Beginning of Period	For credit losses on securities for which losses were not previously recorded	(Additions) reductions in allowance recorded on previously impaired securities	For securities sold during the period	For securities intended/required to be sold prior to recovery of amortized cost basis	Write offs charged against the allowance	Recoveries of amounts previously written off	Balance at End of Period
AFS securities
Asset-backed securities	$(25)	$(4)	$4	$2	$—	$11	—	$(12)
Commercial mortgage-backed securities	(61)	(7)	11	—	—	—	—	(57)
Corporates	(17)	—	(1)	18	—	—	—	—
Residential mortgage-backed securities	(1)	—	(1)	—	—	—	—	(2)
Total AFS securities	$(104)	$(11)	$13	$20	$—	$11	$—	$(71)

	Nine months ended September 30, 2025
		Additions		Reductions
	Balance at Beginning of Period	For credit losses on securities for which losses were not previously recorded	(Additions) reductions in allowance recorded on previously impaired securities	For securities sold during the period	For securities intended/required to be sold prior to recovery of amortized cost basis	Write offs charged against the allowance	Recoveries of amounts previously written off	Balance at End of Period
AFS securities
Asset-backed securities	$(13)	$(4)	$(5)	$1	$—	$—	—	$(21)
Commercial mortgage-backed securities	(49)	(1)	(5)	—	—	—	—	(55)
Corporates	—	(14)	(5)	—	—	—	—	(19)
Residential mortgage-backed securities	—	—	(1)	—	—	—	—	(1)
Total AFS securities	$(62)	$(19)	$(16)	$1	$—	$—	$—	$(96)

There were no purchases of purchased credit deteriorated AFS securities during the nine months ended September 30, 2026 and for the year ended December 31, 2025.

The fair value and gross unrealized losses of AFS securities, excluding securities in an unrealized loss position with an allowance for expected credit loss, aggregated by investment category and duration of fair value below amortized cost as of September 30, 2026 and December 31, 2025 were as follows (dollars in millions):

	September 30, 2026
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS securities
Asset-backed securities	$5,179	$(116)	$1,949	$(259)	$7,128	$(375)
Commercial mortgage-backed securities	1,615	(43)	777	(122)	2,392	(165)
Corporates	13,095	(871)	7,789	(2,858)	20,884	(3,729)
Hybrids	262	(11)	263	(29)	525	(40)
Municipals	298	(31)	895	(278)	1,193	(309)
Residential mortgage-backed securities	2,267	(82)	323	(80)	2,590	(162)
U.S. Government	371	(10)	10	(1)	381	(11)
Foreign Government	131	(10)	111	(49)	242	(59)
Total AFS securities	$23,218	$(1,174)	$12,117	$(3,676)	$35,335	$(4,850)
Total number of AFS securities in an unrealized loss position less than twelve months						5,372
Total number of AFS securities in an unrealized loss position twelve months or longer						1,927
Total number of AFS securities in an unrealized loss position						7,299

	December 31, 2025
	Less than 12 months		12 months or longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS securities
Asset-backed securities	$4,756	$(30)	$2,160	$(209)	$6,916	$(239)
Commercial mortgage-backed securities	541	(11)	1,048	(106)	1,589	(117)
Corporates	3,291	(52)	9,793	(2,304)	13,084	(2,356)
Hybrids	61	(1)	372	(21)	433	(22)
Municipals	201	(3)	1,012	(208)	1,213	(211)
Residential mortgage-backed securities	208	(2)	389	(67)	597	(69)
U.S. Government	334	(1)	11	(1)	345	(2)
Foreign Government	29	—	124	(35)	153	(35)
Total AFS securities	$9,421	$(100)	$14,909	$(2,951)	$24,330	$(3,051)
Total number of AFS securities in an unrealized loss position less than twelve months						1,904
Total number of AFS securities in an unrealized loss position twelve months or longer						2,090
Total number of AFS securities in an unrealized loss position						3,994

We determined the unrealized losses were caused by higher treasury rates compared to those at the time of the FNF acquisition or the purchase of the security if later. We believe the unrealized loss position for which we have not recorded an allowance for expected credit loss as of September 30, 2026 was primarily attributable to interest rate increases, near-term illiquidity, and other macroeconomic uncertainties as opposed to issuer specific credit concerns.

Mortgage Loans
Our mortgage loans are collateralized by commercial and residential properties.
Commercial Mortgage Loans

Commercial mortgage loans (“CMLs”) represented approximately 5% of our total investments reported on the unaudited Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025. The mortgage loans in our investment portfolio, are generally comprised of high quality commercial first lien and mezzanine real estate loans. Mortgage loans are primarily on income producing properties including industrial properties, retail buildings, multifamily properties and office buildings. We diversify our CML portfolio by geographic region and property type to attempt to reduce concentration risk. We continuously evaluate CMLs based on relevant current information to ensure properties are performing at a consistent and acceptable level to secure the related debt. The distribution of CMLs, gross of valuation allowances, by property type and geographic region is reflected in the following tables (dollars in millions):

	September 30, 2026		December 31, 2025
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Property Type:
Hotel	$8	—%	$9	—%
Industrial	825	22	671	21
Mixed Use	9	—	21	1
Multifamily	1,320	35	1,150	35
Office	524	14	345	11
Retail	281	7	327	10
Student Housing	83	2	83	3
Other	779	20	654	19
Total CMLs, gross of valuation allowance	3,829	100%	3,260	100%
Allowance for expected credit loss	(30)		(18)
Total CMLs, net of valuation allowance	$3,799		$3,242

U.S. Region:
East North Central	$175	5%	$124	4%
East South Central	85	2	86	3
Middle Atlantic	379	10	356	11
Mountain	585	15	396	12
New England	212	6	183	6
Pacific	816	21	709	22
South Atlantic	1,320	34	1,157	34
West North Central	72	2	69	2
West South Central	185	5	180	6
Total CMLs, gross of valuation allowance	3,829	100%	3,260	100%
Allowance for expected credit loss	(30)		(18)
Total CMLs, net of valuation allowance	$3,799		$3,242

An individual loan, or a portion thereof, is charged off when it is determined to be uncollectible. There were no charge offs for CMLs during the nine months ended September 30, 2026 and for the year ended December 31, 2025. CMLs segregated by aging of the loans (by year of origination) as of September 30, 2026 and December 31, 2025, were as follows, gross of valuation allowances (in millions):

	September 30, 2026
	Amortized Cost by Origination Year
	2026	2025	2024	2023	2022	Prior	Total
Current (less than 30 days past due)	$683	$591	$274	$195	$292	$1,785	$3,820
30-89 days past due	—	—	—	—	—	—	—
90 days or more past due	—	—	—	—	—	9	9
Total CMLs	$683	$591	$274	$195	$292	$1,794	$3,829

	December 31, 2025
	Amortized Cost by Origination Year
	2025	2024	2023	2022	2021	Prior	Total
Current (less than 30 days past due)	$646	$295	$194	$292	$1,252	$569	$3,248
30-89 days past due	—	—	—	—	—	—	—
90 days or more past due	—	—	—	—	—	12	12
Total CMLs	$646	$295	$194	$292	$1,252	$581	$3,260

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

The following tables present the recorded investment in CMLs by LTV and DSC ratio categories and estimated fair value by the indicated LTV ratios, gross of valuation allowances at September 30, 2026 and December 31, 2025 (dollars in millions):

September 30, 2026	Debt-Service Coverage Ratios			Total Amount	% of Total	Estimated Fair Value	% of Total
LTV Ratios:	>1.25	1.00 - 1.25	<1.00
Less than 50.00%	$742	$30	$—	$772	20%	$740	21%
50.00% to 59.99%	990	98	47	1,135	30	1,029	30
60.00% to 74.99%	1,274	461	164	1,899	49	1,683	48
75.00% to 84.99%	—	14	9	23	1	21	1
Total CMLs	$3,006	$603	$220	$3,829	100%	$3,473	100%

December 31, 2025
LTV Ratios:
Less than 50.00%	$594	$16	$—	$610	19%	$596	19%
50.00% to 59.99%	850	36	37	923	28	852	28
60.00% to 74.99%	1,415	288	6	1,709	52	1,560	52
75.00% to 84.99%	—	9	9	18	1	17	1
Total CMLs	$2,859	$349	$52	$3,260	100%	$3,025	100%

	September 30, 2026
	Amortized Cost by Origination Year
	2026	2025	2024	2023	2022	Prior	Total
LTV Ratios:
Less than 50.00%	$158	$135	$62	$67	$21	$329	$772
50.00% to 59.99%	209	181	—	40	149	556	1,135
60.00% to 74.99%	310	275	208	84	113	909	1,899
75.00% to 84.99%	6	—	4	4	9	—	23
Total CMLs	$683	$591	$274	$195	$292	$1,794	$3,829

DSC Ratios
Greater than 1.25x	$289	$416	$118	$153	$283	$1,747	$3,006
1.00x - 1.25x	236	169	156	42	—	—	603
Less than 1.00x	158	6	—	—	9	47	220
Total CMLs	$683	$591	$274	$195	$292	$1,794	$3,829

	December 31, 2025
	Amortized Cost by Origination Year
	2025	2024	2023	2022	2021	Prior	Total
LTV Ratios:
Less than 50.00%	$148	$49	$66	$21	$75	$251	$610
50.00% to 59.99%	157	36	53	149	320	208	923
60.00% to 74.99%	341	206	70	113	857	122	1,709
75.00% to 84.99%	—	4	5	9	—	—	18
Total CMLs	$646	$295	$194	$292	$1,252	$581	$3,260

DSC Ratios
Greater than 1.25x	$469	$140	$182	$283	$1,240	$545	$2,859
1.00x - 1.25x	169	155	12	—	—	13	349
Less than 1.00x	8	—	—	9	12	23	52
Total CMLs	$646	$295	$194	$292	$1,252	$581	$3,260

We recognize a mortgage loan as delinquent when payments on the loan are greater than 30 days past due. As of September 30, 2026 and December 31, 2025, we had one CML that was delinquent in principal or interest payments as shown in the tables above.

Residential Mortgage Loans

Residential mortgage loans (“RMLs”) represented approximately 9% and 7% of our total investments as of September 30, 2026 and December 31, 2025, respectively. Our RMLs are primarily closed end, amortizing loans and 100% of the properties are located in the United States. We diversify our RML portfolio by state to attempt to reduce concentration risk. The distribution of RMLs by state with highest-to-lowest concentration are reflected in the following tables, gross of valuation allowances (dollars in millions):

	September 30, 2026
	Amortized Cost	% of Total
U.S. States:
California	$830	13%
New York	459	7
Florida	445	7
All other states (a)	4,803	73
Total RMLs, gross of valuation allowance	6,537	100%
Allowance for expected credit loss	(90)
Total RMLs, net of valuation allowance	$6,447
(a)The individual concentration of each state is less than 5% as of September 30, 2026.

	December 31, 2025
	Amortized Cost	% of Total
U.S. States:
California	$288	6%
Florida	246	5
New York	232	5
All other states (a)	3,951	84
Total RMLs, gross of valuation allowance	4,717	100%
Allowance for expected credit loss	(68)
Total RMLs, net of valuation allowance	$4,649
(a)The individual concentration of each state is less than 5% as of December 31, 2025.

RMLs have a primary credit quality indicator of either a performing or non-performing loan. We define non-performing RMLs as those that are 90 or more days past due or in non-accrual status, which is assessed monthly. The credit quality of RMLs as of September 30, 2026 and December 31, 2025, was as follows (dollars in millions):

	September 30, 2026		December 31, 2025
Performance indicators:	Amortized Cost	% of Total	Amortized Cost	% of Total
Performing	$6,410	98%	$4,650	99%
Non-performing	127	2	67	1
Total RMLs, gross of valuation allowance	6,537	100%	4,717	100%
Allowance for expected loan loss	(90)		(68)
Total RMLs, net of valuation allowance	$6,447		$4,649

An individual loan, or a portion thereof, is charged off when it is determined to be uncollectible. There were no charge offs recorded for RMLs during the nine months ended September 30, 2026 or during the year ended December 31, 2025. RMLs segregated by aging of the loans (by year of origination) as of September 30, 2026 and December 31, 2025, were as follows, gross of valuation allowances (in millions):

	September 30, 2026
	Amortized Cost by Origination Year
	2026	2025	2024	2023	2022	Prior	Total
Current (less than 30 days past due)	$1,792	$1,885	$589	$301	$723	$1,013	$6,303
30-89 days past due	42	24	7	4	6	24	107
90 days or more past due	—	7	21	19	36	44	127
Total RMLs	$1,834	$1,916	$617	$324	$765	$1,081	$6,537

	December 31, 2025
	Amortized Cost by Origination Year
	2025	2024	2023	2022	2021	Prior	Total
Current (less than 30 days past due)	$1,568	$736	$327	$798	$731	$419	$4,579
30-89 days past due	15	2	17	29	4	3	70
90 days or more past due	2	4	4	12	21	25	68
Total RMLs	$1,585	$742	$348	$839	$756	$447	$4,717

    Non-accrual loans by amortized cost as of September 30, 2026 and December 31, 2025, were as follows (in millions):

	September 30, 2026	December 31, 2025
Residential mortgage:	$127	$67
Commercial mortgage:	9	12
Total non-accrual mortgages	$136	$79

Immaterial interest income was recognized on non-accrual financing receivables for the three and nine months ended September 30, 2026 and 2025.

It is our policy to cease to accrue interest on loans that are delinquent for 90 days or more. For loans less than 90 days delinquent, interest is accrued unless it is determined that the accrued interest is not collectible. If a loan becomes 90 days or more delinquent, it is our general policy to initiate foreclosure proceedings unless a workout arrangement to bring the loan current is in place. As of September 30, 2026 and December 31, 2025, we had $136 million and $79 million, respectively, of mortgage loans that were over 90 days past due.

As of September 30, 2026 and December 31, 2025, we had $135 million and $111 million, respectively, of residential mortgage loans that were in the process of foreclosure.

Loan Modifications

Under certain circumstances, modifications are granted to mortgage loans. Generally, the types of concessions may include interest rate reduction, term extension, payment deferrals, principal forgiveness or a combination of these concessions. We had an immaterial amount of mortgage loans modified during the three and nine months ended September 30, 2026 and 2025.

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

The allowances for our mortgage loan portfolio are summarized as follows (in millions):

	Three months ended September 30, 2026			Nine months ended September 30, 2026
	Residential Mortgages	Commercial Mortgages	Total	Residential Mortgages	Commercial Mortgages	Total
Beginning Balance	$(81)	$(27)	$(108)	$(68)	$(18)	$(86)
Provision (expense) benefit for loan losses	(9)	(3)	(12)	(22)	(12)	(34)
Ending Balance	$(90)	$(30)	$(120)	$(90)	$(30)	$(120)

	Three months ended September 30, 2025			Nine months ended September 30, 2025
	Residential Mortgages	Commercial Mortgages	Total	Residential Mortgages	Commercial Mortgages	Total
Beginning Balance	$(58)	$(17)	$(75)	$(53)	$(17)	$(70)
Provision (expense) benefit for loan losses	—	(2)	(2)	(5)	(2)	(7)
Ending Balance	$(58)	$(19)	$(77)	$(58)	$(19)	$(77)

An allowance for expected credit loss is not measured on accrued interest income for CMLs as we have a process to write-off interest on loans that enter into non-accrual status (90 days or more past due). Allowances for expected credit losses are measured on accrued interest income for RMLs and were immaterial for the three and nine months ended September 30, 2026 and 2025.

There were no purchases of purchased credit deteriorated mortgage loans during the nine months ended September 30, 2026 and for the year ended December 31, 2025.

As of September 30, 2026 and December 31, 2025, the accrued interest receivable balance on CMLs totaled $13 million and $11 million, respectively, and the accrued interest receivable on RMLs totaled $62 million and $45 million, respectively. Accrued interest receivable is classified within Prepaid expenses and other assets within the unaudited Condensed Consolidated Balance Sheets.

Interest and Investment Income

The major sources of Interest and investment income reported on the unaudited Condensed Consolidated Statements of Operations were as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Fixed maturity securities	$537	$586	$1,638	$1,686
Preferred equity securities	3	3	10	10
Common equity securities	4	5	12	14
Mortgage loans	129	97	352	266
Invested cash and short-term investments	15	18	47	83
Limited partnerships	71	91	255	205
Other investments	9	15	39	27
Gross investment income	768	815	2,353	2,291
Investment expense	(70)	(67)	(214)	(195)
Interest and investment income	$698	$748	$2,139	$2,096

Interest and investment income is shown net of amounts attributable to certain funds withheld reinsurance agreements which is passed along to the reinsurer in accordance with the terms of these agreements. Interest and investment income attributable to these agreements, and thus excluded from the totals in the table above, was $291 million and $782 million for the three and nine months ended September 30, 2026, respectively, and $219 million and $592 million for the three and nine months ended September 30, 2025, respectively.

Recognized Gains and (Losses), Net

Details underlying Recognized gains and (losses), net reported on the unaudited Condensed Consolidated Statements of Operations were as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net realized/unrealized (losses) gains on fixed maturity securities (a)	$(56)	$(13)	$(218)	$(14)
Net realized/unrealized (losses) gains on preferred equity securities (b)	(9)	5	(11)	2
Net realized/unrealized (losses) gains on common equity securities (c)	(8)	1	(21)	(28)
Net realized/unrealized (losses) gains on other invested assets (d)	(13)	(3)	(14)	3
Net realized (loss) gain on sale of F&G Life Re	(7)	—	7	—
Change in allowance for expected credit losses	(10)	1	—	(41)
Derivatives and embedded derivatives:
Realized gains (losses) on certain derivative instruments	85	(49)	249	(126)
Unrealized (losses) gains on certain derivative instruments	(432)	326	(365)	358
Change in fair value of reinsurance related embedded derivatives (e)	533	(60)	711	(162)
Change in fair value of other derivatives and embedded derivatives	—	3	3	7
Net realized/unrealized gains (losses) on derivatives and embedded derivatives	186	220	598	77
Recognized gains and (losses), net	$83	$211	$341	$(1)
(a)Includes net valuation losses of $16 million and $14 million for the three and nine months ended September 30, 2026, respectively, related to fixed maturity securities carried at fair value under the fair value option. No fixed maturity securities were carried under the fair value option for the three and nine months ended September 30, 2025.
(b)Includes net valuation (losses) gains of $(10) million and $5 million for the three months ended September 30, 2026 and September 30, 2025, respectively, and net valuation (losses) gains of $(8) million and $3 million for the nine months ended September 30, 2026 and September 30, 2025, respectively.
(c)Includes net valuation losses of $6 million and $0 for the three months ended September 30, 2026 and September 30, 2025, respectively, and net valuation losses of $20 million and $19 million for the nine months ended September 30, 2026 and September 30, 2025, respectively.
(d)Includes net valuation losses of $0 million and $2 million for the three and nine months ended September 30, 2026, respectively, related to other invested assets carried at fair value under the fair value option. No other invested assets were carried under the fair value option for the three and nine months ended September 30, 2025.
(e)Change in fair value of reinsurance related embedded derivatives is due to activity related to the reinsurance treaties.

Recognized gains and (losses), net is shown net of amounts attributable to certain funds withheld reinsurance agreements which are passed along to the reinsurer in accordance with the terms of these agreements. Recognized gains and (losses) attributable to these agreements, and thus excluded from the totals in the table above, were $559 million and $691 million for the three and nine months ended September 30, 2026, respectively, and were $(77) million and $(176) million for the three and nine months ended September 30, 2025 respectively.

The proceeds from the sale of fixed maturity AFS securities and the gross gains and losses associated with those transactions were as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Proceeds	$2,165	$900	$8,274	$3,567
Gross gains	4	7	29	23
Gross losses	(47)	(3)	(202)	(23)

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

	September 30, 2026	December 31, 2025
Assets:
Investments in unconsolidated affiliates	$284	$262
Fixed maturity securities, at fair value under fair value option	78	—
Other long-term investments	296	248
Short-term investments	43	116
Cash and cash equivalents	1	2
Total assets	$702	$628

Total consolidated VIE investments	$702	$628

We are not required to provide financial support to these VIEs beyond our contractual obligations. Our maximum exposure to loss related to these consolidated VIEs is limited to our capital invested plus any unfunded capital commitments (refer to unfunded commitments in Note N - Commitments and Contingencies). The maximum loss exposure of our consolidated VIEs as of September 30, 2026 was $888 million.

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

The following table summarizes the carrying value and the maximum loss exposure of our unconsolidated VIEs as of September 30, 2026 and December 31, 2025 (in millions):

	September 30, 2026		December 31, 2025
	Carrying Value	Maximum Loss Exposure	Carrying Value	Maximum Loss Exposure
Investment in unconsolidated affiliates	$5,150	$6,529	$4,878	$6,102
Fixed maturity securities	25,012	27,482	26,419	28,803
Total unconsolidated VIE investments	$30,162	$34,011	$31,297	$34,905
Concentrations

Our underlying investment concentrations that exceed 10% of shareholders equity are as follows (in millions):

	September 30, 2026	December 31, 2025
Blackstone Wave Asset Holdco (a)	$605	$655
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

The notional and carrying amounts of derivative financial instruments, including derivative instruments embedded in indexed annuities and IUL contracts, and reinsurance are as follows (in millions):

	September 30, 2026			December 31, 2025
	Gross Notional	Assets	Liabilities	Gross Notional	Assets	Liabilities
Derivatives designated as hedging instruments
Interest rate swaps (a)	$1,600	$—	$42	$850	$11	$1
Foreign currency swaps (a)	—	—	—	21	—	3
Total derivatives designated as hedging instruments	1,600	—	42	871	11	4

Derivatives not designated as hedging instruments
Equity options (a)	32,496	1,110	—	29,651	1,062	—
Interest rate swaps (a)	8,424	7	237	6,229	75	2
Foreign currency swaps (a)	1,083	9	19	503	—	6
Futures contracts (a)	132	—	1	68	—	1
Foreign currency forwards (a)	81	—	—	93	—	—
Other embedded derivatives (b)	—	—	—	—	41	—
Indexed annuities/IUL embedded derivatives (c)	—	947	6,456	—	399	6,542
Reinsurance related embedded derivatives (d)	—	—	(545)	—	—	75
Total derivatives not designated as hedging instruments	42,216	2,073	6,168	36,544	1,577	6,626
Total derivatives	$43,816	$2,073	$6,210	$37,415	$1,588	$6,630
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
(d)The fair value is included in Funds withheld for reinsurance liabilities for funds withheld arrangements and Accounts payable and accrued liabilities for coinsurance arrangements, irrespective if in a net asset or net liability position, on the unaudited Condensed Consolidated Balance Sheets.

The amounts and locations of gains (losses), net recognized for derivatives and gains (losses), net recognized for hedged items included in the unaudited Condensed Consolidated Statements of Operations are as follows (in millions):

	Three Months Ended September 30, 2026				Three Months Ended September 30, 2025
	Recognized gains (losses), net for derivatives	Recognized gains (losses), net for hedged item	Benefits and other changes in policy reserves for derivatives	Benefits and other changes in policy reserves for hedged item	Recognized gains (losses), net for derivatives	Recognized gains (losses), net for hedged item	Benefits and other changes in policy reserves for derivatives	Benefits and other changes in policy reserves for hedged item
Derivatives designated as hedging instruments
Interest rate swaps	$—	$—	$(27)	$26	$—	$—	$(1)	$1
Foreign currency swaps	—	—	—	—	—	—	—	—
Total derivatives designated as hedging instruments	—	—	(27)	26	—	—	(1)	1

Derivatives not designated as hedging instruments
Equity options	(116)	—	—	—	269	—	—	—
Interest rate swaps	(223)	—	—	—	(5)	—	—	—
Foreign currency swaps	(11)	—	—	—	—	—	—	—
Futures contracts	2	—	—	—	12	—	—	—
Foreign currency forwards	1	—	—	—	1	—	—	—
Other embedded derivatives	—	—	—	—	3	—	—	—
Indexed annuities/IUL embedded derivatives	—	—	(753)	—	—	—	171	—
Reinsurance related embedded derivatives	533	—	—	—	(60)	—	—	—
Total derivatives not designated as hedging instruments	186	—	(753)	—	220	—	171	—
Total derivatives	$186	$—	$(780)	$26	$220	$—	$170	$1

	Nine Months Ended September 30, 2026				Nine Months Ended September 30, 2025
	Recognized gains (losses) for derivatives	Recognized gains (losses) for hedged item	Benefits and other changes in policy reserves for derivatives	Benefits and other changes in policy reserves for hedged item	Recognized gains (losses) for derivatives	Recognized gains (losses) for hedged item	Benefits and other changes in policy reserves for derivatives	Benefits and other changes in policy reserves for hedged item
Derivatives designated as hedging instruments
Interest rate swaps	$—	$—	$(55)	$52	$—	$—	$11	$(12)
Foreign currency swaps	(1)	1	—	—	(3)	3	—	—
Total derivatives designated as hedging instruments	(1)	1	(55)	52	(3)	3	11	(12)

Derivatives not designated as hedging instruments
Equity options	164	—	—	—	161	—	—	—
Interest rate swaps	(282)	—	—	—	62	—	—	—
Foreign currency swaps	2	—	—	—	(4)	—	—	—
Futures contracts	(3)	—	—	—	26	—	—	—
Foreign currency forwards	4	—	—	—	(10)	—	—	—
Other embedded derivatives	3	—	—	—	7	—	—	—
Indexed annuities/IUL embedded derivatives	—	—	(521)	—	—	—	302	—
Reinsurance related embedded derivatives	711	—	—	—	(162)	—	—	—
Total derivatives not designated as hedging instruments	599	—	(521)	—	80	—	302	—
Total derivatives	$598	$1	$(576)	$52	$77	$3	$313	$(12)

The following amounts are recorded in the unaudited Condensed Consolidated Balance Sheets related to the carrying amount of hedged assets and (liabilities) and the cumulative basis adjustment included in the carrying amount for fair value hedges (in millions):

	September 30, 2026		December 31, 2025
Line Item in the unaudited Condensed Consolidated Balance Sheets that includes hedged item	Carrying Amount of Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment included in the Carrying Amount of the Hedged Assets (Liabilities)	Carrying Amount of Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment included in the Carrying Amount of the Hedged Assets (Liabilities)
Fixed maturity securities, AFS, at amortized cost	$—	$—	$21	$—
Contractholder funds	(1,638)	41	(862)	(11)

For the three and nine months ended September 30, 2026 and 2025, the derivative instruments’ gains (losses), net excluded from the assessment of hedge effectiveness was immaterial.

During the first quarter of 2026, the foreign currency swap designated as a fair value hedge of foreign fixed maturity AFS securities matured and fair value hedge accounting was discontinued. There were no significant impacts associated with the discontinuation and no cumulative fair value hedging adjustments remained as of September 30, 2026. There were no cumulative fair value hedging adjustments for hedged assets and liabilities for which hedge accounting was discontinued as of December 31, 2025.

Derivatives designated as hedging instruments

We utilize interest rate swaps and foreign currency swaps that are designated and accounted for as fair value hedges to reduce interest rate risk for certain funding agreements and to reduce the risk of certain exposures to foreign currency risk for foreign AFS fixed maturity securities. For fair value hedges of funding agreements, changes in fair value are reported in Benefits and other changes in policy reserves. For fair value hedges of AFS fixed maturity securities, changes in fair value included in the assessment of effectiveness are reported in Recognized gains and (losses), net in the unaudited Condensed Consolidated Statements of Operations. The change in the fair value of components excluded from the assessment of hedge effectiveness is recorded in OCI and is recognized in net income through periodic settlements.

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

F&G also cedes certain business on a coinsurance basis. For arrangements reinsuring indexed annuities products, the embedded derivative representing the index credit obligation due the reinsurer are reported in Accounts payable and accrued liabilities, irrespective if in a net asset position or a net liability position, on the unaudited Condensed Consolidated Balance Sheets.

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

	Fair Value	Collateral	Net Credit Risk
September 30, 2026	$828	$851	$37
December 31, 2025	1,137	1,185	34

Collateral Agreements
We are required to maintain minimum ratings as a matter of routine practice as part of our over-the-counter derivative agreements on ISDA forms. Under some ISDA agreements, we have agreed to maintain certain financial strength ratings. A downgrade below these levels provides the counterparty under the agreement the right to terminate the open derivative contracts between the parties, at which time any amounts payable by us or the counterparty would be dependent on the market value of the underlying contracts. Our current rating does not allow any counterparty the right to terminate ISDA agreements. In certain transactions, both us and the counterparty have entered into a collateral support agreement requiring either party to post collateral when the net exposures exceed pre-determined thresholds. For all counterparties, except one, the threshold is set to zero. As of September 30, 2026 and December 31, 2025 counterparties posted collateral of $851 million and $1,185 million, respectively. This included cash collateral of $586 million and $928 million, respectively, for which we record an associated payable included in Accounts payable and accrued liabilities on the unaudited Condensed Consolidated Balance Sheets. Cash collateral received is not legally segregated and may be used by the Company in the normal course of business. The Company is obligated to return an equivalent amount of collateral upon settlement or termination of the related derivative contracts, or otherwise in accordance with the collateral provisions of such agreements, including in circumstances where changes in market conditions cause the Company’s mark-to-market position to decline. The remaining collateral represents securities collateral received that is not reported on the unaudited Condensed Consolidated Balance Sheets. Accordingly, the maximum amount of loss due to credit risk that we would incur if parties to the derivatives failed completely to perform according to the terms of the contracts, after giving effect to cash and securities collateral held, was $37 million and $34 million as of September 30, 2026 and December 31, 2025, respectively. As of September 30, 2026 and December 31, 2025, cash collateral pledged by the Company was $27 million and $0 million, respectively, and is recorded as a receivable for the right to reclaim such collateral, included in Prepaid expenses and other assets on the unaudited Condensed Consolidated Balance Sheets, separate from the payable described above for cash collateral received.

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

We held 320 and 172 futures contracts as of September 30, 2026 and December 31, 2025, respectively. The fair value of the futures contracts represents the cumulative unsettled variation margin (open trade equity, net of cash settlements). We provide cash collateral to the counterparties for the initial and variation margin on the futures contracts, which is included in Cash and cash equivalents in the unaudited Condensed Consolidated Balance Sheets. The amount of cash collateral held by the counterparties for such contracts was $7 million and $4 million as of September 30, 2026 and December 31, 2025, respectively.

Note E — Reinsurance
F&G reinsures portions of its policy risks with other insurance companies. The use of indemnity reinsurance does not discharge an insurer from liability on the insurance ceded. The insurer is required to pay in full the amount of its insurance liability regardless of whether it is entitled to or able to receive payment from the reinsurer. The portion of risks exceeding F&G's retention limit is reinsured. F&G primarily seeks reinsurance coverage in order to manage loss exposures, to enhance our capital position, to diversify risks and earnings, and to manage new business volume. F&G follows reinsurance accounting when the treaty adequately transfers insurance risk and any acquisition cost reimbursements reduce policy acquisition costs deferred and maintenance expense reimbursements reduce direct expenses incurred. Otherwise, F&G follows deposit accounting if there is inadequate transfer of insurance risk or if the underlying policy for which risk is being transferred is an investment contract that does not contain insurance risk. As of September 30, 2026 and December 31, 2025, we had an immaterial amount of cost of reinsurance recorded on the unaudited Condensed Consolidated Balance Sheets.

The effects of reinsurance on net premiums earned, net product fees and net benefits incurred (benefits paid and reserve changes) for the three and nine months ended September 30, 2026 and 2025 were as follows (in millions):

	Three months ended September 30,
	2026			2025
	Net Premiums Earned	Net Product Fees	Net Benefits Incurred	Net Premiums Earned	Net Product Fees	Net Benefits Incurred
Direct	$193	$188	$56	$565	$178	$1,237
Ceded	(19)	(32)	(30)	(21)	(11)	(56)
Net	$174	$156	$26	$544	$167	$1,181

	Nine months ended September 30,
	2026			2025
	Net Premiums Earned	Net Product Fees	Net Benefits Incurred	Net Premiums Earned	Net Product Fees	Net Benefits Incurred
Direct	$799	$547	$1,815	$1,370	$537	$2,871
Ceded	(58)	(85)	(156)	(64)	(35)	(173)
Net	$741	$462	$1,659	$1,306	$502	$2,698

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

Reinsurance Transactions

The following summarizes significant changes to third-party reinsurance agreements for the period ended September 30, 2026:
Talcott Life Re. Ltd. (“Talcott”): Effective July 1, 2026, F&G entered into a reinsurance agreement with Talcott, an unaffiliated reinsurer, to cede the base contract benefits and GMWB riders attached under certain future flow FIA policies on a coinsurance quota share basis.
New Re: Effective September 30, 2026, F&G amended the existing indemnity reinsurance agreement with New Reinsurance Company Ltd., an unaffiliated reinsurer and wholly owned subsidiary of Münchener Rückversicherungs-Gesellschaft Aktiengesellschaft in München (d/b/a “Munich Re”), to additionally cede certain inforce and future flow MYGA policies on a coinsurance basis. The coinsurance basis is applicable to the base contract benefits and minimum guaranteed surrender value benefits, and for certain MYGA policies, return of premium rider benefits.
Ancient Re: Effective February 28, 2026, in conjunction with the sale of F&G Life Re to Ancient, F&G amended the existing reinsurance agreement with F&G Life Re for certain inforce FIA policies and effective March 1, 2026, added a new forward flow component to cede certain MYGA policies, both on a coinsurance funds withheld quota share basis.
There have been no other significant changes to third party reinsurance agreements for the three and nine months ended September 30, 2026.

The following summarizes our reinsurance recoverable (in millions) as of September 30, 2026 and December 31, 2025:

Parent Company/ Principal Reinsurers	Reinsurance Recoverable (a)		Agreement Type	Products Covered	Accounting
	September 30, 2026	December 31, 2025
Aspida (b)	$8,249	$8,589	Coinsurance Funds Withheld	Certain MYGA	Deposit
Somerset Reinsurance Ltd. ("Somerset") (c)	6,445	5,071	Coinsurance Funds Withheld	Certain MYGA and deferred annuities	Deposit
			Coinsurance Funds Withheld	Certain FIA	Reinsurance
Everlake Life Insurance Company (“Everlake”)	1,879	1,868	Coinsurance	Certain MYGA (d)	Deposit
Fort Greene Reinsurance SPC Limited ("Fort Greene")	1,861	502	Coinsurance Funds Withheld	Certain FIA	Deposit
Ancient Re	1,642	—	Coinsurance Funds Withheld	Certain FIA and certain MYGA	Deposit
Wilton Reassurance Company ("Wilton Re")	1,011	1,032	Coinsurance	Block of traditional, IUL, and UL (e)	Reinsurance
Other (f)	871	501
Reinsurance recoverable, gross of allowance	21,958	17,563
Allowance for expected credit losses	(20)	(18)
Reinsurance recoverable, net of allowance for expected credit losses	$21,938	$17,545

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

As of September 30, 2026 and December 31, 2025, F&G had a deposit asset of $15,555 million and $13,279 million, respectively, which is reported in the Reinsurance recoverable, net of allowance for credit losses on the unaudited Condensed Consolidated Balance Sheets.

F&G incurred risk charge fees of $10 million and $10 million during the three months ended September 30, 2026 and 2025, respectively, and $32 million and $31 million during the nine months ended September 30, 2026 and 2025, respectively, in relation to reinsurance agreements.

Credit Losses

F&G estimates expected credit losses on reinsurance recoverables using a probability of default/loss given default model. Significant inputs to the model include the reinsurer's credit risk, expected timing of recovery, industry-wide historical default experience, senior unsecured bond recovery rates, and credit enhancement features. There was no material change in the expected credit loss reserve for the three and nine months ended September 30, 2026 and 2025.

Funds Withheld

The following assets were held in support of our reserves associated with our coinsurance with funds withheld agreements and are reported at carrying value in the line items shown below in the unaudited Condensed Consolidated Balance Sheets (in millions):

	September 30, 2026	December 31, 2025
Fixed maturities, AFS	$15,312	$12,530
Equity securities	60	60
Derivative instruments	146	55
Mortgage loans	781	65
Investments in unconsolidated affiliates	1,006	752
Policy loans	1	1
Cash and cash equivalents	601	702
Subtotal	$17,907	$14,165
Accrued interest receivable, included in Prepaid expenses and other assets	189	146
Accounts payable and accrued liabilities and reconciling items (a)	(259)	(120)
Net assets	$17,837	$14,191
(a) Reconciling items primarily represent net balances in process of settlement or clearing.

Concentration of Reinsurance Risk
As indicated above, F&G has a significant concentration of reinsurance risk with third party reinsurers, Aspida, Somerset, Everlake, Fort Greene, Ancient Re and Wilton Re (each, as defined below) that could have a material impact on our financial position in the event that any of these reinsurers fails to perform its obligations under the various reinsurance treaties. We monitor the financial condition and financial strength of individual reinsurers using public ratings (refer to table below) and ratings reports of individual reinsurers to attempt to reduce the risk of default by such reinsurers. In addition, the risk of non-performance is further mitigated with various forms of collateral or collateral arrangements, including secured trusts, funds withheld accounts and irrevocable letters of credit. We believe that all amounts due from Aspida, Somerset, Everlake, Fort Greene, Ancient Re and Wilton Re for periodic treaty settlements, net of any applicable credit loss reserves, are collectible as of September 30, 2026. The following table presents financial strength ratings as of September 30, 2026:

Parent Company/Principal Reinsurers	Financial Strength Rating
	AM Best	S&P	Fitch	Moody's
Aspida	A-	—	—	—
Somerset	A	BBB+	—	—
Everlake	A	—	—	—
Fort Greene	—	—	—	—
Ancient Re Ltd.	—	—	—	—
Wilton Re	A+	—	A-	—
“—” indicates not rated

Note F — Intangibles

The following table reconciles to Other intangible assets, net, on the unaudited Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025 (in millions):

	September 30, 2026	December 31, 2025
Value of business acquired (“VOBA”)	$1,095	$1,196
Deferred acquisition costs (“DAC”)	3,974	3,637
Deferred sales inducements (“DSI”)	1,102	891
Value of distribution asset	54	62
Computer software	75	80
Definite lived trademarks, tradenames, and other	200	173
Customer relationships and contracts	199	228
Indefinite lived tradenames and other	8	8
Total Other intangible assets, net	$6,707	$6,275

The following tables roll forward VOBA by product for the nine months ended September 30, 2026 and 2025 (in millions):

	Indexed Annuities	Fixed Rate Annuities	Immediate Annuities	Universal Life	Traditional Life	Total
Balance at January 1, 2026	$770	$18	$178	$119	$111	$1,196
Amortization	(86)	(2)	(4)	(5)	(4)	(101)
Balance at September 30, 2026	$684	$16	$174	$114	$107	$1,095

	Indexed Annuities	Fixed Rate Annuities	Immediate Annuities	Universal Life	Traditional Life	Total
Balance at January 1, 2025	$892	$22	$184	$126	$125	$1,349
Amortization	(93)	(3)	(5)	(5)	(11)	(117)
Balance at September 30, 2025	$799	$19	$179	$121	$114	$1,232

VOBA amortization expense of $101 million and $117 million was recorded in Depreciation and amortization on the unaudited Condensed Consolidated Statements of Operations for the nine months ended September 30, 2026 and 2025, respectively.

The following tables roll forward DAC by product for the nine months ended September 30, 2026 and 2025 (in millions):

	Indexed Annuities	Fixed Rate Annuities	Universal Life	Total (a)
Balance at January 1, 2026	$2,205	$402	$1,021	$3,628
Capitalization	407	19	218	644
Amortization	(177)	(83)	(49)	(309)
Balance at September 30, 2026	$2,435	$338	$1,190	$3,963

	Indexed Annuities	Fixed Rate Annuities	Universal Life	Total (a)
Balance at January 1, 2025	$1,874	$376	$781	$3,031
Capitalization	388	118	207	713
Amortization	(145)	(78)	(37)	(260)
Balance at September 30, 2025	$2,117	$416	$951	$3,484
(a)Excludes insignificant amounts of DAC related to FABN and PRT.

DAC amortization expense of $309 million and $260 million was recorded in Depreciation and amortization on the unaudited Condensed Consolidated Statements of Operations for the nine months ended September 30, 2026 and 2025, respectively, excluding insignificant amounts related to FABN and PRT.

The following table presents a reconciliation of DAC to the table above which is reconciled to the unaudited Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025 (in millions):

	September 30, 2026	December 31, 2025
Indexed Annuities	$2,435	$2,205
Fixed Rate Annuities	338	402
Universal Life	1,190	1,021
FABN	5	5
PRT	6	4
Total	$3,974	$3,637

The following table rolls forward DSI for our indexed annuity products for the nine months ended September 30, 2026 and 2025 (in millions):

	Nine months ended September 30,
	2026	2025
Balance at January 1,	$891	$625
Capitalization	278	243
Amortization	(67)	(47)
Balance at September 30,	$1,102	$821

DSI amortization expense of $67 million and $47 million was recorded in Depreciation and amortization on the unaudited Condensed Consolidated Statements of Operations for the nine months ended September 30, 2026 and 2025, respectively.

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
We review cash flow assumptions annually, generally in the third quarter. In 2025 and 2026, F&G undertook a review of all significant assumptions and revised several assumptions relating to our deferred annuity (indexed annuity and fixed rate annuity) and IUL products. For the nine months ended September 30, 2026, we updated the assumptions for option budgets, surrenders, mortality, and GMWB utilization. For the year ended December 31, 2025, we updated the assumptions for option budgets, surrenders, lapses, mortality and mortality improvement, and free partial withdrawals. For both periods, these assumption updates resulted in increased amortization rates on some DAC and DSI balances, primarily for indexed annuities. All updates to these assumptions brought us more in line with our Company and overall industry experience since the prior assumption update.

The following table rolls forward the customer relationship intangibles acquired in the Roar and PALH acquisitions for the nine months ended September 30, 2026 and 2025 (in millions):

	Nine months ended September 30,
	2026	2025
Balance at January 1,	$228	$273
Acquired and related adjustments	—	6
Amortization	(29)	(38)
Balance at September 30,	$199	$241

There has been no material change to the estimated future amortization expense of VOBA, customer relationship intangibles and definite lived other intangible assets since December 31, 2025.

The following table presents the changes in carrying amount of goodwill for the nine months ended September 30, 2026 (in millions):

Nine months ended September 30,
2026
Balance at January 1,	$2,180
Sale of F&G Life Re	(51)
Balance at September 30,	$2,129

Note G — Market Risk Benefits

The following table presents the balances of and changes in MRBs associated with indexed annuities and fixed rate annuities for the nine months ended September 30, 2026 and the year ended December 31, 2025 (in millions):

	September 30, 2026		December 31, 2025
	Indexed annuities	Fixed rate annuities	Indexed annuities	Fixed rate annuities
Balance, beginning of period, net liability	$812	$1	$420	$1

Balance, beginning of period, before effect of changes in the instrument-specific credit risk	$684	$1	$322	$1
Issuances and benefit payments	136	—	147	—
Attributed fees collected and interest accrual	142	—	156	—
Actual policyholder behavior different from expected	53	—	45	—
Changes in assumptions and other	(62)	—	8	—
Effects of market related movements	(251)	—	6	—
Balance, end of period, before effect of changes in the instrument-specific credit risk	702	1	684	1
Effect of changes in the instrument-specific credit risk	95	—	128	—
Balance, end of period, net liability	797	1	812	1
Less: reinsured market risk benefits	235	—	195	—
Balance, end of period, net of reinsurance	$562	$1	$617	$1

Weighted-average attained age of policyholders weighted by total AV (years)	67.78	85.23	67.84	84.69
Net amount at risk	$2,000	$2	$1,900	$2

The following table reconciles MRBs by amounts in an asset position and amounts in a liability position to the MRBs amounts in the unaudited Condensed Consolidated Balance Sheets (in millions):

	September 30, 2026			December 31, 2025
	Direct	Reinsured	Total	Direct	Reinsured	Total
MRB asset
Indexed annuities	$99	$244	$343	$88	$197	$285
Fixed rate annuities	—	—	—	—	—	—
Total MRB asset	$99	$244	$343	$88	$197	$285

MRB liability
Indexed annuities	$896	$9	$905	$900	$2	$902
Fixed rate annuities	1	—	1	1	—	1
Total MRB liability	$897	$9	$906	$901	$2	$903

The net MRB liability decreased for the nine months ended September 30, 2026, primarily as a result of market-related movements, offset by collection of attributed fees, interest accrual, actual to expected policyholder behavior, and MRB reserves for contracts issued within the period.

For the nine months ended September 30, 2026, notable changes made to the inputs to the fair value estimates of MRBs calculations included an increase in risk-free rates leading to a favorable change in the MRBs associated with indexed annuities partially offset by decreases in the equity market related projections which resulted in an increase in the net amount at risk associated with indexed annuities, leading to an unfavorable change in the value of the associated MRBs.

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

In addition, the cash flow assumptions used to calculate MRBs reflect the Company’s best estimates for policyholder behavior. We review cash flow assumptions annually, generally in the third quarter. In 2025 and for the nine months ended in September 30, 2026, F&G undertook a review of all significant assumptions and revised several assumptions relating to our deferred annuities (indexed annuities and fixed rate annuities) with MRBs. For the nine months ended September 30, 2026, we updated assumptions including surrender rates, GMWB utilization, projected CPI, and option budgets. All updates to these assumptions brought us more in line with our Company and overall industry experience since the prior assumption updates. These updates, in total, led to a decrease in the net MRB liability for the nine months ended September 30, 2026. For the year ended December 31, 2025, we updated assumptions including surrender rates, mortality and mortality improvement, partial withdrawals, projected CPI, and option budgets. All updates to these assumptions brought us more in line with our Company and overall industry experience since the prior assumption updates. These updates, in total, led to an increase in the net MRB liability for the year ended December 31, 2025.

Note H — Income Taxes

The effective tax rate for the three and nine months ended September 30, 2026 was 21%. The effective tax rate on pre-tax income for the three and nine months ended September 30, 2025 was 8% and 13%. The effective tax rate on pre-tax income for the three months ended September 30, 2026 was in line with the U.S. Federal statutory rate of 21%. The impact of the valuation allowance expense recorded on unrealized losses and capital loss carryforwards was offset by favorable permanent adjustments, including low income housing tax credits (“LIHTC”), the dividends received deduction (“DRD”), company owned life insurance (“COLI”) and foreign tax credits. The effective tax rate on pre-tax income for the nine months ended September 30, 2026 was in line with the U.S. Federal statutory rate of 21%. Due to certain outside basis differences not requiring recognition of a deferred tax liability, the tax gain on the sale of F&G Life Re exceeded the book gain resulting in higher tax expense for the period. The effective tax rate was also impacted by the valuation allowance expense recorded on unrealized losses and capital loss carryforwards as well as state income tax expense, offset by favorable permanent adjustments, including LIHTC, DRD, COLI, and foreign tax credits. The effective tax rate on pre-tax income for the three and nine months ended September 30, 2025 differs from the U.S. Federal statutory rate of 21% primarily due to a partial release of the valuation allowance recorded on capital deferred tax assets for U.S. Life companies, as well as favorable permanent adjustments, including LIHTC, DRD, and COLI.

As of September 30, 2026, the Company had a partial valuation allowance of $67 million against its net deferred tax assets of $191 million. As of December 31, 2025, the Company had a partial valuation allowance of $38 million against its net deferred tax assets of $120 million. There was a $29 million increase in the valuation allowance for the nine months ended September 30, 2026, related to changes in capital losses. The valuation allowance consisted of a full valuation allowance on the unrealized capital loss deferred tax assets for the U.S. Non-life companies and F&G Cayman Re, a full valuation allowance on the deferred capital loss carryforwards for the U.S. Non-life companies and F&G Cayman Re, and a partial valuation allowance on the capital loss deferred tax assets on the U.S. life insurance companies.

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

The tax credits and other benefits recognized are included in the net change in income taxes on the unaudited Condensed Consolidated Statements of Cash Flows. The following table presents the impacts of the LIHTC investments included in income tax expense on the unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2026 and 2025 (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Tax credits and other benefits recognized	$(13)	$(14)	$(31)	$(31)
Tax credit amortization expense	8	10	22	24
Total	$(5)	$(4)	$(9)	$(7)

At September 30, 2026 and December 31, 2025, LIHTC investments included in Prepaid expenses and other assets on the unaudited Condensed Consolidated Balance Sheets totaled $147 million and $165 million, respectively.

The Inflation Reduction Act of 2022 (the “IRA”) was signed into law on August 16, 2022. Among other changes, the IRA introduced a 15% corporate alternative minimum tax (“CAMT”) on adjusted financial statement income and a 1% excise tax on treasury stock repurchases. These provisions were effective January 1, 2023. For purposes of calculating adjusted financial statement income, the Company is included in the controlled group of FNF, its parent company. Though the Company is subject to the minimum tax, the Company does not expect to be in a perpetual CAMT position. As a result, the Company has assessed that there is no material impact of CAMT to tax for the nine months ended September 30, 2026.

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

Note I — Contractholder Funds

The following tables summarize balances of and changes in Contractholder funds’ account balances (in millions):

	September 30, 2026
	Indexed annuities	Fixed rate annuities	Universal life	FABN (a)	FHLB (a)
Balance, beginning of year	$33,226	$19,265	$3,292	$3,324	$2,898
Issuances	5,570	357	170	750	2,375
Premiums received	21	—	507	—	—
Policy charges (b)	(181)	—	(315)	—	—
Surrenders and withdrawals	(3,013)	(1,570)	(113)	—	—
Benefit payments	(379)	(296)	(14)	(860)	(1,774)
Interest credited	941	669	203	115	83
Other	(10)	2	—	—	—
Balance, end of period	36,175	18,427	3,730	3,329	3,582
Reconciling items (c)	(493)	2	102	(41)	—
Gross liability, end of period	35,682	18,429	3,832	3,288	3,582
Less: Reinsurance recoverable	7,829	12,645	878	—	25
Net liability, after reinsurance	$27,853	$5,784	$2,954	$3,288	$3,557

Weighted-average crediting rate	3.68%	4.85%	8.02%	N/A	N/A
Net amount at risk (d)	N/A	N/A	$29,754	N/A	N/A
Cash surrender value (e)	$33,637	$18,428	$2,887	N/A	N/A

	December 31, 2025
	Indexed annuities	Fixed rate annuities	Universal life	FABN (a)	FHLB (a)
Balance, beginning of year	$30,235	$17,442	$2,817	$2,463	$2,852
Issuances	6,714	3,801	229	1,148	2,241
Premiums received	31	—	593	—	—
Policy charges (b)	(222)	—	(378)	—	—
Surrenders and withdrawals	(3,831)	(2,485)	(130)	—	—
Benefit payments	(536)	(358)	(21)	(395)	(2,298)
Interest credited	830	866	182	107	103
Other	5	(1)	—	1	—
Balance, end of period	33,226	19,265	3,292	3,324	2,898
Reconciling items (c)	321	2	115	11	—
Gross liability, end of period	33,547	19,267	3,407	3,335	2,898
Less: Reinsurance recoverable	3,198	12,863	887	—	—
Net liability, after reinsurance	$30,349	$6,404	$2,520	$3,335	$2,898

Weighted-average crediting rate	2.65%	4.84%	6.13%	N/A	N/A
Net amount at risk (d)	N/A	N/A	$29,581	N/A	N/A
Cash surrender value (e)	$30,920	$18,034	$2,533	N/A	N/A
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

The following table reconciles Contractholder funds’ account balances to the Contractholder funds liability in the unaudited Condensed Consolidated Balance Sheets (in millions):

	September 30, 2026	December 31, 2025
Indexed annuities	$35,682	$33,547
Fixed rate annuities	18,429	19,267
Immediate annuities	246	262
Universal life	3,832	3,407
Traditional life	4	4
FABN	3,288	3,335
FHLB	3,582	2,898
PRT	6	6
Total	$65,069	$62,726

Annually, typically in the third quarter, we review assumptions associated with reserves for policy benefits and product guarantees. For the nine months ended September 30, 2026 and the year ended December 31, 2025, based on policyholder behavior, experience and interest rate movements, we updated certain economic indexed annuities assumptions used to calculate the fair value of the embedded derivative component within Contractholder funds. Additionally, for both periods, we reflected updates to surrender assumptions for recent and expected policyholder behavior. These changes resulted in decreases in Contractholder funds of approximately $268 million and $22 million for the nine months ended September 30, 2026 and for the year ended December 31, 2025, respectively.

The following tables present the account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums (in millions):

	September 30, 2026
Range of guaranteed minimum crediting rate	At Guaranteed Minimum	1 Basis Point-50 Basis Points Above	51 Basis Points-150 Basis Points Above	Greater Than 150 Basis Points Above	Total
Indexed annuities
Up to 1.50%	$702	$362	$314	$666	$2,044
1.51%-2.50%	506	14	1,037	702	2,259
Greater than 2.50%	187	—	—	3	190
Subtotal	$1,395	$376	$1,351	$1,371	$4,493
No guaranteed minimum crediting rate					31,682
Total					$36,175

Fixed rate annuities
Up to 1.50%	$140	$107	$226	$15,197	$15,670
1.51%-2.50%	1	8	19	422	450
Greater than 2.50%	679	1	5	1,622	2,307
Total	$820	$116	$250	$17,241	$18,427

Universal life
Up to 1.50%	$3,342	$10	$—	$32	$3,384
1.51%-2.50%	—	—	—	—	—
Greater than 2.50%	345	—	1	—	346
Total	$3,687	$10	$1	$32	$3,730

	December 31, 2025
Range of guaranteed minimum crediting rate	At Guaranteed Minimum	1 Basis Point-50 Basis Points Above	51 Basis Points-150 Basis Points Above	Greater Than 150 Basis Points Above	Total
Indexed annuities
Up to 1.50%	$659	$464	$298	$812	$2,233
1.51%-2.50%	548	17	633	630	1,828
Greater than 2.50%	212	1	—	1	214
Subtotal	$1,419	$482	$931	$1,443	$4,275
No guaranteed minimum crediting rate					28,951
Total					$33,226

Fixed rate annuities
Up to 1.50%	$94	$75	$792	$15,548	$16,509
1.51%-2.50%	4	6	16	466	492
Greater than 2.50%	727	2	5	1,530	2,264
Total	$825	$83	$813	$17,544	$19,265

Universal life
Up to 1.50%	$2,898	$9	$—	$31	$2,938
1.51%-2.50%	—	—	—	—	—
Greater than 2.50%	353	—	1	—	354
Total	$3,251	$9	$1	$31	$3,292

Note J — Future Policy Benefits

The following table summarizes balances and changes in the present value of expected net premiums and the present value of the expected FPB for nonparticipating traditional contracts (in millions):

	Traditional life
	September 30, 2026	December 31, 2025
Expected net premiums
Balance, beginning of year	$585	$631
Beginning balance at original discount rate	700	780
Effect of changes in cash flow assumptions	(1)	—
Effect of actual variances from expected experience	(5)	1
Balance adjusted for variances from expectation	694	781
Interest accrual	10	15
Net premiums collected	(65)	(96)
Ending balance at original discount rate	639	700
Effect of changes in discount rate assumptions	(138)	(115)
Balance, end of period	$501	$585

Expected FPB
Balance, beginning of year	$1,855	$1,933
Beginning balance at original discount rate	2,167	2,368
Effect of changes in cash flow assumptions	(7)	—
Effect of actual variances from expected experience	(10)	(21)
Balance adjusted for variances from expectation	2,150	2,347
Interest accrual	35	50
Benefits payments	(149)	(230)
Ending balance at original discount rate	2,036	2,167
Effect of changes in discount rate assumptions	(404)	(312)
Balance, end of period	$1,632	$1,855

Net liability for future policy benefits	$1,131	$1,270
Less: Reinsurance recoverable	463	489
Net liability for future policy benefits, after reinsurance recoverable	$668	$781

Weighted-average duration of liability for future policyholder benefits (years)	5.77	6.84

The following tables summarize balances and changes in the present value of the expected FPB for limited-payment contracts (in millions):

	PRT
	September 30, 2026	December 31, 2025
Balance, beginning of year	$8,112	$6,054
Beginning balance at original discount rate	8,268	6,417
Effect of changes in cash flow assumptions	8	(36)
Effect of actual variances from expected experience	(36)	13
Balance adjusted for variances from expectation	8,240	6,394
Issuances	749	2,206
Interest accrual	305	331
Benefits payments	(619)	(663)
Ending balance at original discount rate	8,675	8,268
Effect of changes in discount rate assumptions	(800)	(156)
Balance, end of period	$7,875	$8,112

Net liability for future policy benefits, after reinsurance recoverable	$7,875	$8,112

Weighted-average duration of liability for future policyholder benefits (years)	7.31	7.80

	Immediate annuities
	September 30, 2026	December 31, 2025
Balance, beginning of year	$1,276	$1,297
Beginning balance at original discount rate	1,679	1,732
Effect of actual variances from expected experience	1	(11)
Balance adjusted for variances from expectation	1,680	1,721
Issuances	15	17
Interest accrual	40	54
Benefits payments	(85)	(113)
Ending balance at original discount rate	1,650	1,679
Effect of changes in discount rate assumptions	(514)	(403)
Balance, end of period	$1,136	$1,276

Net liability for future policy benefits	$1,136	$1,276
Less: Reinsurance recoverable	98	106
Net liability for future policy benefits, after reinsurance recoverable	$1,038	$1,170

Weighted-average duration of liability for future policyholder benefits (years)	11.82	12.32

The following tables summarize balances and changes in the liability for deferred profit liability (“DPL”) for limited-payment contracts (in millions):

	September 30, 2026		December 31, 2025
	Immediate annuities	PRT	Immediate annuities	PRT
Balance, beginning of year	$90	$7	$90	$6
Effect of actual variances from expected experience	(11)	3	2	1
Balance adjusted for variances from expectation	79	10	92	7
Issuances	13	1	6	1
Interest accrual	1	1	1	—
Amortization	(6)	—	(9)	(1)
Balance, end of period	$87	$12	$90	$7

The following table reconciles the net FPB to the FPB in the unaudited Condensed Consolidated Balance Sheets (in millions). The DPL for Immediate Annuities and PRT is presented together with the FPB in the unaudited Condensed Consolidated Balance Sheets and has been included as a reconciling item in the table below:

	September 30, 2026	December 31, 2025
Traditional life	$1,131	$1,270
Immediate annuities	1,136	1,276
PRT	7,875	8,112
Immediate annuities DPL	87	90
PRT DPL	12	7
Total	$10,241	$10,755

The following table provides the amount of undiscounted and discounted expected gross premiums and expected future benefits and expenses for nonparticipating traditional and limited-payment contracts (in millions):

	Undiscounted		Discounted
	September 30,		September 30,
	2026	2025	2026	2025
Traditional life
Expected future benefit payments	$2,345	$2,569	$1,635	$1,892
Expected future gross premiums	772	875	541	650
Immediate annuities
Expected future benefit payments	$3,036	$3,125	$1,136	$1,304
Expected future gross premiums	—	—	—	—
PRT
Expected future benefit payments	$13,682	$11,809	$7,875	$7,363
Expected future gross premiums	—	—	—	—

The following table summarizes the amount of revenue and interest related to nonparticipating traditional and limited-payment contracts recognized in the unaudited Condensed Consolidated Statements of Operations (in millions):

	Gross Premiums (a)		Interest Expense (b)
	September 30,		September 30,
	2026	2025	2026	2025
Traditional life	$67	$75	$25	$27
Immediate annuities	14	16	40	40
PRT	718	1,279	305	238
Total	$799	$1,370	$370	$305
(a)Included in Life insurance premiums and other fees on the unaudited Condensed Consolidated Statements of Operations.
(b)Included in Benefits and other changes in policy reserves on the unaudited Condensed Consolidated Statements of Operations.

The following table presents the weighted-average interest rate:

	September 30, 2026	December 31, 2025
Traditional life
Interest accretion rate	2.36%	2.35%
Current discount rate	6.10%	4.77%
Immediate annuities
Interest accretion rate	3.22%	3.20%
Current discount rate	6.24%	5.29%
PRT
Interest accretion rate	4.97%	4.87%
Current discount rate	6.32%	4.98%

The following tables summarize the actual experience and expected experience for mortality and lapses of the FPB:

	September 30, 2026			December 31, 2025
	Traditional life	Immediate annuities	PRT	Traditional life	Immediate annuities	PRT
Mortality
Actual experience	1.8%	1.7%	2.9%	2.4%	2.4%	2.6%
Expected experience	1.7%	1.7%	2.5%	1.6%	1.7%	2.5%
Lapses
Actual experience	0.1%	—%	—%	—%	—%	—%
Expected experience	0.6%	—%	—%	0.6%	—%	—%

The following table provides additional information for periods in which a cohort has a net premium ratio (“NPR”) greater than 100% (and therefore capped at 100%) (dollars in millions):

	September 30, 2026		December 31, 2025
	Cohort X	Description	Cohort X	Description
NPR before capping	102%	Term with return of premium Non-NY Cohort	104%	Term with return of premium Non-NY Cohort
Reserves before NPR capping	$1,027	Term with return of premium Non-NY Cohort	$1,145	Term with return of premium Non-NY Cohort
Reserves after NPR capping	1,032	Term with return of premium Non-NY Cohort	1,156	Term with return of premium Non-NY Cohort
Loss Expense	5	Term with return of premium Non-NY Cohort	11	Term with return of premium Non-NY Cohort

F&G made changes to assumptions during the nine months ended September 30, 2026 and the year ended December 31, 2025. Significant assumption inputs used in the calculation of our FPB are described below. Refer to the tables above for further details on changes to our FPB.

Traditional life

The traditional life line of business primarily consists of policies that were sold prior to 2010. As this line of business continues to age, benefit payments made from these contracts will be the primary driver of the emergence of reserves, decreasing the reserve balance.

Significant assumption inputs to the calculation of the FPB for traditional life include mortality, lapses (including lapses due to nonpayment of premium and surrenders for cash surrender value), and discount rates (both accretion and current). We review the cash flow assumptions annually, typically in the third quarter. In 2026, we updated the assumption for mortality. The update resulted in a decrease to the FPB liability and the associated reinsurance recoverable. In 2025, we updated the assumptions for surrenders and lapses. These assumption updates resulted in a decrease to the FPB liability for the year ended December 31, 2025. Updates to these assumptions for both periods brought us more in line with our Company and overall industry experience since the prior assumption updates.

Market data that underlies current discount rates was updated in 2026 from that utilized in 2025 resulting in increased discount rates that drove a decrease to the FPB.

Immediate annuities (life contingent)

Significant assumption inputs to the calculation of the FPB for immediate annuities (life contingent) include mortality and discount rates (both accretion and current). We review the cash flow assumptions annually, typically in the third quarter. In 2025 and 2026, F&G undertook a review of the significant cash flow assumptions and did not make any changes to mortality. Market data that underlies current discount rates was updated in 2026 from that utilized in 2025 resulting in increased discount rates that drove a decrease to the FPB.

PRT (life contingent)

The PRT line of business has issued a significant volume of contracts for 2026 and 2025, which is the primary impact in increasing the reserve balance in each of those periods.

Significant assumption inputs to the calculation of the FPB for PRT (life contingent) include mortality and discount rates (both accretion and current). Additionally, for PRT contracts with deferred payment streams, retirement age and elected payment form are significant assumptions. We review the cash flow assumptions annually, typically in the third quarter. In 2025 and 2026, F&G undertook a review of the significant cash flow assumptions and did not make any changes to any significant assumptions. Market data that underlies current discount rates was updated in 2026 from that utilized in 2025 resulting in increased discount rates that drove a decrease to the FPB.

Premium deficiency testing

F&G conducts annual premium deficiency testing for its long-duration contracts except for the FPB for nonparticipating traditional and limited-payment contracts. F&G also conducts annual premium deficiency testing for the VOBA of all long-duration contracts. Premium deficiency testing is performed by reviewing assumptions used to calculate the insurance liabilities and determining whether the sum of the existing contract liabilities and the present value of future gross premiums is sufficient to cover the present value of future benefits to be paid to or on behalf of policyholders and settlement costs and recover unamortized present value of future profits. Anticipated investment income, based on F&G’s experience, is considered when performing premium deficiency testing for long-duration contracts. F&G began accruing a liability in the fourth quarter of 2024 that increases the amortization of traditional life VOBA. The liability balance was immaterial at both September 30, 2026 and December 31, 2025.

Note K — Accounts Payable and Accrued Liabilities

As of September 30, 2026 and December 31, 2025, the total unearned revenue liabilities (“URL”) balance of $674 million and $551 million, respectively, is included in Accounts payable and accrued liabilities on the unaudited Condensed Consolidated Balance Sheets. The following table presents a reconciliation of Accounts payable and accrued liabilities to the unaudited Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025 (in millions):

	September 30, 2026	December 31, 2025
Salaries and incentives	$93	$106
Accrued benefits	84	75
URL	674	551
Trade accounts payable	146	199
Liability for policy and contract claims	100	100
Retained asset account	41	48
Remittances and items not allocated	291	267
Option collateral liabilities	586	928
Lease liability	10	12
Investment purchases payable	379	102
Contingent consideration	63	72
Accrued interest on notes payable	42	34
Interest rate and foreign currency swaps	298	12
Other accrued liabilities	252	195
Accounts payable and accrued liabilities	$3,059	$2,701

The following table rolls forward URL for our universal life product for the nine months ended September 30, 2026 and 2025 (in millions):

	Nine months ended September 30,
	2026	2025
Balance at January 1,	$551	$401
Capitalization	151	131
Amortization	(28)	(20)
Balance at September 30,	$674	$512

For IUL the cash flow assumptions used to amortize URL reflect the Company’s best estimates for policyholder behavior. We review cash flow assumptions annually, generally in the third quarter. In 2026, F&G undertook a review of all significant assumptions which resulted in no significant assumption updates. In 2025, F&G undertook a review of all significant assumptions, resulting in updates for surrenders, lapses, and mortality.

Note L — Notes Payable

The components of notes payable are summarized as follows (in millions):

	September 30, 2026			December 31, 2025
	Principal	Net unamortized discount, premium, and debt issuance costs	Carrying Amount	Principal	Net unamortized discount, premium, and debt issuance costs	Carrying Amount
Revolving Credit Facility - Short Term	$—	$—	$—	$—	$—	$—
FNF Credit Facility - Short Term	—	—	—	—	—	—
7.40% F&G Senior Notes, due 2028	500	(2)	498	500	(2)	498
6.50% F&G Senior Notes, due 2029	550	(3)	547	550	(4)	546
6.250% F&G Senior Notes, due 2034	500	(6)	494	500	(7)	493
7.95% F&G Senior Notes, due 2053	345	(8)	337	345	(9)	336
7.300% F&G Junior Notes, due 2065	375	(11)	364	375	(11)	364
Total	$2,270	$(30)	$2,240	$2,270	$(33)	$2,237

Revolving Credit Facility - F&G has a Revolving Credit Facility pursuant to the unsecured revolving credit agreement (the "Credit Agreement") with Bank of America, N.A., as administrative agent, the lenders and guarantors party thereto and the other parties thereto. No amounts were outstanding under the Revolving Credit Facility as of September 30, 2026 or December 31, 2025, and total borrowing availability was $750 million as of September 30, 2026. The Credit Agreement matures on November 22, 2027.

FNF Credit Facility - F&G has a revolving note agreement with FNF for up to $200 million capacity (the “FNF Credit Facility”) to be used for working capital and other general corporate purposes. No amounts were outstanding under this revolving note agreement as of September 30, 2026 or December 31, 2025. This facility matures the earlier of October 29, 2030, or when the Revolving Credit Facility described above is terminated.

Covenants - The Credit Agreement and the indentures governing the 7.40% F&G Senior Notes, 6.50% F&G Senior Notes, 6.250% F&G Senior Notes, 7.95% F&G Senior Notes, and the 7.300% F&G Junior Notes impose certain operating and financial restrictions on F&G. The Credit Agreement imposes certain financial covenants on F&G, and as of September 30, 2026, we were in compliance with all covenants.

Interest Expense - Amortization of deferred issuance costs and purchase premiums are recognized as a component of interest expense. Interest expense on notes payable for the three and nine months ended September 30, 2026 and 2025 was as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Revolving Credit Facility - Short-term	$1	$—	$2	$1
7.40% F&G Senior Notes, due 2028	10	10	29	29
6.50% F&G Senior Notes, due 2029	9	10	27	28
6.250% F&G Senior Notes, due 2034	8	8	24	24
7.95% F&G Senior Notes, due 2053	7	7	21	21
7.300% F&G Junior Notes, due 2065	7	7	21	20
Total	$42	$42	$124	$123

Note M — Supplemental Cash Flow Information
The following supplemental cash flow information is provided with respect to certain cash payment and non-cash investing and financing activities (in millions):

	Nine months ended September 30,
	2026	2025
Cash paid (refunded) for:
Interest paid	$112	$109
Income taxes (refunded) paid	(28)	19
Deferred sales inducements	278	241
Non-cash investing and financing activities:
Investment received as non-cash consideration for sale of F&G Life Re	38	—
Exchange of note receivable for incremental share in consolidated subsidiary	36	—
Investments transferred subject to reinsurance agreement	—	(500)
Change in proceeds of sales of investments available for sale receivable in period	(10)	(4)
Change in purchases of investments available for sale payable in period	287	142

Refer to Note H - Income Taxes for further information on income taxes paid disaggregated by federal, foreign, and state.

Note N — Commitments and Contingencies

Contingent Consideration

Under the terms of the purchase agreement for Roar, we have agreed to make cash payments of up to approximately $90 million over a three-year period upon the achievement by Roar of certain EBITDA milestones. The contingent consideration is recorded at fair value in Accounts payable and accrued liabilities on the unaudited Condensed Consolidated Balance Sheets. Roar achieved the required EBITDA milestone based on results for the years ended December 31, 2024 and 2025. We made the first cash payment of $12 million during the quarter ended March 31, 2025, and the second payment of $12 million during the quarter ended March 31, 2026. Roar achieved the required third EBITDA milestone based on results as of September 30, 2026 so the fair value reflects the present value of the final payment expected to be paid during the quarter ended March 31, 2027. The remaining contingent consideration recorded at September 30, 2026 is $63 million. Refer to Note B - Fair Value of Financial Instruments for more information regarding the fair value of the contingent consideration.

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

We review lawsuits and other legal and regulatory matters (collectively “legal proceedings”) on an ongoing basis when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, management bases its decision on its assessment of the ultimate outcome assuming all appeals have been exhausted. For legal proceedings in which it has been determined that a loss is both probable and reasonably estimable, a liability based on known facts and that represents our best estimate has been recorded. Our accrual for legal and regulatory matters was insignificant as of September 30, 2026 and December 31, 2025. We do not consider (i) the amounts we have currently recorded for all legal proceedings in which it has been determined that a loss is both probable and reasonably estimable and (ii) reasonably possible losses for all pending legal proceedings to be material to our financial statements either individually or in the aggregate. Actual losses may materially differ from the amounts recorded and the ultimate outcome of our pending legal proceedings is generally not yet determinable. While some of these matters could be material to our operating results or cash flows for any particular period if an unfavorable outcome results, at present we do not believe that the ultimate resolution of currently pending legal proceedings, either individually or in the aggregate, will have a material adverse effect on our financial condition.

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

Commitments

We have unfunded commitments as of September 30, 2026 based upon the timing of when investments and agreements are executed or signed compared to when the actual investments and agreements are funded or closed. Some investments require that funding occur over a period of months or years. A summary of unfunded commitments by commitment type as of September 30, 2026 is included below (in millions):

September 30, 2026

Commitment Type
Other fixed maturity securities, AFS	$244
Commercial mortgage loans	399
Residential mortgage loans	414
Other assets	78
Consolidated VIEs:
Other long-term investments	186
Unconsolidated VIEs:
Limited partnerships	1,379
Asset-backed lending	92
Fixed maturity securities, asset-backed securities	831
Direct Lending	895
Total	$4,518

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

U.S. Companies

Our principal insurance subsidiaries' audited statutory financial statements are based on a December 31 year end. Statutory net income for the three and nine months ended September 30, 2026 and 2025, and statutory capital and surplus as of September 30, 2026 and December 31, 2025, of our wholly owned U.S. regulated insurance subsidiaries, were as follows (in millions):

	Subsidiary (state of domicile) (a)
	FGL Insurance (IA)	FGL NY Insurance (NY)	Raven Re (VT)	Corbeau Re (VT)
Statutory Net income (loss):
For the three months ended September 30, 2026	$(75)	$3	$7	$(19)
For the three months ended September 30, 2025	(13)	1	8	(70)

For the nine months ended September 30, 2026	$(159)	$7	$22	$(80)
For the nine months ended September 30, 2025	(216)	7	28	(168)

Statutory Capital and Surplus:
September 30, 2026	$991	$127	$178	$241
December 31, 2025	1,735	122	182	236
(a)FGL NY Insurance, Raven Re and Corbeau Re are subsidiaries of FGL Insurance, and the columns should not be added together.

Dividends and return of capital

The insurance laws of Iowa regulate the amount of dividends that FGL Insurance may pay in any year. For the nine months ended September 30, 2026, FGL Insurance did not pay any ordinary dividends to its parent, Fidelity & Guaranty Life Holdings, Inc. (“FGLH”), and FGL Insurance’s maximum ordinary dividend capacity for 2026 is $0. During the third quarter of 2026, upon approval by the Iowa Insurance Division, FGL Insurance paid $250 million in cash to FGLH as a return of capital, approximately $249 million of which was ultimately received by FGAL.

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

In addition, based on a permitted practice received from the Iowa Insurance Division, FGL Insurance carries one of its limited partnership interests which qualifies for accounting under SSAP No. 48, “Investments in Joint Ventures, Partnerships and Limited Liability Companies,” on a net asset value per share basis. This is a departure from SSAP No. 48, which requires such investments to be carried based on the investees underlying GAAP equity (prior to any impairment considerations). In addition, the financial statements of Raven Re and Corbeau Re include certain permitted practices approved by the Vermont Department of Financial Regulation. Without such permitted statutory accounting practices, Raven Re’s risk-based capital would have been above the minimum regulatory requirements as of September 30, 2026 and December 31, 2025. Without such permitted statutory accounting practices, Corbeau Re’s risk-based capital would have fallen below the minimum regulatory requirements as of September 30, 2026 and December 31, 2025.

The prescribed and permitted practices resulted in increases to statutory capital and surplus of $169 million and $249 million at September 30, 2026 and December 31, 2025, respectively. Without such permitted statutory accounting practices, FGL Insurance’s risk-based capital would have been above the minimum regulatory requirements as of September 30, 2026 and December 31, 2025.

There have been no material changes to the prescribed and permitted practices for our U.S. insurance subsidiaries, which were detailed in our Annual Report on Form 10-K, and no other significant changes in the regulatory status of our insurance subsidiaries as of September 30, 2026.

Non-U.S. Company

F&G Cayman Re files financial statements that are prepared in accordance with SAP prescribed or permitted by its regulator, which may vary materially from GAAP. Accordingly, SAP operating results and SAP capital and surplus may differ substantially from amounts reported in the GAAP basis financial statements for comparable items.

F&G Cayman Re has two permitted practices, which have been approved by CIMA. F&G Cayman Re has a permitted practice approved by CIMA to include, as an admitted asset, the value of the letters of credit (“LOCs”) acquired to support reinsurance transactions. Also, F&G Cayman Re has a permitted practice, approved by CIMA, for PRT reinsurance transactions to use U.S. statutory book value adjusted for best estimate reserve calculations (consistent with GAAP prior to ASU 2018-12, Financial Services-Insurance (Topic 944), Targeted Improvements to the Accounting for Long-Duration Contracts). These reserve calculations will be subject to annual assumption reviews consistent with other GAAP liability balances. If F&G Cayman Re had not been permitted to calculate PRT assumed reserves using best estimate reserve calculations or include the value of the LOCs as an admitted asset, statutory surplus would be $57 million and $20 million as of September 30, 2026 and December 31, 2025, respectively. Without such permitted statutory accounting practices, F&G Cayman Re’s risk-based capital would have fallen below the minimum regulatory requirements as of September 30, 2026 and December 31, 2025.

Net income and capital and surplus of our wholly owned Cayman Islands insurance subsidiary under SAP were as follows (in millions):

Subsidiary (country of domicile)
F&G Cayman Re (Cayman Islands)
Statutory Net Income (loss):
For the three months ended September 30, 2026	$18
For the three months ended September 30, 2025	(19)

For the nine months ended September 30, 2026	$7
For the nine months ended September 30, 2025	—

Statutory Capital and Surplus:
September 30, 2026	$1,215
December 31, 2025	1,134

The prescribed and permitted statutory accounting practices have no impact on our unaudited Condensed Consolidated Financial Statements, which are prepared in accordance with GAAP.

Note P — Earnings Per Share

The following table sets forth the computation of basic and diluted EPS (dollars and shares in millions except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net earnings	$741	$120	$915	$141
Less: Non-controlling interests	1	2	3	4
Net earnings attributable to F&G	740	118	912	137
Less: Preferred stock dividend	4	4	13	13
Net earnings attributable to F&G common shareholders	$736	$114	$899	$124

Weighted-average common shares outstanding - basic	129	133	131	131
Dilutive effect of unvested restricted stock	1	1	—	1
Dilutive effect of mandatory convertible preferred stock	5	5	6	—
Weighted-average shares outstanding - diluted	135	139	137	132

Net earnings attributable to F&G common shareholders per common share
Basic - net	$5.71	$0.86	$6.86	$0.95

Diluted - net	$5.48	$0.85	$6.66	$0.94

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

Summarized financial information concerning our single reportable segment is shown in the following table (in millions).

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Revenues:
Life-contingent pension risk transfer premiums	$168	$536	$718	$1,279
Traditional life insurance and life-contingent immediate annuity premiums	6	8	23	27
Surrender charges	66	70	183	196
Policyholder fees and other income	90	97	279	306
Life insurance premiums and other fees	330	711	1,203	1,808
Owned distribution revenues	20	24	56	63
Revenues from external customers	350	735	1,259	1,871
Interest and investment income	698	748	2,139	2,096
Recognized gains and (losses), net	83	211	341	(1)
Total revenues	1,131	1,694	3,739	3,966
Significant expenses (a):
Benefits and other changes in policy reserves	26	1,181	1,659	2,698
Personnel costs	73	79	210	223
Other operating expenses	30	38	104	121
Total significant expenses:	129	1,298	1,973	3,042
Other segment items
Market risk benefit losses (gains)	(167)	43	(62)	148
Depreciation and amortization	191	180	539	491
Interest expense	42	42	124	123
Total other segment items:	66	265	601	762
Total expenses	195	1,563	2,574	3,804
Earnings (loss) before income taxes	936	131	1,165	162
Income tax (benefit) expense	195	11	250	21
Net earnings (loss)	$741	$120	$915	$141
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

Interest Rate Environment

As of September 30, 2026 and December 31, 2025, our reserves, net of reinsurance, and weighted average crediting rate on our fixed rate annuities were $5.8 billion and 4.85% and $6.4 billion and 4.84%, respectively. Some of our products, most notably our fixed rate annuities, include guaranteed minimum crediting rates. We are required to pay the guaranteed minimum crediting rates even if earnings on our investment portfolio decline, which would negatively impact earnings. In addition, we expect more policyholders to hold policies with comparatively high guaranteed rates for a longer period in a low interest rate environment. Conversely, a rise in average yield on our investment portfolio would increase earnings if the average interest rate we pay on our products does not rise correspondingly. Similarly, we expect that policyholders would be less likely to hold policies with existing guarantees as interest rates rise and the relative value of other new business offerings are increased, which would negatively impact our earnings and cash flows.

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

Critical Accounting Policies and Estimates

The accounting estimates described in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2025 are those we consider critical in preparing our unaudited Condensed Consolidated Financial Statements. There were no changes to the Company’s critical accounting policies or estimates during the nine months ended September 30, 2026. Management is required to make estimates and assumptions that can affect the reported amounts of assets and liabilities and disclosures with respect to contingent assets and liabilities at the date of the unaudited Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates. See Note A - Basis of Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional description of certain significant accounting policies that have been followed in preparing our unaudited Condensed Consolidated Financial Statements.

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

On December 1, 2022, FNF distributed, on a pro rata basis, approximately 15% of the common stock of F&G. The purpose of the distribution was to enhance and more fully recognize the overall market value of each company. Additionally, on December 31, 2025, FNF distributed, on a pro rata basis, approximately 12% of the outstanding shares of F&G common stock. Following the distribution, FNF retained approximately 70% ownership of F&G common stock as of December 31, 2025 (approximately 72% as of September 30, 2026) .

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

ANE eliminates the impact of specific items that are not indicative of the underlying economics of our business, including certain market volatility, asymmetrical and noneconomic accounting, non-recurring items and other income and expense adjustments. These items are volatile in our reported GAAP earnings and are not indicative of the underlying profitability drivers reflected in the design and pricing of our products and/or our investment and hedging strategy, as such items fluctuate from period to period in a manner inconsistent with these drivers.

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
(ii) Market related liability adjustments: the impacts related to changes in the fair value, including both realized and unrealized gains and losses, of index product related derivatives and embedded derivatives, net of hedging cost; the impact of actuarial assumption updates and other refinements on the change in fair value of embedded derivatives and market risk benefits; the impact of initial pension risk transfer deferred profit liability losses, including amortization from previously deferred pension risk transfer deferred profit liability losses; and the changes in the fair value of market risk benefits by deferring current period changes and amortizing that amount over the life of the market risk benefit;
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
(vii) Certain income tax adjustments: the impacts related to unusual tax items that do not reflect our core operating performance such as the establishment or reversal of significant deferred tax asset valuation allowances; and
(viii) Income taxes: the income tax impact related to the above-mentioned adjustments is measured using an effective tax rate, as appropriate by tax jurisdiction.

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

Results of Operations
The results of operations for the three and nine months ended September 30, 2026 and 2025 were as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Revenues
Life insurance premiums and other fees	$330	$711	$1,203	$1,808
Interest and investment income	698	748	2,139	2,096
Owned distribution revenues	20	24	56	63
Recognized gains and (losses), net	83	211	341	(1)
Total revenues	1,131	1,694	3,739	3,966
Benefits and expenses
Benefits and other changes in policy reserves	26	1,181	1,659	2,698
Market risk benefit (gains) losses	(167)	43	(62)	148
Depreciation and amortization	191	180	539	491
Personnel costs	73	79	210	223
Other operating expenses	30	38	104	121
Interest expense	42	42	124	123
Total benefits and expenses	195	1,563	2,574	3,804
Earnings before income taxes	936	131	1,165	162
Income tax expense	195	11	250	21
Net earnings	741	120	915	141
Less: Non-controlling interests	1	2	3	4
Net earnings attributable to F&G	740	118	912	137
Less: Preferred stock dividend	4	4	13	13
Net earnings attributable to F&G common shareholders	$736	$114	$899	$124

The following table summarizes sales by product type (in millions) (see “Non-GAAP Financial Measures”):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Indexed annuities ("FIA/RILA")	$2,143	$1,665	$5,466	$4,827
IUL	42	41	128	137
PRT	172	538	721	1,294
Subtotal: Core sales	2,357	2,244	6,315	6,258
Fixed rate annuities ("MYGA")	73	969	357	3,438
Funding agreements ("FABN/FHLB")	570	1,025	2,220	1,550
Subtotal: Opportunistic sales	643	1,994	2,577	4,988
Gross sales	3,000	4,238	8,892	11,246
Sales attributable to flow reinsurance to third parties	(1,595)	(1,438)	(3,778)	(3,521)
Net sales	$1,405	$2,800	$5,114	$7,725

•Gross sales were lower for the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025, respectively. Core sales of indexed annuities, IUL, and PRT were higher for the three and nine months ended September 30, 2026, compared to the three and nine months ended September 30, 2025, respectively, reflecting increases in indexed annuities, offset by decreases in PRT. Opportunistic sales of MYGA and funding agreements are subject to fluctuation period to period based on economics and market opportunity; we continue to prioritize pricing discipline and capital allocation to the highest return opportunities.
•Sales attributable to flow reinsurance to third parties, including the new reinsurance vehicle effective August 1, 2025, were higher during the three and nine months ended September 30, 2026, compared to the three and nine months ended September 30, 2025, respectively, primarily reflecting the addition of new reinsurance and changes in the percentages ceded during the periods, partially offset by the levels of MYGA sales during the respective periods.

Revenues

Life Insurance Premiums and Other Fees
Life insurance premiums and other fees primarily reflect premiums on life-contingent PRTs and traditional life insurance products, which are recognized as revenue when due from the policyholder, as well as policy rider fees primarily on indexed annuity policies, the cost of insurance on IUL policies and surrender charges assessed against policy withdrawals in excess of the policyholder's allowable penalty-free amounts (up to 10% of the prior year's value, subject to certain limitations). The following table summarizes the Life insurance premiums and other fees, on the unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2026 and 2025 (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Life-contingent pension risk transfer premiums	$168	$536	$718	$1,279
Traditional life insurance and life-contingent immediate annuity premiums	6	8	23	27
Surrender charges	66	70	183	196
Policyholder fees and other income	90	97	279	306
Life insurance premiums and other fees (a)	$330	$711	$1,203	$1,808
(a)Reported net of ceded premiums of $19 million, and $21 million for the three months ended September 30, 2026 and 2025, and $58 million and $64 million for the nine months ended September 30, 2026 and 2025, respectively. Ceded product fees were $32 million and $11 million for the three months ended September 30, 2026 and 2025, and $85 million and $35 million for the nine months ended September 30, 2026 and 2025, respectively.

•Life-contingent pension risk transfer premiums were lower for the three and nine months ended September 30, 2026, compared to the three and nine months ended September 30, 2025, respectively, reflecting the timing of PRT transactions. PRT premiums are subject to fluctuation period to period.
•Surrender charges were lower for the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025, respectively. These charges primarily reflect withdrawals from policyholders with surrender charges and market value adjustments (“MVAs”), primarily on our indexed annuities and IUL policies, and are subject to changes in the interest rate environment.
•Policyholder fees and other income were lower for the three and nine months ended September 30, 2026, compared to the three and nine months ended September 30, 2025. The decrease for the three months ended September 30, 2026 primarily reflected lower cost of insurance charges, net of reinsurance and changes in unearned revenue liabilities (“URL”) on IUL policies and lower guaranteed minimum withdrawal benefit (“GMWB”) rider fees, net of reinsurance. GMWB rider fees are based on the policyholder's benefit base and are collected at the end of the policy year. The decrease for the nine months ended September 30, 2026 primarily reflected the impact of a reinsurance true-up adjustment during the nine months ended September 30, 2025 and lower cost of insurance charges, net of reinsurance and changes in unearned revenue liabilities (“URL”) on IUL policies.

Interest and Investment Income

Below is a summary of interest and investment income (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Fixed maturity securities	$537	$586	$1,638	$1,686
Preferred equity securities	3	3	10	10
Common equity securities	4	5	12	14
Mortgage loans	129	97	352	266
Invested cash and short-term investments	15	18	47	83
Limited partnerships	71	91	255	205
Other investments	9	15	39	27
Gross investment income	768	815	2,353	2,291
Investment expense	(70)	(67)	(214)	(195)
Interest and investment income	$698	$748	$2,139	$2,096

Interest and investment income is shown net of amounts attributable to certain funds withheld reinsurance agreements which is passed along to the reinsurer in accordance with the terms of these agreements. Interest and investment income attributable to these agreements, and thus excluded from the totals in the table above, was $291 million and $782 million for the three and nine months ended September 30, 2026, respectively, and $219 million and $592 million for the three and nine months ended September 30, 2025, respectively.

Our AAUM and yield on AAUM are summarized as follows (annualized) (dollars in millions) (see “Non-GAAP Financial Measures”):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Annualized interest and investment income	$2,792	$2,992	$2,852	$2,795
AAUM	55,935	55,654	56,586	54,870
Yield on AAUM (at amortized cost)	4.99%	5.38%	5.04%	5.09%

•AAUM was higher for the three and nine months ended September 30, 2026, compared to the three and nine months ended September 30, 2025, reflecting net new business asset flows and stable inforce retention, partially offset by reinsurance to third parties.
•Interest and investment income was lower for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, primarily due to $28 million of lower returns on alternative investments and $28 million of all other rate and mix impacts, partially offset by $6 million from invested asset growth.
•Interest and investment income was higher for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily due to $66 million from invested asset growth and $11 million of higher returns on alternative investments, partially offset by $34 million of all other rate and mix impacts.

Owned Distribution Revenues

Below is a summary of owned distribution revenues (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Owned distribution revenues	$20	$24	$56	$63

•Owned distribution revenues represent commissions received by our majority owned distribution partners generated from third-party annuity and life insurance sales. Override and bonus commissions are recognized as revenue at the effective date of each policy sold under a contract. Owned distribution revenues were lower for the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025, primarily reflecting lower commission revenues.

Recognized Gains and (Losses), Net

Below is a summary of the major components included in recognized gains and (losses), net (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net realized and unrealized (losses) gains on fixed maturity securities, equity securities and other invested assets	$(86)	$(10)	$(264)	$(37)
Net realized (loss) gain on sale of F&G Life Re	(7)	—	7	—
Change in allowance for expected credit losses	(10)	1	—	(41)
Net realized and unrealized (losses) gains on certain derivatives instruments	(347)	277	(116)	232
Change in fair value of reinsurance related embedded derivatives	533	(60)	711	(162)
Change in fair value of other derivatives and embedded derivatives	—	3	3	7
Recognized gains and (losses), net	$83	$211	$341	$(1)

Recognized gains and (losses), net is shown net of amounts attributable to certain funds withheld reinsurance agreements which is passed along to the reinsurer in accordance with the terms of these agreements. Recognized gains and (losses) attributable to these agreements, and thus excluded from the totals in the table above, was $559 million and $691 million for the three and nine month periods ended September 30, 2026, and $(77) million and $(176) million for the three and nine month periods ended September 30, 2025, respectively.

•For the three and nine months ended September 30, 2026, net realized and unrealized gains (losses) on fixed maturity securities, equity securities and other invested assets is primarily the result of net realized losses on fixed maturity securities, primarily reflecting portfolio repositioning and net realized and unrealized losses on equity securities.
•For the nine months ended September 30, 2026, Recognized gains and (losses), net includes a pre-tax gain from the sale of F&G Life Re, to Ancient Financial Holdings, LP (“Ancient”), an unrelated third party, of $7 million. During the third quarter of 2026, the Company finalized post-closing adjustments which decreased the pre-tax gain by $7 million, reflecting a $12 million purchase price adjustment, partially offset by a $5 million update to the allocation of goodwill. See Note F - Intangibles for further information regarding the impact on goodwill.
•For the three and nine months ended September 30, 2025, net realized and unrealized gains (losses) on fixed maturity available-for-sale securities, equity securities and other invested assets is primarily the result of mark-to-market losses on our equity securities and net realized losses on fixed maturity available-for-sale securities.
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

The components of the realized and unrealized gains (losses) on certain derivative instruments hedging our indexed annuities, universal life products and floating rate investments are summarized in the table below (dollars in millions):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Equity options:
Gains (losses) on equity options	$91	$(56)	$250	$(130)
Change in unrealized gains (losses)	(207)	325	(86)	291
Futures contracts:
Gains on futures contracts expiration	(7)	6	(1)	16
Change in unrealized (losses) gains	9	6	(2)	10
Forward contracts:
Gains (losses) on forward contracts	1	1	4	(8)
Change in unrealized (losses)	—	—	—	(2)
Foreign currency swaps:
(Losses) on foreign currency swaps	—	—	(3)	(2)
Change in unrealized gains (losses)	(11)	—	4	(5)
Interest rate swaps:
Gains on interest rate swaps	—	—	(1)	—
Change in unrealized gains (losses)	(223)	(5)	(281)	62
Total net change in fair value	$(347)	$277	$(116)	$232

Annual Point-to-Point Change in S&P 500 Index during the periods	2%	8%	14%	16%
Secured Overnight Financing Rates	3.90%	4.24%	3.90%	4.24%

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

The average index credits to policyholders are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Average Crediting Rate	5%	4%	5%	4%
S&P 500 Index:
Point-to-point strategy	6%	5%	5%	5%
Monthly average strategy	3%	3%	3%	3%
Monthly point-to-point strategy	5%	1%	5%	2%
3 year high water mark	19%	17%	17%	12%

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
Benefits and Expenses

Benefits and Other Changes in Policy Reserves

Below is a summary of the major components included in Benefits and other changes in policy reserves (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
PRT agreements	$159	$561	$736	$1,331
Indexed annuities/IUL market related liability movements	(699)	163	(830)	71
Index credits, interest credited and bonuses	605	474	1,811	1,314
Other changes in policy reserves	(39)	(17)	(58)	(18)
Benefits and other changes in policy reserves (a)	$26	$1,181	$1,659	$2,698
(a)Reported net of ceded benefits and other changes in policy reserves of $30 million and $56 million for the three months ended September 30, 2026 and 2025, and $156 million and $173 million for the nine months ended September 30, 2026 and 2025 respectively.

•PRT agreements, primarily representing the change in reserves associated with PRT premiums during the periods, decreased for the three and nine months ended September 30, 2026, compared to the three and nine months ended September 30, 2025, reflecting the timing of PRT transactions. PRT transactions are subject to fluctuation period to period.
•The indexed annuities/IUL market related liability movements during the three and nine months ended September 30, 2026 and 2025, respectively, are mainly driven by changes in the equity markets, non-performance spreads, and risk free rates during the respective periods. The change in risk free rates and non-performance spreads (decreased) increased the direct indexed annuities market related liability by $(372) million and $92 million during the three months ended September 30, 2026 and 2025, respectively. The change in risk free rates and non-performance spreads (decreased) increased the direct indexed annuities market related liability by $(507) million and $175 million during the nine months ended September 30, 2026 and 2025, respectively.
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
◦During the three and nine months ended September 30, 2026, based on policyholder behavior, experience and interest rate movements, we reflected updates to surrender assumptions for recent and expected policyholder behavior, as well as updated certain FIA assumptions used to calculate the fair value of the embedded derivative component within Contractholder funds. These changes resulted in decreases in total benefits and other changes in policy reserves of approximately $259 million and $273 million for the three and nine months ended September 30, 2026, respectively.
◦During the three and nine months ended September 30, 2025, based on policyholder behavior, experience and interest rate movements, we reflected updates to surrender assumptions for recent and expected near term policyholder behavior, as well as updated certain FIA assumptions used to calculate the fair value of the embedded derivative component within Contractholder funds. These changes resulted in decreases in total benefits and other changes in policy reserves of approximately $4 million and $30 million for the three and nine months ended September 30, 2025, respectively.

•Index credits, interest credited and bonuses for the three and nine months ended September 30, 2026, were higher compared to the three and nine months ended September 30, 2025, primarily reflecting higher index credits and interest credited on indexed annuities and other policies as a result of market movement during the respective periods and higher interest credited associated with the growth in PRT agreements.
•Other changes in policy reserves decreased for the three and nine months ended September 30, 2026, compared to the three and nine months ended September 30, 2025, primarily reflecting higher FIA ceded deposit asset accrual and higher FIA bonus recapture upon surrender.

Market Risk Benefit (Gains) Losses

Below is a summary of market risk benefit (gains) losses (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Market risk benefit (gains) losses	$(167)	$43	$(62)	$148

•Market risk benefit (gains) losses are primarily driven by issuances, attributed fees collected, effects of market related movements (including changes in equity markets and risk-free rates), and actual policyholder behavior as compared with expected changes in assumptions during the periods. Market risk benefit (gains) losses are reported net of reinsurance.
•Changes in market risk benefit (gains) losses for the three and nine months ended September 30, 2026, compared to the three and nine months ended September 30, 2025, primarily reflect favorable market related movements and favorable actuarial assumption updates.

Depreciation and Amortization

Below is a summary of the major components included in depreciation and amortization (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Amortization of DAC, VOBA and DSI	$170	$150	$477	$424
Amortization of other intangible assets and fixed asset depreciation	21	30	62	67
Depreciation and amortization	$191	$180	$539	$491

•DAC, VOBA and DSI are amortized on a constant level basis for the grouped contracts over the expected term of the related contracts to approximate straight-line amortization. Depreciation and amortization increased for the three and nine months ended September 30, 2026, compared to the three and nine months ended September 30, 2025, primarily reflecting increased DAC and DSI associated with the growth of the business, partially offset by lower amortization of other intangible assets. In addition, as a result of our annual actuarial assumption update process, amortization rates on some DAC and DSI balances increased primarily for indexed annuities.

Personnel Costs and Other Operating Expenses
Below is a summary of personnel costs and other operating expenses (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Personnel costs	$73	$79	$210	$223
Other operating expenses	30	38	104	121
Total personnel costs and other operating expenses	$103	$117	$314	$344

•Personnel costs and other operating expenses were lower for the three and nine months ended September 30, 2026, compared to the three and nine months ended September 30, 2025, respectively, primarily reflecting costs in line with sales volumes and growth in assets, disciplined expense management, including one-time management actions taken in the second quarter of 2025, along with continued investments in our operating platform.

Interest expense

Below is a summary of interest expense (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Interest expense	$42	$42	$124	$123

•Interest expense was relatively unchanged for the three and nine months ended September 30, 2026, as compared to the three and nine months ended September 30, 2025.
Other Items Affecting Net Earnings

Income Tax Expense (Benefit)

Below is a summary of the major components included in income tax expense (benefit) (dollars in millions):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Earnings (loss) before taxes	$936	$131	$1,165	$162

Income tax (benefit) expense before valuation allowance	188	21	242	25
Change in valuation allowance	7	(10)	8	(4)
Income tax (benefit) expense	$195	$11	$250	$21
Effective rate	21%	8%	21%	13%

•Income tax expense for the three months ended September 30, 2026 was $195 million, compared to income tax expense of $11 million for the three months ended September 30, 2025. The effective tax rate was 21% and 8% for the three months ended September 30, 2026 and 2025, respectively. The increase in income tax expense period over period is primarily related to the increase in pre-tax income.
•Income tax expense for the nine months ended September 30, 2026 was $250 million, compared to income tax expense of $21 million for the nine months ended September 30, 2025. The effective tax rate was 21% and 13% for the nine months ended September 30, 2026 and 2025, respectively. The increase in income tax expense period over period is primarily related to the increase in pre-tax income.

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
Adjusted Net Earnings (See “—Non-GAAP Financial Measures”)

The table below shows the adjustments made to reconcile Net earnings (loss) attributable to common shareholders to Adjusted net earnings attributable to common shareholders (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net earnings attributable to F&G	$740	$118	$912	$137
Non-GAAP adjustments:
Recognized (gains) and losses, net
Net realized and unrealized (gains) losses on fixed maturity available-for-sale securities, equity securities and other invested assets	93	10	264	37
Change in allowance for expected credit losses	11	(1)	2	40
Change in fair value of reinsurance related embedded derivatives	(522)	60	(711)	162
Change in fair value of other derivatives and embedded derivatives	242	(1)	296	(63)
Recognized (gains) losses, net	(176)	68	(149)	176
Market related liability adjustments (a)	(652)	(37)	(699)	50
Purchase price amortization	13	29	43	62
Transaction costs, other and non-recurring items	(2)	6	17	15
Non-controlling interest	(1)	(2)	(5)	(6)
Deferred tax asset valuation allowance	7	—	9	—
Income taxes adjustment	171	(13)	176	(62)
Adjusted net earnings	100	169	304	372
Less: Preferred stock dividend	4	4	13	13
Adjusted net earnings attributable to common shareholders	$96	$165	$291	$359
(a) Includes annual actuarial assumption updates and other refinements of ($297) million for the three and nine months ended September 30, 2026.

The commentary below is intended to provide additional information on the significant income and expense items that help explain the trends in our adjusted net earnings for each time period, as we believe these items provide further clarity to the financial performance of the business.

•Adjusted net earnings of $96 million for the three months ended September 30, 2026. Investment income from alternative investments was $60 million below management’s current long-term expected return of approximately 12%.

•Adjusted net earnings of $165 million for the three months ended September 30, 2025 included income from $10 million tax valuation allowance benefit and $4 million of actuarial reserve release. Investment income from alternative investments was $53 million below management's long-term expected return.

•Adjusted net earnings of $291 million for the nine months ended September 30, 2026 included expense from $5 million of investment and other income true-up adjustments. Investment income from alternative investments was $153 million below management's long-term expected return.

•Adjusted net earnings of $359 million for the nine months ended September 30, 2025 included income from a $16 million reinsurance true-up adjustment, $10 million tax valuation allowance benefit, and $4 million of actuarial reserve release. Investment income from alternative investments was $165 million below management's long-term expected return.

Reconciliation of total investments to AUM (See “—Non-GAAP Financial Measures”)

The table below shows the adjustments made to reconcile total investments to AUM (in millions):

	September 30, 2026	December 31, 2025
Reconciliation of total investments to AUM
US GAAP total investments	$69,859	$69,442
US GAAP cash and cash equivalents	1,560	1,486
Less: US GAAP derivative investments	1,126	1,148
US GAAP line items subtotal	70,293	69,780
Adjustments
Net assets ceded pursuant to coinsurance funds withheld arrangements	(18,483)	(14,260)
Unrealized (gains)/losses and allowances adjustment	4,816	2,579
Owned distribution investments adjustment	(267)	(306)
Reclass from prepaid expenses and other assets (a)	819	812
Reclass from accounts payable and accrued liabilities (b)	(966)	(1,031)
Total adjustments to arrive at AUM	(14,081)	(12,206)
AUM	56,212	57,574
Reinsurance	20,020	15,516
AUM before reinsurance	$76,232	$73,090
(a)Includes accrued investment income, receivable for sale of investments and low income housing tax credit assets.
(b)Includes derivative collateral and payable for purchase of investments.

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

As of September 30, 2026 and December 31, 2025, the fair value of our investment portfolio was approximately $69 billion for both periods. Refer to Note B - Fair Value of Financial Instruments for descriptions of the fair value methodologies used for financial instruments. The portfolio was divided among the following asset classes and sectors (dollars in millions):

	September 30, 2026		December 31, 2025
	Fair Value	Percent	Fair Value	Percent
Fixed maturity securities, available for sale (“AFS”):
United States Government full faith and credit	$381	1%	$493	1%
United States Government sponsored entities	1,097	2	196	—
United States municipalities, states and territories	1,224	2	1,355	2
Foreign Governments	246	—	261	—
Corporate securities:
Finance, insurance and real estate	8,432	12	9,309	14
Manufacturing, construction and mining	1,181	2	1,386	2
Utilities, energy and related sectors	4,187	6	3,681	5
Wholesale/retail trade	3,758	6	3,732	5
Services, media and other	5,389	9	5,142	8
Hybrid securities	599	1	609	1
Non-agency residential mortgage-backed securities	2,335	3	2,649	4
Non-agency commercial mortgage-backed securities	4,034	6	5,155	8
Asset-backed securities ("ABS")	7,923	11	7,842	11
Collateral loan obligations and loan backed-private obligations ("CLO")	9,926	14	10,890	16
Total fixed maturity available for sale securities	50,712	75	52,700	77
Fixed maturity securities, at fair value under fair value option	78	—	—	—
Equity securities (a)	271	—	341	1
Limited partnerships: (includes alternative investments with a FV of $3,653 million and $3,708 million for 2026 and 2025, respectively, net of amounts attributable to funds withheld reinsurance agreements) (b)

Private equity	2,179	3	2,079	3
Real assets	1,027	1	886	1
Credit	1,688	2	1,643	2
Limited partnerships	4,894	6	4,608	6
Commercial mortgage loans	3,473	5	3,025	4
Residential mortgage loans	5,919	9	4,424	6
Other (primarily derivatives, company owned life insurance and unconsolidated owned distribution investments) (includes alternative investments with a FV of $434 million and $428 million for 2026 and 2025, respectively, net of amounts attributable to funds withheld reinsurance agreements) (b)	2,934	4	2,859	4
Short term investments	724	1	1,043	2
Total investments	$69,005	100%	$69,000	100%

Interest and investment income (year to date and net of amounts attributable to funds withheld reinsurance agreements):
Alternative investments (b)	$194	9%	$242	9%
All other non-alternative investment income	1,945	91	2,595	91
Total US GAAP interest and investment income	$2,139	100%	$2,837	100%
(a)Includes investment grade non-redeemable preferred stocks ($157 million and $197 million at September 30, 2026 and December 31, 2025, respectively).
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

The NAIC determines ratings for non-agency Residential Mortgage-backed Securities (“RMBS”) and non-agency Commercial Mortgage-backed Securities (“CMBS”) using modeling that estimates security level expected losses under a variety of economic scenarios. For such assets issued prior to January 1, 2013, an insurer’s amortized cost basis in applicable assets can impact the assigned rating. In the tables below, we present the rating of structured securities based on ratings from the NAIC rating methodologies described above (which in some cases do not correspond to rating agency designations). All NAIC designations (e.g., NAIC 1-6) are based on the NAIC methodologies.

The following table summarizes the credit quality by NRSRO rating, or NAIC designation equivalent, of our fixed maturity AFS portfolio (dollars in millions) as of September 30, 2026 and December 31, 2025:

		September 30, 2026			December 31, 2025
NRSRO Rating	NAIC Designation	Amortized Cost	Fair Value	Fair Value Percent	Amortized Cost	Fair Value	Fair Value Percent
AAA/AA/A	1	$33,233	$30,217	60%	$34,360	$32,738	62%
BBB	2	19,664	18,121	36	18,300	17,524	34
BB	3	1,715	1,614	3	1,705	1,660	3
B	4	512	481	1	495	464	1
CCC	5	132	116	—	127	107	—
CC and lower	6	239	163	—	305	207	—
Total		$55,495	$50,712	100%	$55,292	$52,700	100%

The following table shows the composition of our invested assets and cash and cash equivalents (in millions) at carrying value as of September 30, 2026 and December 31, 2025, a portion of which represent funds withheld backing reserves as part of coinsurance with funds withheld reinsurance arrangements.

	September 30, 2026			December 31, 2025
Invested Assets	Investments excluding Funds Withheld	Funds Withheld	Total	Investments excluding Funds Withheld	Funds Withheld	Total
Fixed maturities, AFS	$35,400	$15,312	$50,712	$40,170	$12,530	$52,700
Fixed maturity securities, at fair value under fair value option	78	—	78	—	—	—
Equity securities	211	60	271	281	60	341
Derivative instruments	980	146	1,126	1,093	55	1,148
Mortgage loans	9,465	781	10,246	7,826	65	7,891
Investments in unconsolidated affiliates	4,144	1,006	5,150	4,126	752	4,878
Other long-term investments	1,366	—	1,366	1,294	—	1,294
Policy loans	185	1	186	146	1	147
Short-term investments	724	—	724	1,043	—	1,043
Total invested assets	52,553	17,306	69,859	55,979	13,463	69,442
Cash and cash equivalents	959	601	1,560	784	702	1,486
Total invested assets and cash and cash equivalents	$53,512	$17,907	$71,419	$56,763	$14,165	$70,928
Investment Concentrations

The tables below present the top ten structured security and industry categories of our fixed maturity and equity securities including the fair value and percent of total fixed maturity and equity securities fair value as of September 30, 2026 and December 31, 2025 (dollars in millions).

	September 30, 2026
Top 10 Concentrations	Fair Value	Percent of Total Fair Value
CLO	$9,926	19%
ABS	7,923	16
Commercial mortgage-backed securities	4,106	8
Diversified financial services	3,751	7
Whole loan collateralized mortgage obligation	2,323	5
Banking	1,866	4
Insurance	1,631	3
Electric	1,432	3
Municipal	1,224	2
Pipelines	1,200	2
Total	$35,382	69%

	December 31, 2025
Top 10 Concentrations	Fair Value	Percent of Total Fair Value
CLO	$10,890	21%
ABS	7,842	15
Commercial mortgage-backed securities	5,155	10
Diversified financial services	4,161	8
Whole loan collateralized mortgage obligation	2,630	5
Banking	2,246	4
Insurance	1,902	4
Electric	1,413	3
Municipal	1,355	2
Pipelines	945	2
Total	$38,539	74%

The amortized cost and fair value of fixed maturity AFS securities by contractual maturities as of September 30, 2026, (in millions) are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	September 30, 2026
	Amortized Cost	Fair Value
Corporate, Non-structured Hybrids, Municipal, Foreign and U.S. Government securities:
Due in one year or less	$533	$530
Due after one year through five years	4,589	4,513
Due after five years through ten years	4,057	3,821
Due after ten years	20,335	16,533
Subtotal	29,514	25,397
Other securities, which provide for periodic payments:
Asset-backed securities	18,128	17,849
Commercial-mortgage-backed securities	4,340	4,106
Residential mortgage-backed securities	3,513	3,360
Subtotal	25,981	25,315
Total fixed maturity available-for-sale securities	$55,495	$50,712

Non-Agency RMBS Exposure

Our investment in non-agency RMBS securities is predicated on the conservative and adequate cushion between purchase price and NAIC 1 rating, general lack of sensitivity to interest rates, positive convexity to prepayment rates and correlation between the price of the securities and the unfolding recovery of the housing market.

The fair value of our investments in subprime securities and Alternative-A (“Alt-A") RMBS securities were $4 million and $44 million as of September 30, 2026, respectively, and $4 million and $48 million as of December 31, 2025, respectively. As of September 30, 2026 and December 31, 2025, approximately 94% and 92%, respectively, of the subprime and Alt-A RMBS exposures were rated NAIC 2 or higher.

ABS and CLO Exposures

Our ABS exposures are largely diversified by underlying collateral and issuer type. Our CLO exposures are generally senior tranches of CLOs which have leveraged loans as their underlying collateral.

As of September 30, 2026, the CLO and ABS positions were trading at a net unrealized gain of $35 million and a net unrealized loss of $302 million, respectively. As of December 31, 2025, the CLO and ABS positions were trading at a net unrealized gain of $42 million and a net unrealized loss of $133 million, respectively.

The following table summarizes the credit quality by NRSRO rating, or NAIC designation equivalent, of our AFS ABS portfolio (dollars in millions) as of September 30, 2026 and December 31, 2025.

		September 30, 2026		December 31, 2025
		Fair Value	Percent	Fair Value	Percent
NRSRO Rating	NAIC Designation
AAA/AA/A	1	$5,220	66%	$5,457	70%
BBB	2	2,303	29	2,018	26
BB	3	206	3	190	2
B	4	53	1	17	—
CCC	5	16	—	10	—
CC and lower	6	125	1	150	2
Total		$7,923	100%	$7,842	100%

The following table summarizes the credit quality by NRSRO rating, or NAIC designation equivalent, of our AFS CLO portfolio (dollars in millions) as of September 30, 2026 and December 31, 2025.

		September 30, 2026		December 31, 2025
		Fair Value	Percent	Fair Value	Percent
NRSRO Rating	NAIC Designation
AAA/AA/A	1	$6,748	68%	$7,366	67%
BBB	2	2,237	23	2,466	23
BB	3	684	7	835	8
B	4	227	2	196	2
CCC	5	—	—	—	—
CC and lower	6	30	—	27	—
Total		$9,926	100%	$10,890	100%

Municipal Bond Exposure

The following table summarizes our municipal bond exposure as of September 30, 2026 and December 31, 2025 (in millions).

	September 30, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
General obligation bonds	$209	$162	$221	$186
Special revenue bonds	1,307	1,049	1,325	1,156
Certificate participations	16	13	16	13
Total	$1,532	$1,224	$1,562	$1,355

Across all municipal bonds, the largest issuer represented 5% and 4% respectively, of the category and less than 1% of the total portfolio for both September 30, 2026 and December 31, 2025, and is rated NAIC 1 as of September 30, 2026. Our focus within municipal bonds is on NAIC 1 rated instruments, with 99% and 98% respectively, of our municipal bond exposure rated NAIC 1 as of September 30, 2026 and December 31, 2025.

Mortgage Loans

Commercial Mortgage Loans

We diversify our commercial mortgage loans (“CMLs”) portfolio by geographic region and property type to attempt to reduce concentration risk. We continuously evaluate CMLs based on relevant current information to ensure properties are performing at a level to secure the related debt. Loan-to-value (“LTV”) and debt-service coverage (“DSC”) ratios are utilized to assess the risk and quality of CMLs. As of September 30, 2026 and December 31, 2025, our mortgage loans on real estate portfolio had a weighted average DSC ratio of 1.9 times and 2.3 times, respectively, and a weighted average LTV ratio of 56% and 57%, respectively.

We consider a CML delinquent when a loan payment is greater than 30 days past due. For mortgage loans that are determined to require foreclosure, the carrying value is reduced to the fair value of the underlying collateral, net of estimated costs to obtain and sell at the point of foreclosure. As of September 30, 2026 and December 31, 2025, we had one CML that was delinquent in principal or interest payments. We had no CMLs in the process of foreclosure as of September 30, 2026 and December 31, 2025. See Note C - Investments to the unaudited Condensed Consolidated Financial Statements included in this report for additional information on our CMLs, including our distribution by property type, geographic region, LTV and DSC ratios.

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

Unrealized Losses

The amortized cost and fair value of the fixed maturity AFS securities and the equity securities that were in an unrealized loss position as of September 30, 2026 and December 31, 2025, were as follows (dollars in millions):

	September 30, 2026
	Number of Securities	Amortized Cost	Allowance for Expected Credit Losses	Unrealized Losses	Fair Value
Fixed maturity securities, available for sale:
United States Government full faith and credit	35	$392	$—	$(11)	$381
United States Government sponsored entities	121	1,162	—	(68)	1,094
United States municipalities, states and territories	205	1,502	—	(309)	1,193
Foreign Governments	54	300	—	(59)	241
Corporate securities:
Finance, insurance and real estate	1,548	8,261	—	(907)	7,354
Manufacturing, construction and mining	332	1,296	—	(192)	1,104
Utilities, energy and related sectors	949	4,600	—	(723)	3,877
Wholesale/retail trade	1,100	4,221	—	(667)	3,554
Services, media and other	1,148	6,234	—	(1,240)	4,994
Hybrid securities	64	565	—	(40)	525
Non-agency residential mortgage-backed securities	467	1,696	(2)	(111)	1,583
Non-agency commercial mortgage-backed securities	394	2,653	(49)	(175)	2,429
Asset-backed securities	942	7,580	(10)	(390)	7,180
Total fixed maturity available for sale securities	7,359	40,462	(61)	(4,892)	35,509
Equity securities	25	308	—	(109)	199
Total investments	7,384	$40,770	$(61)	$(5,001)	$35,708

	December 31, 2025
	Number of Securities	Amortized Cost	Allowance for Expected Credit Losses	Unrealized Losses	Fair Value
Fixed maturity securities, available for sale:
United States Government full faith and credit	23	$346	$—	$(2)	$344
United States Government sponsored entities	49	29	—	(2)	27
United States municipalities, states and territories	174	1,424	—	(211)	1,213
Foreign Governments	38	188	—	(35)	153
Corporate securities:
Finance, insurance and real estate	719	4,854	(17)	(514)	4,323
Manufacturing, construction and mining	169	993	—	(124)	869
Utilities, energy and related sectors	561	2,740	—	(464)	2,276
Wholesale/retail trade	546	2,613	—	(438)	2,175
Services, media and other	707	4,265	—	(816)	3,449
Hybrid securities	40	456	—	(22)	434
Non-agency residential mortgage-backed securities	193	652	(1)	(68)	583
Non-agency commercial mortgage-backed securities	267	1,942	(59)	(139)	1,744
Asset-backed securities	569	7,231	(23)	(256)	6,952
Total fixed maturity available for sale securities	4,055	27,733	(100)	(3,091)	24,542
Equity securities	23	304	—	(89)	215
Total investments	4,078	$28,037	$(100)	$(3,180)	$24,757

The gross unrealized loss position on the fixed maturity available-for-sale and equity portfolio was $5,001 million and $3,180 million as of September 30, 2026 and December 31, 2025, respectively. Most components of the portfolio exhibited price depreciation caused primarily by higher treasury rates. The total amortized cost of all securities in an unrealized loss position was $40,770 million and $28,037 million as of September 30, 2026 and December 31, 2025, respectively. The average market value/book value of the investment category with the largest unrealized loss position was 80% and 81% for services, media and other as of September 30, 2026 and December 31, 2025, respectively. In the aggregate, services, media and other represented 25% and 26% of the total unrealized loss position for September 30, 2026 and December 31, 2025, respectively.

The amortized cost and fair value of fixed maturity available for sale securities under watch list analysis and the number of months in a loss position with investment grade securities (NRSRO rating of BBB/Baa or higher) as of September 30, 2026 and December 31, 2025, were as follows (dollars in millions):

	September 30, 2026
	Number of Securities	Amortized Cost	Fair Value	Allowance for Credit Loss	Gross Unrealized Losses
Investment grade:
Less than six months	4	$22	$20	$—	$(2)
Six months or more and less than twelve months	5	11	10	—	(1)
Twelve months or greater	145	1,745	1,082	—	(663)
Total investment grade	154	1,778	1,112	—	(666)

Below investment grade:
Less than six months	—	—	—	—	—
Six months or more and less than twelve months	2	6	6	—	—
Twelve months or greater	13	232	157	—	(75)
Total below investment grade	15	238	163	—	(75)
Total	169	$2,016	$1,275	$—	$(741)

	December 31, 2025
	Number of Securities	Amortized Cost	Fair Value	Allowance for Credit Loss	Gross Unrealized Losses
Investment grade:
Less than six months	—	$—	$—	$—	$—
Six months or more and less than twelve months	—	—	—	—	—
Twelve months or greater	80	1,159	750	—	(409)
Total investment grade	80	1,159	750	—	(409)

Below investment grade:
Less than six months	3	35	17	(18)	—
Six months or more and less than twelve months	2	33	32	—	(1)
Twelve months or greater	7	119	94	—	(25)
Total below investment grade	12	187	143	(18)	(26)
Total	92	$1,346	$893	$(18)	$(435)

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

There were 65 and 71 structured securities with a fair value of $192 million and $237 million, respectively to which we had potential credit exposure as of September 30, 2026 and December 31, 2025, respectively. Our analysis of these structured securities, which included cash flow testing, resulted in allowances for expected credit losses of $71 million and $86 million as of September 30, 2026 and December 31, 2025, respectively.

Exposure to Sovereign Debt and Certain Other Exposures

Our investment portfolio had an immaterial amount of direct exposure to European sovereign debt as of September 30, 2026 and December 31, 2025, respectively. We have no exposure to investments in Russia or Ukraine and de minimis investments in peripheral countries in the region.

Interest and Investment Income

For discussion regarding our interest and investment income and recognized gains and (losses), net, refer to Note C - Investments to the unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

AFS Securities

For additional information regarding our AFS securities, including the amortized cost, gross unrealized gains (losses), and fair value as well as the amortized cost and fair value of fixed maturity AFS securities by contractual maturities, as of September 30, 2026 and December 31, 2025, refer to Note C - Investments to the unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

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

Liquidity and Capital Resources

Liquidity refers to the ability of an enterprise to generate adequate amounts of cash from its normal operations to meet cash requirements with a prudent margin of safety. Our principal sources of cash flow from operating activities are annuity considerations, insurance premiums, and fees and investment income. We also generate cash inflows from investing activities resulting from maturities and sales of invested assets and from financing activities including inflows on our investment-type products, proceeds from borrowing activities and issuances of common and preferred stock. Our operating activities provided cash of $3,212 million and $3,513 million for the nine months ended September 30, 2026 and 2025, respectively. When considering our liquidity and cash flow, it is important to distinguish between the needs of our insurance subsidiaries and the needs of the holding company, F&G Annuities & Life, Inc. (“FGAL”). As a holding company with no operations of its own, F&G Annuities & Life, Inc. derives its cash primarily from its insurance subsidiaries and CF Bermuda Holdings Ltd. (“CF Bermuda”), a Bermuda exempted limited liability company and a wholly owned direct subsidiary of the Company, a downstream holding company that provides additional sources of liquidity. Dividends from our insurance subsidiaries flow through CF Bermuda to F&G Annuities & Life, Inc. F&G Cayman Re, a licensed class D insurer in the Cayman Islands and a wholly owned direct subsidiary of the Company, could also provide dividends directly to F&G Annuities & Life, Inc.

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

Cash Requirements. Our current cash requirements include personnel costs, operating expenses, benefit payments, funding agreement payments, taxes, payments of interest and principal on our debt, capital expenditures, business acquisitions, stock repurchases and dividends on our common and preferred stock. During the first nine months of 2026, we paid common and preferred dividends of approximately $112 million. During the first nine months of 2025, we paid common dividends and preferred dividends of approximately $98 million.

On November 5, 2026, our Board of Directors declared a quarterly cash dividend of $0.8594 per share of FNF Preferred Stock (liquidation preference of $50.00 per share) for the period from October 15, 2026 to and excluding January 15, 2027, to be payable on January 15, 2027, to FNF Preferred Stock record holders as of January 1, 2027. On November 5, 2026, our Board of Directors also declared a quarterly cash dividend of $0.26 per share of F&G common stock, payable on December 31, 2026, to F&G common shareholders of record as of December 17, 2026.

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
On November 5, 2026, F&G’s Board of Directors approved a new three-year stock repurchase program, effective November 5, 2026, under which the Company may repurchase up to $100 million of F&G common stock through November 30, 2029.
On March 16, 2026, F&G’s Board of Directors approved a three-year stock repurchase program, effective March 16, 2026, under which the Company may repurchase up to $100 million of F&G common stock through March 31, 2029 (the “March 2026 Repurchase Program”). In 2023, F&G’s Board of Directors approved a three-year stock repurchase program under which the Company may repurchase up to $50 million of F&G common stock through November 6, 2026 (the "2023 Repurchase Program" and together with the March 2026 Repurchase Program, the "Repurchase Programs"). There were no repurchases of shares pursuant to the stock Repurchase Programs for the three months ended September 30, 2026. The following summarizes the repurchases for the nine months ended September 30, 2026, pursuant to the Repurchase Programs.

Nine months ended September 30, 2026

Total number of shares purchased (in millions)	4.52
Average price paid per share	$26.44
Total cost of shares purchased (in millions)	$120
The total remaining authorization of F&G common stock that may yet be purchased under the 2023 and March 2026 Repurchase Programs at September 30, 2026 totaled approximately $0 million and $12 million, respectively.
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

Dividend and Other Distribution Payment Limitations

The insurance laws of Iowa and New York regulate the amount of dividends that may be paid in any year by FGL Insurance and FGL NY Insurance, respectively. For the nine months ended September 30, 2026, FGL Insurance did not pay ordinary dividends to its parent, Fidelity & Guaranty Life Holdings, Inc. (“FGLH”). FGL Insurance’s maximum ordinary dividend capacity for 2026 is $0. During the third quarter of 2026, upon approval by the Iowa Insurance Commissioner, FGL Insurance paid $250 million in cash to FGLH as a return of capital, of which approximately $249 million was ultimately received by FGAL. FGL NY Insurance has historically not paid dividends. Under the laws of the State of Vermont, Raven Re and Corbeau Re cannot pay dividends out of, or other distribution with respect to, capital or surplus, without prior approval. Likewise, the insurance laws of the Cayman Islands require that, among other things, F&G Cayman Re maintain minimum levels of statutory capital, surplus and liquidity, meet solvency standards, submit to periodic examinations of its financial condition and restrict payments of dividends and reductions of capital and, prior to the sale in the first quarter of 2026, those of Bermuda limited the maximum amount of annual dividends and distributions that may be paid or distributed by F&G Life Re without prior regulatory approval. Please refer to Note O - Insurance Subsidiary Financial Information and Regulatory Matters included in Part I - Item 1 of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2025 for additional details on risk-based capital, statutory capital and dividend and other distribution payment limitations.

Cash Flow from our Operations

Cash flow from our operations will be used for general corporate purposes including to reinvest in operations, repay debt, pay dividends, repurchase stock, pursue other strategic initiatives and/or conserve cash.

As of September 30, 2026 and December 31, 2025, we had Cash and cash equivalents of $1,560 million and $1,486 million, respectively, and short term investments of $724 million and $1,043 million, respectively. As of September 30, 2026 we had $750 million of remaining capacity under our Revolving Credit Facility and $200 million of capacity under our revolving credit facility with FNF (the “FNF Credit Facility”). Refer to Financing Arrangements below and Note L - Notes Payable of the unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding our borrowings.

Operating Cash Flow. Our cash flows provided by operations for the nine months ended September 30, 2026 and 2025, were $3,212 million and $3,513 million, respectively. Cash provided by operations for the nine months ended September 30, 2026 and 2025 included approximately $100 million and $900 million of net cash received for PRT transactions, respectively, included in the change in future policy benefits.

Investing Cash Flows. Our cash used in investing activities for the nine months ended September 30, 2026 and 2025, were $2,177 million and $6,142 million, respectively, primarily reflecting net purchases of investments. Cash used in investing activities for the nine months ended September 30, 2026 also included a net cash inflow of $88 million from the sale of F&G Life Re.

Financing Cash Flows. Our cash flows (used in) provided by financing activities for the nine months ended September 30, 2026 and 2025, were $(961) million and $2,554 million, respectively and reflected net contractholder withdrawals in 2026, as compared to net contractholder deposits in 2025. Cash used in financing activities for the nine months ended September 30, 2026 also included dividend payments of approximately $112 million and purchases of treasury stock of approximately $123 million. Cash provided by financing activities for the nine months ended September 30, 2025 included borrowing proceeds of $375 million, and proceeds of $269 million from the issuance of F&G Common Stock, partially offset by the $300 million redemption of the 5.50% F&G Senior Notes and dividend payments of approximately $98 million.

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

We have unfunded commitments as of September 30, 2026 based upon the timing of when investments and agreements are executed or signed compared to when the actual commitments are funded or closed. Some investments require that funding occur over a period of months or years. Please refer to Note C - Investments and Note N - Commitments and Contingencies to the unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional details on unfunded commitments.

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

Our borrowing capacity under these credit facilities does not have an expiration date as long as we maintain a satisfactory level of creditworthiness based on the FHLB’s credit assessment. As of September 30, 2026 and December 31, 2025, we had $3,582 million and $2,899 million, respectively, in FHLB non-putable funding agreements included under Contractholder funds on our unaudited Condensed Consolidated Balance Sheets. As of September 30, 2026 and December 31, 2025, we had assets with a fair value of approximately $5,670 million and $4,621 million, respectively, which collateralized the FHLB funding agreements. Assets pledged to the FHLB are primarily included in fixed maturities, AFS, on our unaudited Condensed Consolidated Balance Sheets.

Collateral-Derivative Contracts. Under the terms of our ISDA agreements, we may receive from, or deliver to, counterparties collateral to assure that all terms of the ISDA agreements will be met with regard to the Credit Support Annex (“CSA”). The terms of the CSA call for us to pay interest on any cash received equal to the federal funds rate. As of September 30, 2026 and December 31, 2025 counterparties posted collateral of $851 million and $1,185 million, respectively, of which $586 million and $928 million, respectively, is included in Cash and cash equivalents with an associated payable for this collateral included in Accounts payable and accrued liabilities on the unaudited Condensed Consolidated Balance Sheets. The remaining collateral represents securities collateral received that is not reported on the unaudited Condensed Consolidated Balance Sheets. Collateral requirements are monitored on a daily basis and incorporate changes in market values of both the derivatives contract as well as the collateral pledged. Market value fluctuations are due to changes in interest rates, spreads and other risk factors. We are required to post collateral to a counterparty when our net liability position with that counterparty exceeds the applicable threshold under the CSA. As of September 30, 2026 and December 31, 2025, cash collateral pledged by the Company was $27 million and $0 million, respectively, and is recorded as a receivable included in Prepaid expenses and other assets on the unaudited Condensed Consolidated Balance Sheets.

Our cash flows associated with collateral received from and posted with counterparties change as the market value of the underlying derivative contract changes. As the fair value of a derivative asset declines (or increases), the collateral required to be posted by our counterparties would also decline (or increase). Likewise, when the value of a derivative liability declines (or increases), the collateral we are required to post to our counterparties would also decline (or increase).

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

	Nine months ended	Year ended
	September 30, 2026	December 31, 2025
Summarized Statement of Operations:
Total revenues	$12	$23
Total expenses	128	178
Income tax benefit	(19)	(31)
Net loss	$(97)	$(124)

Summarized Balance Sheet:	September 30, 2026	December 31, 2025
Investments	$104	$393
Cash and cash equivalents	340	127
Goodwill	1,674	1,725
Due from non-guarantor affiliates	73	53
Other assets	38	38
Total assets	$2,229	$2,336

Notes payable	$2,240	$2,237
Other liabilities	137	152
Total liabilities	$2,377	$2,389

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

During the nine months ended September 30, 2026, there were no material changes to our market risk exposures from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, except as described below.

Interest Rate Risk

An increase in the levels of interest rates of 100 basis points, with all other variables held constant, would result in a decrease in the fair value of our fixed maturity securities and certain investments in preferred securities of approximately $4.4 billion, a net decrease in the fair value of interest rate swaps of approximately $0.3 billion and a net decrease in the combined fair value of embedded derivatives and MRBs of approximately $0.7 billion at September 30, 2026. In addition, a 100 basis points shift in interest rates for our floating rate debt and funding agreements will increase or decrease floating expense by approximately $33 million per year. As noted in our Annual Report on Form 10-K for the year ended December 31, 2025, the impact to net earnings related to the interest rate swaps, floating rate notes payable and funding agreements will be significantly offset by corresponding changes in investment income associated with our floating rate investments.

Equity Price Risk

At September 30, 2026, a 10% decrease in market prices, with all other variables held constant, would result in a net decrease in the fair value of our equity securities portfolio of approximately $27 million.

Foreign Currency Exchange Rate Risk
Our fair value exposure to fluctuations in foreign currency exchange rates against the U.S. dollar results from our holdings in non-U.S. dollar denominated fixed maturity securities and an investment in an unconsolidated affiliate. The principal currencies that create foreign currency exchange rate risk in our investment portfolio are the Euro, British pound, Australian dollar, and New Zealand dollar. We use various derivative instruments to hedge substantially all of our foreign currency exposure such that sensitivity to changes in foreign currencies is minimal.

Credit Risk and Counterparty Risk

See Note D - Derivative Financial Instruments in the unaudited Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information regarding our exposure to credit loss for derivatives.

In the normal course of business, certain reinsurance recoverables are subject to reviews by the reinsurers. We are not aware of any material disputes arising from these reviews or other communications with the counterparties as of September 30, 2026 that would require an increase to the allowance for credit losses. For information on concentrations of reinsurance risk, refer to Note E - Reinsurance in the unaudited Condensed Consolidated Financial Statements included in Part I - Item 1 of this Quarterly Report on Form 10-Q.

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

Concentrations of Financial Instruments

Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations - Investment Portfolio - Investment Concentrations included in Item 2 of Part I of this Quarterly Report on Form 10-Q regarding the top ten investment concentrations of our fixed maturity and equity securities including the fair value and percent of total fixed maturity and equity securities fair value as of September 30, 2026 and December 31, 2025.

Refer to Note C - Investments in the unaudited Condensed Consolidated Financial Statements included in Part I - Item 1 of this Quarterly Report on Form 10-Q for our underlying investment concentrations that exceed 10% of shareholders equity as of September 30, 2026.

.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that, as of September 30, 2026, the Company’s disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes as of the date of this Quarterly Report on Form 10-Q to the risk factors disclosed in “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2025. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

On November 5, 2026, F&G’s Board of Directors approved a new three-year stock repurchase program, effective November 5, 2026, under which the Company may repurchase up to $100 million of F&G common stock through November 30, 2029.
On March 16, 2026, F&G’s Board of Directors approved a three-year stock repurchase program, effective March 16, 2026, under which the Company may repurchase up to $100 million of F&G common stock through March 31, 2029 (the “March 2026 Repurchase Program”). In 2023, F&G’s Board of Directors approved a three-year stock repurchase program under which the Company may repurchase up to $50 million of F&G common stock through November 6, 2026 (the "2023 Repurchase Program" and together with the March 2026 Repurchase Program, the "Repurchase Programs"). There were no repurchases of shares pursuant to the Repurchase Programs for the three months ended September 30, 2026. The following summarizes the repurchases for the nine months ended September 30, 2026, pursuant to the Repurchase Programs.

Nine months ended September 30, 2026
Total number of shares purchased (in millions)	4.52
Average price paid per share	$26.44
Total cost of shares purchased (in millions)	$120

The total remaining authorization of F&G common stock that may yet be purchased under the 2023 and March 2026 Repurchase Programs at September 30, 2026 totaled approximately $0 and $12 million, respectively.

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

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information

During the three months ended September 30, 2026, no director or executive officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
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

Effective August 10, 2026, Wendy J.B. Young transitioned from her role as Executive Vice President, Chief Liability Officer of F&G and assumed a senior advisory role reporting to Conor Murphy, Chief Executive Officer and President, at which time she no longer served as a designated Section 16 executive officer of the Company. Ms. Young will retire from the Company on April 30, 2027, after more than 25 years of service. Ms. Young’s transition and retirement are not a result of any dispute or disagreement with the Company or its board of directors.

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

F&G Annuities & Life, Inc.
(Registrant)

Date:	November 6, 2026	By:	/s/ Michael Bailey
Michael Bailey
Executive Vice President, Chief Financial Officer
(on behalf of the Registrant and as Principal Financial Officer and Principal Accounting Officer)